Form 10QSB
period 2007-06-30
Anchor Funding Services, Inc.
filed 2007-08-20
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB

Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For The Quarterly Period EndedJune 30, 2007

Commission File Number:0-52589

ANCHOR FUNDING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10801 Johnston Road, suite 210
Charlotte, NC 28226
(Address of principal executive offices)

(866) 789-3863
(Registrant's telephone number)

Not Applicable
(Former name, address and fiscal year, if changed since last report)
_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of August 15, 2007, the registrant had a total of  11,820,555 shares of Common Stock outstanding, excluding 1,342,500 outstanding shares of Series 1 Preferred Stock convertible into 6,712,500 shares of Common Stock.

ANCHOR FUNDING SERVICES, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	June	December
	30, 2007	31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$4,751,826	$55,771
Retained interest in purchased accounts receivable	897,861	467,419
Due from financial institution	36,405	-
Prepaid expenses and other	39,133	41,134
Total current assets	5,725,225	564,324

PROPERTY AND EQUIPMENT, net	30,913	4,010

SECURITY DEPOSITS	18,965	-

	$5,775,103	$568,334

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$-	$44,683
Accounts payable	38,081	39,218
Due to related company	2,768	21,472
Accrued payroll and related taxes	78,728	37,796
Accrued expenses	5,300	-
Dividends payable	132,860	-
Total current liabilities	257,737	143,169

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY	-	418,895
PREFERRED STOCK	6,712,500	-
COMMON STOCK	11,795	3,795
ADDITIONAL PAID IN CAPITAL	(758,322)	4,580
ACCUMULATED DEFICIT	(448,607)	(2,105)
	5,517,366	425,165

	$5,775,103	$568,334

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the quarters ending June 30,		For the six months ending June 30,

	2007	2006	2007	2006
FINANCE REVENUES	$81,514	$180,267	$152,650	$403,041
INTEREST EXPENSE - financial institution	(17,195)	(42,272)	(21,365)	(105,804)
INTEREST INCOME	68,584	-	97,529	-
INTEREST EXPENSE, net - related parties	-	(13,556)	-	(32,471)

NET FINANCE REVENUES	132,903	124,439	228,814	264,766
PROVISION FOR CREDIT LOSSES	-	-	-	-

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	132,903	124,439	228,814	264,766

OPERATING EXPENSES	297,432	45,191	559,456	104,876

NET INCOME (LOSS) BEFORE INCOME TAXES	(164,529)	79,248	(330,642)	159,890

INCOME TAX (PROVISION) BENEFIT:
Current	-	-	-	-
Deferred	4,000	-	17,000	-

Total	4,000	-	17,000	-

NET INCOME (LOSS)	(160,529)	79,248	(313,642)	159,890

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(132,860)	-	(132,860)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER	$(293,389)	$79,248	$(446,502)	$159,890

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.02)	N/A	$(0.04)	N/A

Dilutive	$(0.02)	N/A	$(0.03)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	11,820,555	N/A	10,450,389	N/A

Dilutive	18,530,308	N/A	15,661,991	N/A

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2007

	Members'	Preferred	Common	Additional	Accumulated
	Equity	Stock	Stock	Paid in Capital	Deficit

Balance, December 31, 2006	$418,895	$-	$3,795	$4,580	$(2,105)

To record the exchange of 8,000,000 common shares of BTHC XI, Inc.
stock for 100,000 membership units of Anchor Funding Services, LLC	(418,895)	-	8,000	410,895	-

To record issuance of 1,342,500 shares of convertible preferred stock
and related costs of raising this capital	-	6,712,500	-	(1,206,483)	-

To record issuance of 1,960,000 in stock options	-	-	-	32,686	-

Preferred stock dividends	-	-	-	-	(132,860)

Net loss for the six months ended June 30, 2007	-	-	-	-	(313,642)

Balance, June 30, 2007	$-	$6,712,500	$11,795	$(758,322)	$(448,607)

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss):	$(313,642)	$159,890
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	4,295	3,120
Compensation expense related to issuance of stock options	49,686	-
Benefit for income taxes	(17,000)	-
(Increase) decrease in retained interest in purchased	(430,442)	237,987
accounts receivable
Decrease in prepaid expenses and other	2,001	5,002
Increase in security deposits	(18,965)	-
(Decrease) increase in accounts payable	(1,137)	175
Decrease in due to related company	(18,704)	140,179
Increase (decrease) in accrued payroll and related taxes	40,932	(4,371)
Increase in accrued expenses	5,300	-
Net cash (used in) provided by operating activities	(697,676)	541,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,198)	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to financial institution, net	(81,088)	(435,237)
Repayments on subordinated related party demand notes payable	-	(15,781)
Proceeds from sale of preferred stock	6,712,500	-
Payments made related to sale of preferred stock	(1,206,483)	-
Net cash provided by (used in) financing activities	5,424,929	(451,018)

INCREASE IN CASH	4,696,055	89,956

CASH, beginning of period	55,771	30,240

CASH, end of period	$4,751,826	$120,196

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
Notes To Condensed Financial Statements
Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

The Condensed Balance Sheet as of June 30, 2007, the Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006 and the Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations and cash flows for the three and/or six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-SB, as amended.

1.BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of BTHC XI, Inc. and its wholly owned subsidiary, Anchor Funding Services, LLC (“the Company”).  In April of 2007, BTHC XI, Inc. changed its name to Anchor Funding Services, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

BTHC XI, Inc. is a Delaware corporation. BTHC XI, Inc. has no operations; substantially all operations of the Company are the responsibility of Anchor Funding Services, LLC.

Anchor Funding Services, LLC is a North Carolina limited liability company.    Anchor Funding Services, LLC was formed for the purpose of providing factoring and back office services to businesses located throughout the United States of America.

On January 31, 2007, BTHC XI, Inc acquired Anchor Funding Services, LLC by exchanging shares in BTHC XI, Inc. for all the outstanding membership units of Anchor Funding Services, LLC (See Note 8).   Anchor Funding Services, LLC is considered the surviving entity therefore these financial statements include the accounts of BTHC XI, Inc. and Anchor Funding Services, LLC since January 1, 2007.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized when the fee is earned and consists primarily of non-refundable transaction (factor commission) and time-based fees.

Non-refundable factor commissions are collected when a Company funds a purchased accounts receivable and when the accounts receivable is collected. The Company uses the cost-recovery method of accounting for these commissions. Under this method, commissions are recognized as revenue when all amounts funded have been collected from the account debtor.

The majority of the Company’s customers are only charged time-based fees. These fees are earned by the Company from the time an accounts receivable is purchased until the Company collects on the purchased accounts receivable. The Company does withhold a portion of these fees when the purchased accounts receivable is funded. The withheld amount is deferred and amortized into revenue over an estimated deferral period.

The amount charged as a factor commission and time-based fees is specified in each customer’s factoring and security agreement and these amounts can vary between customers.

The term of the factoring and security agreement is typically one year, unless terminated in writing by the customer ninety days prior to the agreement’s anniversary date.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account, less unearned factor commissions and time based fees, plus earned uncollected time based fees.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price, less unearned factor commission, and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.

The Company’s factoring and security agreements with their customers include various recourse provisions requiring the customers to repurchase accounts receivable if certain conditions, as defined in the factoring and security agreement, are met.

Senior management reviews the status of uncollected purchased accounts receivable monthly to determine if any are uncollectible.  The Company has a security interest in the accounts receivable purchased and on a case-by-case basis, may have additional collateral.  The Company files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, the Company has varying types of personal guarantees from their factoring customers relating to the purchased accounts receivable.

Management did not consider any of the June 30, 2007 and December 31, 2006 retained interest in purchased accounts receivable uncollectible based on their analysis of the portfolio.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting primarily of computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 5 years.

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the six months ending June 30,
2007	2006

$87,000	$31,500

For the quarters ending June 30,
2007	2006

$55,200	$15,800

Earnings per Share – The Company computes net income per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Dilutive net income per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Stock Based Compensation until December 31, 2005 - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement were effective for the first interim reporting period that began after December 15, 2005. The Company adopted the provisions of SFAS No.123(R) in the first quarter of fiscal 2006.

See Note 9 for the SFAS No. 123(R) impact on the operating results for the quarter and six months ended June 30, 2007.  The adoption of SFAS No. 123(R) had no impact on the Company’s operating results for the quarter and six months ended June 30, 2006.

Recent Accounting Pronouncements –
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides additional guidance for the quantitative assessment of the materiality of uncorrected misstatements in current and prior years.  The assessment for materiality should be based on the amount of the error relative to both the current year income statement and balance sheet.  For misstatements originating in prior years that are deemed material to the current year financial statements, SAB 108 permits recording the effect of adopting this guidance as a cumulative effect adjustment to retained earnings.  During the fourth quarter of 2006, the Company adopted SAB 108 and it did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 157.  The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

Fair Value of Financial Instruments – The carrying value of cash equivalents, retained interest in purchased accounts receivable, due from/to financial institution, accounts payable and accrued liabilities approximates their fair value.

Cash and cash equivalents – Cash and cash equivalents consist primarily of highly liquid cash investment funds with original maturities of three months or less when acquired.

Income Taxes – Effective January 31, 2007, the Company became a “C” corporation for income tax purposes.  In a “C” corporation income taxes are provided for the tax effects of transactions reported in the financial statements plus deferred income taxes related to the differences between financial statement and taxable income.

The primary difference between financial statement and taxable income for the Company are compensation costs related to the issuance of stock options and net operating loss carryforwards.  The deferred tax asset represents the future tax return consequences of utilizing this net operating loss.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net operating loss carryforwards will ever be utilized.

Prior to January 31, 2007, Anchor Funding Services, LLC was treated as a partnership for Federal and state income tax purposes.  Its earnings and losses were included in the personal tax returns of its members; therefore, no provision or benefit from income taxes has been included in those financial statements.

3.RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	June 30, 2007	December 31, 2006
Purchased accounts receivable outstanding	$1,107,181	$614,034
Reserve account	(210,102)	(172,779)
	897,079	441,255
Unearned factor commissions and time based fees	(12,537)	(5,673)
Earned but uncollected fee income	13,319	31,837

	$897,861	$467,419

Total accounts receivable purchased were as follows:

For the six months ending June 30,
2007	2006

$4,370,000	$7,644,000

For the quarters ending June 30,
2007	2006

$2,779,000	$2,067,000

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

	June 30, 2007	December 31, 2006
Staffing	$603,380	$397,061
Transportation	4,676	(52,854)
Publishing	13,497	45,971
Construction	52,711	26,591
Service	244,619	14,951
Other	(21,804)	9,535

	$897,079	$441,255

4.PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	June 30, 2007	December 31, 2006
Furniture and fixtures	$10,712	$1,235
Computers and software	37,252	15,531
	47,964	16,766
Less accumulated depreciation	(17,051)	(12,756)

	$30,913	$4,010

5.  DUE FROM/TO FINANCIAL INSTITUTION:

The Company had an agreement with a financial institution under which the institution financed their purchased accounts receivable.  The institution received a fee of .3 percent of the receivables financed plus interest as described below.  The Company terminated this agreement on July 16, 2007.

Borrowings were made at the request of the Company.  The amount eligible to be borrowed was the lower of $1,000,000 or a borrowing base formula as defined in the agreement.  The interest on borrowings was paid monthly at a rate ranging from the institution’s prime rate plus 1% to 12.75%.

As of June 30, 2007, the financial institution had collected more cash from previously factored receivables than was loaned to fund current factored receivables.  The excess collected is recorded as a receivable from the financial institution.

The agreement was collateralized by all current and future Company assets and was guaranteed by the Company’s majority shareholders.

6.CAPITAL STRUCTURE:

The Company’s capital structure consists of preferred and common stock as described below:

Preferred Stock – The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock.  The Company’s Board of Directors determines the rights and preferences of its preferred stock.

On January 31, 2007, the Company filed a Certificate of Designation with the Secretary of State of Delaware.  Effective with this filing, 2,000,000 preferred shares became Series 1 Convertible Preferred Stock.  Series 1 Convertible Preferred Stock will rank senior to Common Stock.

Series 1 Convertible Preferred Stock is convertible into 5 shares of the Company’s Common Stock.  The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.  Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock.

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the six months ended June 30, 2007 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2006	-	3,820,555

Shares issued in exchange for
the membership units of
Anchor Funding Services, LLC	-	8,000,000

Shares issued in connection
with sale of Series 1 Convertible
Preferred Stock	1,342,500	-

Balance, June 30, 2007	1,342,500	11,820,555

As of June 30, 2007 and December 31, 2006 the components of additional paid in capital were as follows:

	June 30, 2007	December 31, 2006

Consideration received in excess of
common stock's par value	$490,475	$79,580

Equity issuance fees	(1,344,178)	(75,000)

Stock warrants	62,695	-

Stock options, net of $17,000
deferred income tax benefit	32,686	-

	$(758,322)	$4,580

7. RELATED PARTY TRANSACTIONS:

Due from/to Related Company – Prior to December 31, 2006, the Company had borrowing and loan transactions with a limited liability company (LLC) related through common ownership.  These amounts were unsecured, interest bearing (at 10 percent), and payable on demand.  The Company recorded the following interest income (expense) amounts related to this activity:

	For the six months ending June 30,
	2007	2006
Income	$-	$12,551
(Expense)	-	(45,022)

	$-	$(32,471)

	For the quarter ending June 30,
	2007	2006
Income	$-	$12,551
(Expense)	-	(26,107)

	$-	$(13,556)

Administrative Charges – The Company uses the administrative staff and facilities of the LLC referred to above.  The services provided by the LLC consist primarily of rent, credit, collection, invoicing, payroll and bookkeeping.  The Company pays the LLC a fee for these services.  The fee is computed as a percentage of accounts receivable purchased by the Company.  The administrative fee charged by the LLC was as follows:

For the six months ending June 30,
2007	2006

$14,000	$16,500

For the quarter ending June 30,

2007	2006

$7,100	$8,800

In connection with the Company’s relocation (See Note 14) to their Charlotte, NC facility, the Company is no longer using the administrative services of the related LLC.

8.  EXCHANGE TRANSACTION:

On January 31, 2007, Anchor Funding Services, LLC and its members entered into a Securities Exchange Agreement with BTHC XI, Inc.  The members namely, George Rubin, Morry Rubin (“M. Rubin”) and Ilissa Bernstein exchanged their units in Anchor Funding Services, LLC for an aggregate of 8,000,000 common shares of BTHC XI, Inc. issued to George Rubin (2,400,000 shares), M. Rubin (3,600,000 shares) and Ilissa Bernstein (2,000,000 shares).  Upon the closing of this transaction Anchor Funding Services, LLC became a wholly-owned subsidiary of BTHC XI, Inc.

At the time of this transaction, BTHC XI, Inc. had no operations and no assets or liabilities. After this transaction the former members of Anchor Funding Services, LLC owned approximately 67.7% of the outstanding common stock of BTHC XI, Inc.

9. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

At closing of the exchange transaction described above, M. Rubin and Brad Bernstein (“B. Bernstein”), the husband of Ilissa Bernstein and President of the Company, entered into employment contracts and stock option agreements with the BTHC XI, Inc.  Additionally, at closing two non-employee directors entered into stock option agreements with BTHC XI, Inc.

The following summarizes M. Rubin’s employment agreement and stock options:

•	The employment agreement with M. Rubin retains his services as Co-chairman and Chief Executive Officer for a three-year period.

•
An annual salary of $1 until, the first day of the first month following such time as BTHC XI, Inc. shall have, within any period beginning on January 1 and ending not more than 12 months thereafter, earned pre-tax net income exceeding $1,000,000, M. Rubin’s base salary shall be adjusted to an amount, to be mutually agreed upon between M. Rubin and BTHC XI, Inc., reflecting the fair value of the services provided, and to be provided, by M. Rubin taking into account (i) his position, responsibilities and performance, (ii) BTHC XI, Inc.’s  industry, size and performance, and (iii) other relevant factors. M. Rubin is eligible to receive annual bonuses as determined by BTHC XI, Inc.’s compensation committee.  M. Rubin shall be entitled to a monthly automobile allowance of $1,500.

•
10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to BTHC XI, Inc.’s 2007 Omnibus Equity Compensation Plan. Vesting of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009, provided that in the event of a change in control or M. Rubin is terminated without cause or M. Rubin terminates for good reason, all unvested options shall accelerate and immediately vest and become exercisable in full on the earliest of the date of change in control or date of M. Rubin’s voluntary termination or by BTHC XI, Inc. without cause.

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein retains his services as President for a three-year period.

•
An annual salary of $205,000 during the first year, $220,000 during the second year and $240,000 during the third year and any additional year of employment.  The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as BTHC XI, Inc. may hereafter adopt from time to time.  B. Bernstein is eligible to receive annual bonuses as determined by BTHC XI, Inc.’s compensation committee.  B. Bernstein shall be entitled to a monthly automobile allowance of $1,000.

•
10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to BTHC XI, Inc.’s 2007 Omnibus Equity Compensation Plan. Vesting of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009, provided that in the event of a change in control or B. Bernstein is terminated without cause or B. Bernstein terminates for good reason, all unvested options shall accelerate and immediately vest and become exercisable in full on the earliest of the date of change in control or date of B. Bernstein’s voluntary termination or by BTHC XI, Inc. without cause.

The following summarizes the non-employee stock option agreements entered into with two directors:

•
10-year options to purchase 360,000 shares exercisable at $1.25 per share, pursuant to BTHC XI, Inc.’s 2007 Omnibus Equity Compensation Plan. Vesting of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009.  If either director ceases serving BTHC XI, Inc. for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.

The following table summarizes information about stock options as of June 30, 2007:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,960,000	10 years	653,000

BTHC XI, Inc. recorded the issuance of these options in February 2007 in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468:

Exercise price	$1.25
Term	10 years
Volatility	2.5
Dividends	0%
Discount rate	4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,960,000
Option price	$0.0468
Total expense to recognize over
life of options	$91,728

The amounts recorded for these options in the statement of operations for the six months and quarter ended June 30, 2007 and 2006 were as follows:

	For the six	For the quarter
	months ended	ended
	June 30, 2007	June 30, 2007

Pre-tax effect	$49,686	$11,466
Tax benefit (34%)	(17,000)	(4,000)

After-tax effect	$32,686	$7,466

The pre-tax effect recorded in the financial statements for the six months ending June 30, 2007 consists of $30,576 in fully vested stock options and a provision of $19,110 to record five months of the unvested portions of stock options that will eventually vest on February 28, 2008 and 2009.

10. SALE OF CONVERTIBLE PREFERRED STOCK:

From February 1, 2007 to April 5, 2007 the Company sold 1,342,500 shares of convertible preferred stock to accredited investors.  The gross proceeds, transaction expenses and net proceeds of these transactions were as follows:

Gross proceeds	$6,712,500

Cash fees:
Placement agent	(949,050)
Legal and accounting	(218,552)
Blue sky	(39,348)
Net cash proceeds	5,505,550

Non-cash fees:
Placement agents fees - warrants	(62,695)

Net proceeds	$5,442,855

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

 The following table summarizes information about stock warrants as of June 30, 2007:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

11.CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the six months ending June 30,

	2007	2006

Staffing	$118,295	$82,685
Transportation	5,495	69,730
Publishing	1,788	13,119
Construction	4,196	228,081
Service	17,560	7,311
Other	5,316	2,115

	$152,650	$403,041

Industry	For the quarter ending June 30,

	2007	2006

Staffing	$61,308	$55,426
Transportation	110	33,986
Publishing	589	6,826
Construction	2,323	79,969
Service	14,856	3,003
Other	2,328	1,057

	$81,514	$180,267

Major Customers – The Company had the following transactions and balances with unrelated customers (4 for the six months ending June 30, 2007 and 3 for the six months ending June 30, 2006) which represent 10 percent or more of its revenues for the six months June 30, 2007 and 2006 as follows:

	For the six months ended June 30, 2007

Revenues	$25,300	$24,200	$28,900	$15,900

	As of June 30,2007
Purchased accounts
receivable outstanding	$159,300	$204,500	$155,400	$86,200

	For the six months ended June 30, 2006

Revenues	$6,200	$41,300	$239,200

	As of June 30,2006
Purchased accounts
receivable outstanding	$285,500	$270,000	$-

Cash – The Company maintains cash deposits with a bank. At various times throughout the year, these balances exceeded the federally insured limit of $100,000.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest for the six months ended June 30, 2007 and 2006 was $21,000 and $154,000 respectively.

Non-cash financing and investing activities consisted of the following:

8,000,000 shares of common stock were issued in exchange for 100,000 membership units of Anchor Funding Services, LLC (see Note 8).

1,960,000 stock options were issued to the Company’s President, CEO and two non-employee directors (see Note 9).

1,342,500 stock warrants were issued to the placement agent handling the sale of the Company’s convertible preferred stock (see Note 10).

13. INCOME TAXES:

The income tax benefit for the six months ending June 30, 2007 consists of the change in deferred income taxes related to the issuance of stock options (See Note 9).  There is no current income tax liability for the period.

The net operating loss carryforward generated in the six months ending June 30, 2007 was approximately $281,000.  The deferred tax asset related to this net operating loss carryforward is approximately $95,000.  This deferred tax asset has been reduced by a $95,000 valuation allowance.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.

14. FACILITIY LEASES:

In May 2007, the Company executed lease agreements for office space in Charlotte, NC and Boca Raton, FL. Both lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  The monthly rental is approximately $1,500.

The Boca Raton lease is expected to be effective on August 20, 2007 and is for a sixty-one month term. The monthly rental is approximately $8,300.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion and analysis of our financial condition and plan of operation together with our consolidated financial statements and the related notes appearing at the end of this Registration Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Registration Statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Registration Statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This Form 10-Q contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in the “Risk Factors” included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Executive Overview

Anchor Funding Services, LLC was founded in January 2003. Anchor’s business has grown with limited marketing and financing. Our objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, without limitation, purchase order financing, trade finance, government contract funding and lawsuit financing. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide. We plan to achieve our growth objectives through a combination of strategic and add-on acquisitions of other factoring and specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our corporate headquarters and back office operations are located in Charlotte, North Carolina.

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to credit provisions, intangible assets, contingencies and litigation and income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – Revenue is recognized when the fee is earned and consists primarily of non-refundable transaction (factor commission) and time-based fees.

Non-refundable factor commissions are collected when the Company funds a purchased accounts receivable and when the accounts receivable is collected. The Company uses the cost-recovery method of accounting for these commissions. Under this method, commissions are recognized as revenue when all amounts funded have been collected from the account debtor.

The majority of the Company’s customers are only charged time-based fees. These fees are earned by the Company from the time an accounts receivable is purchased until the Company collects on the purchased accounts receivable. The Company does withhold a portion of these fees when the purchased accounts receivable is funded. The withheld amount is deferred and amortized into revenue over an estimated deferral period.

The amount charged as a factor commission and time-based fees is specified in each customer’s factoring and security agreement and these amounts can vary between customers.

The term of the factoring and security agreement is typically one year, unless terminated in writing by the customer ninety days prior to the agreement’s anniversary date.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account, less unearned factor commissions and time based fees, plus earned but uncollected time based fees.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price, less unearned factor commission, and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.

The Company’s factoring and security agreements with their customers include various recourse provisions requiring the customers to repurchase accounts receivable if certain conditions, as defined in the factoring and security agreement, are met.

Senior management reviews the status of uncollected purchased accounts receivable monthly to determine if any are uncollectible.  The Company has a security interest in the accounts receivable purchased and on a case-by-case basis, may have additional collateral.  The Company files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, the Company has varying types of personal guarantees from their factoring customers relating to the purchased accounts receivable.

Management did not consider any of the June 30, 2007 and December 31, 2006 retained interest in purchased accounts receivable uncollectible based on their analysis of the portfolio.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting primarily of computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 5 years.

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the six months ending June 30,

2007	2006

$87,000	$31,500

For the quarters ending June 30,

2007	2006

$55,200	$15,800

Earnings per Share – The Company computes net income per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Dilutive net income per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Stock Based Compensation until December 31, 2005 - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement were effective for the first interim reporting period that began after December 15, 2005. The Company adopted the provisions of SFAS No.123(R) in the first quarter of fiscal 2006.

See Note 9 for the SFAS No. 123(R) impact on the operating results for the quarter and six months ended June 30, 2007.  The adoption of SFAS No. 123(R) had no impact on the Company’s operating results for the quarter and six months ended June 30, 2006.

Recent Accounting Pronouncements –

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides additional guidance for the quantitative assessment of the materiality of uncorrected misstatements in current and prior years.  The assessment for materiality should be based on the amount of the error relative to both the current year income statement and balance sheet.  For misstatements originating in prior years that are deemed material to the current year financial statements, SAB 108 permits recording the effect of adopting this guidance as a cumulative effect adjustment to retained earnings.  During the fourth quarter of 2006, the Company adopted SAB 108 and it did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 157.  The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.

Fair Value of Financial Instruments – The carrying value of cash equivalents, retained interest in purchased accounts receivable, due from/to financial institution, accounts payable and accrued liabilities approximates their fair value.

Cash and cash equivalents – Cash and cash equivalents consist primarily of highly liquid cash investment funds with original maturities of three months or less when acquired.

Income Taxes – Effective January 31, 2007, the Company became a “C” corporation for income tax purposes.  In a “C” corporation income taxes are provided for the tax effects of transactions reported in the financial statements plus deferred income taxes related to the differences between financial statement and taxable income.

The primary difference between financial statement and taxable income for the Company are compensation costs related to the issuance of stock options and net operating loss carryforwards.  The deferred tax asset represents the future tax return consequences of utilizing this net operating loss.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net operating loss carryforwards will ever be utilized.

Prior to January 31, 2007, Anchor Funding Services, LLC was treated as a partnership for Federal and state income tax purposes.  Its earnings and losses were included in the personal tax returns of its members; therefore, no provision or benefit from income taxes has been included in those financial statements.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The three months ended June 30, 2007 reflect a 54.8% decrease in finance revenue to $81,514 compared to finance revenue of $180,267 for the three months ended June 30, 2006.  This decrease in revenue along with a $252,241 increase in operating expenses resulted in a net operating loss for the three months ended June 30, 2007 of $160,529 compared to net income of $79,248 for the three months ended June 30, 2006.  The change in revenue was primarily due to a client that provided Anchor with approximately $125,233 in finance revenues during the three months ended June 30, 2006 and no revenues in 2007.  For the three months ended June 30, 2007 the company had net interest income of $51,389 compared to net interest expense of $55,828. Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the three months ended June 30, 2007. Operating expenses increased $252,241 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and is opening an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that  it’s operating expenses will continue to increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional  expense when compared to the operating expenses for the year ended December 31, 2006.

The following table compares the operating results for the three months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Finance revenues	$81,514	$180,267	$(98,753)	(54.8)
Interest income (expense), net	51,389	(55,828)	107,217	-
Net finance revenues	132,903	124,439	8,464	6.8
Provision for credit losses	-	-
Finance revenues, net of interest expense and credit losses	132,903	124,439	8,464	6.8
Operating expenses	297,432	45,191	252,241	558.2
Net income (loss) before income taxes	(164,529)	79,248	(243,777)
Income tax (provision) benefit:	4,000		4,000
Net income (loss)	$(160,529)	$79,248	$(239,777)

Finance revenue.  The decrease in finance revenue was primarily due to a client that provided Anchor with approximately $125,233 in finance revenues during the three months ended June 30, 2006 and no revenues in 2007.  Anchor had 12 clients as of June 30, 2007 compared to 13 clients as of June 30, 2006.

Interest income (expense).  Anchor had net interest income of $51,389 for the three months ended June 30, 2007 compared to net interest expense of $55,828 for the three months ended June 30, 2006. Beginning in February 2007, the company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the three months ended June 30, 2007.

Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had no credit losses for the three months ended June 30, 2007 and 2006.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the three months ended June 30, 2007 increased by $252,241, compared to the three months ended June 30, 2006. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business and build an infrastructure to support anticipated growth.  Since January 31, 2007, the Company is incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and is opening an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that it’s operating expenses will  increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional  expense when compared to the operating expenses for the year ended December 31, 2006.

Management did not receive any cash compensation for the three months ended June 30, 2006.

Client Accounts

As of June 30, 2007, we have four clients that each account for at least 10% of our accounts receivable portfolio. This includes a staffing company located in New Jersey, which accounts for 24.9% of our accounts receivable portfolio, a medical staffing corporation located in New York, which accounts for 18.5% of our accounts receivable portfolio, a second medical staffing corporation located in New York, which accounts for 14.0% of our accounts receivable portfolio and an intellectual technology consulting firm located in Maryland, which accounts for 16.7% of our accounts receivable portfolio. These four clients, as of June 30, 2007, account for 74.1% of our total accounts receivable portfolio.  A client’s fraud could cause us to suffer material losses.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The six months ended June 30, 2007 reflect a 62.1% decrease in finance revenue to $152,650 compared to finance revenue of $403,041 for the six months ended June 30, 2006.  This decrease in revenue along with a $454,580 increase in operating expenses resulted in a net operating loss for the six months ended June 30, 2007 of $313,642 compared to net income of $159,890 for the six months ended June 30, 2006.  The change in revenue was primarily due to a client that provided Anchor with approximately $228,000 in finance revenues during the six months ended June 30, 2006 and no revenues in 2007.  For the six months ended June 30, 2007 the company had net interest income of $76,164 compared to net interest expense of $138,275. Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the six months ended June 30, 2007. Operating expenses increased $454,580 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and is opening an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that it’s operating expenses will continue to increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional expense when compared to the operating expenses for the year ended December 31, 2006.

The following table compares the operating results for the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Finance revenues	$152,650	$403,041	$(250,391)	(62.1)
Interest income (expense), net	76,164	(138,275)	214,439	-
Net finance revenues	228,814	264,766	(35,952)	(13.6)
Provision for credit losses	-	-
Finance revenues, net of interest expense and credit losses	228,814	264,766	(35,952)	(13.6)
Operating expenses	559,456	104,876	454,580	433.4
Net income (loss) before income taxes	(330,642)	159,890	(490,532)
Income tax (provision) benefit:	17,000		17,000
Net income (loss)	$(313,642)	$159,890	$(473,532)

Finance revenue.   The decrease in finance revenue was primarily due to a client that provided Anchor with approximately $228,000 in finance revenues during the six months ended June 30, 2006 and no revenues in 2007.  Anchor had 12 clients as of June 30, 2007 compared to 13 clients as of June 30, 2006.

Interest income (expense).  Anchor had net interest income of $76,164 for the six months ended June 30, 2007 compared to net interest expense of $138,275 for the six months ended June 30, 2006. Beginning in February 2007, the company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the six months ended June 30, 2007.

Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had no credit losses for the six months ended June 30, 2007 and 2006.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the six months ended June 30, 2007 increased by $454,580 compared to the six months ended June 30, 2006. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business and build an infrastructure to support anticipated growth.  Since January 31, 2007, the Company is incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and is opening an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that it’s operating expenses will  increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional  expense when compared to the operating expenses for the year ended December 31, 2006.

Key changes in certain selling, general and administrative expenses:
	Six Months Ended
	June 30,
	2007	2006	$ Change	Explanation
Professional fees	$100,870	$8,376	$92,494	Increased cost for 2006 and 2005 audits. Additional legal fees for corporate matters and SEC filings

Payroll, payroll taxes and benefits	174,292	35,865	138,427	Increased payroll and health benefits for President and other corporate staff. Increased health benefits for CEO and a Director.

Advertising	86,907	31,543	55,364	Increased marketing

Consulting expense	25,000		25,000	Monthly advisory fee to investment banking firm for acquiring other companies

Insurance	33,764		33,764	Premiums for insurance policies including Directors and Officers and fidelity policies

	$422,840	$77,790	$345,049

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $697,676 for the six months ended June 30, 2007 and was primarily due to our net loss for the period and cash used by operating assets, primarily to purchase accounts receivable, and liabilities. The net loss was $313,642 for the six months ended June 30, 2007. Cash used by operating assets and liabilities was primarily due to an increase of $430,442 in retained interest in accounts receivable. Decreases in accounts payable, offset by increases in accrued payroll and accrued expenses were primarily the result of timing of payments and receipts. Net cash provided by operating activities was lower for the six months ended June 30, 2007 compared to the same period last year primarily due to the increased purchase of accounts receivable and the loss incurred in the current period of $313,642 compared to net income of $159,890 for the six months ended June 30, 2006.

Cash Flows from Investing Activities

For the six months ended June 30, 2007, net cash used in investing activities was $31,198 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,424,929 for the six months ended June 30, 2007. This was primarily the result of $6,712,500 of proceeds from the sale of Preferred Stock offset by $1,206,483 of payments related to costs of the sale. In addition, our lender received $81,088 of payments from our clients in excess of advances which resulted in a receivable from our lender of $36,405 as of June 30, 2007.

Between January 31, 2007 and April 5, 2007, we raised $6,712,500 in gross proceeds from the sale of 1,342,500 shares of our Series 1 Convertible Preferred Stock to expand our operations both internally and through possible acquisitions as more fully described under “Description of Business.”

Capital Resources

We previously had the availability of a $1 million line of credit through September 5, 2007 with an institutional asset based lender which advanced funds against “eligible accounts receivable” as defined in Anchor’s agreement with its institutional lender. This facility, which was secured by our assets, contained certain covenants related to tangible net worth and change in control. In the event that we failed to comply with the covenant(s) and the lender does not waive such non-compliance, we would have been in default of our credit agreement, which could have subjected us to penalty rates of interest and accelerate the maturity of the outstanding balances.  On June 28, 2007, we notified our lender to terminate the facility agreement immediately and the lender subsequently agreed to our request.  Prior to us completing any significant acquisitions, of which no assurances can be given, we intend to seek to obtain a new credit facility and attempt to obtain better lending terms. In the event we are not able to obtain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer. As of June 30, 2007, we have no outstanding debt under our line of credit.

We are not reliant on loans from related parties. Based on our current cash position, we believe can meet our cash needs for the next 12 to 18 months and support our anticipated organic growth. In the event we acquire another company, particularly one with a large cash purchase price, we may need additional financing to complete the transaction and our daily cash needs and liquidity could change based on the needs of the combined companies.   At that time, in the event we are not able to obtain a sufficient line of credit to complete the acquisition (if needed) and to operate the combined companies financing needs on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent quarter. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

(a)	For the six months ended June 30, 2007, there were no sales of unregistered securities, except as reported in our Form 10-SB, as amended.
(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the six months ended June 30, 2007, there were no repurchases by the Company of its Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.  OTHER INFORMATION:

               T.R. Winston & Company, Inc. has filed a Form 211 with the NASD for trading to commence in our common shares. At such time as the Securities and Exchange Commission has reached a “no comment stage” for the our Form 10-SB Registration Statement, as amended, it is expected that an OTC Bulletin Board symbol will be assigned to our common shares and that quotations for our common shares will be available a short time thereafter.

ITEM 6.  EXHIBITS:

Except for the exhibits listed below as filed herewith or unless Otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no.0-52589).

Exhibit Number	Description

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer Section 1350 Certification *

32.2	Chief Financial Officer Section 1350 Certification *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
_______________
*Filed herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: August 20, 2007	By:	/s/ Morry F. Rubin
Morry F. Rubin, Chief Executive Officer

Date: August 20, 2007	By:	/s/ Brad Bernstein
Brad Bernstein, President and
Chief Financial Officer