Form 10QSB/A
period 2007-06-30
Anchor Funding Services, Inc.
filed 2007-10-25
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB/A

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2007

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

ANCHOR FUNDING SERVICES, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	(Unaudited &	(Audited &
	Restated)	Restated)
	June	December
	30, 2007	31, 2006
CURRENT ASSETS:
Cash	$4,751,826	$55,771
Retained interest in purchased accounts receivable	893,860	440,324
Due from financial institution	36,405	-
Prepaid expenses and other	39,133	41,134
Total current assets	5,721,224	537,229

PROPERTY AND EQUIPMENT, net	30,913	4,010

SECURITY DEPOSITS	18,965	-

	$5,771,102	$541,239

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$-	$44,683
Accounts payable	38,081	39,218
Due to related company	2,768	21,472
Accrued payroll and related taxes	78,728	37,796
Accrued expenses	5,300	-
Dividends payable	132,860	-
Total current liabilities	257,737	143,169

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY	-	391,800
PREFERRED STOCK	6,712,500	-
COMMON STOCK	11,795	3,795
ADDITIONAL PAID IN CAPITAL	(785,417)	4,580
ACCUMULATED DEFICIT	(425,513)	(2,105)
	5,513,365	398,070

	$5,771,102	$541,239

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited and Restated)		(Unaudited and Restated)
	For the quarters ending June 30,		For the six months ending June 30,
	2007	2006	2007	2006
FINANCE REVENUES	$75,638	$168,631	$175,744	$409,473
INTEREST EXPENSE - financial institution	(17,195)	(42,272)	(21,365)	(105,804)
INTEREST INCOME	68,584	-	97,529	-
INTEREST EXPENSE, net - related parties	-	(13,556)	-	(32,471)

NET FINANCE REVENUES	127,027	112,803	251,908	271,198
PROVISION FOR CREDIT LOSSES	-	-	-	-

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	127,027	112,803	251,908	271,198

OPERATING EXPENSES	289,668	45,191	559,456	104,876

NET INCOME (LOSS) BEFORE INCOME TAXES	(162,641)	67,612	(307,548)	166,322

INCOME TAX (PROVISION) BENEFIT:
Current	-	-	-	-
Deferred	2,000	-	17,000	-

Total	2,000	-	17,000	-

NET INCOME (LOSS)	(160,641)	67,612	(290,548)	166,322

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(132,860)	-	(134,320)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER	$(293,501)	$67,612	$(424,868)	$166,322

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.02)	N/A	$(0.04)	N/A

Dilutive	$(0.02)	N/A	$(0.04)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	11,820,555	N/A	10,450,389	N/A

Dilutive	18,530,308	N/A	15,661,991	N/A

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the six months ended June 30, 2007

	Members'	Preferred	Common	Additional	Accumulated
	Equity	Stock	Stock	Paid in Capital	Deficit

Balance, December 31, 2006 (audited and restated)	$391,800	$0	$3,795	$4,580	$(2,105)

To record the exchange of 8,000,000 common shares of BTHC XI, Inc.
stock for 100,000 membership units of Anchor Funding Services, LLC	(391,800)	-	8,000	383,800	-

To record issuance of 1,342,500 shares of convertible preferred stock
and related costs of raising this capital	-	6,712,500	-	(1,206,483)	-

To record issuance of 1,960,000 in stock options	-	-	-	32,686	-

Preferred stock dividends	-	-	-	-	(132,860)

Net loss for the six months ended June 30, 2007	-	-	-	-	(290,548)

Balance, June 30, 2007 (unaudited and restated)	$0	$6,712,500	$11,795	$(785,417)	$(425,513)

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,
	(Unaudited &	(Unaudited &
	Restated)	Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss):	$(290,548)	$166,322
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	4,295	3,120
Compensation expense related to issuance of stock options	49,686	-
Benefit for income taxes	(17,000)	-
(Increase) decrease in retained interest in purchased
accounts receivable	(453,536)	231,555
Decrease in prepaid expenses and other	2,001	5,002
Increase in security deposits	(18,965)	-
(Decrease) increase in accounts payable	(1,137)	175
(Decrease) increase in due to related company	(18,704)	140,179
Increase (decrease) in accrued payroll and related taxes	40,932	(4,371)
Increase in accrued expenses	5,300	-
Net cash (used in) provided by operating activities	(697,676)	541,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31,198)	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to financial institution, net	(81,088)	(435,237)
Repayments on subordinated related party demand notes payable	-	(15,781)
Proceeds from sale of preferred stock	6,712,500	-
Payments made related to sale of preferred stock	(1,206,483)	-
Net cash provided by (used in) financing activities	5,424,929	(451,018)

INCREASE IN CASH	4,696,055	89,956

CASH, beginning of period	55,771	30,240

CASH, end of period	$4,751,826	$120,196

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

This report should be read in conjunction with our Form 10-SB, as amended.

1.	BACKGROUND AND DESCRIPTION OF BUSINESS:

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee.  Variable transaction fees are variable based on the length of time the purchased invoice is outstanding.   As specified in its contract with the client, the Company charges variable increasing percentages of the purchased invoice as time elapses from the purchase date to the collection date.

For both Fixed and Variable Transaction fees, the Company recognizes revenue by using one of two methods depending on the type of customer.  For new customers the Company recognizes revenue using the cost recovery method.  For established customers the Company recognizes revenue using the accrual method.

Under the cost recovery method, all revenue is recognized upon collection of the entire amount of purchased accounts receivable.

The Company considers new customers to be accounts whose initial funding has been within the last three months or less.  Management believes it needs three months of history to reasonably estimate a customer’s collection period and accrued revenues.  If three months of history has a limited number of transactions, the cost recovery method will continue to be used until a reasonable revenue estimate can be made based on additional history.  Once the Company obtains sufficient historical experience, it will begin using the accrual method to recognize revenue.

For established customers the Company uses the accrual method of accounting.  The Company applies this method by multiplying the historical yield, for each customer, times the amount advanced on each purchased invoice outstanding for that customer, times the portion of a year that the advance is outstanding.  The customers’ historical yield is based on the Company’s last six months of experience with the customer along with the Company’s experience in the customer’s industry, if applicable.

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices are collected, the Company records the appropriate adjustments to record the actual revenue earned on each purchased invoice. These adjustments from the estimated revenue to the actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account and collected but unearned fee income, plus earned but uncollected fee income.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.

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

3.	RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	June 30, 2007	December 31, 2006
Purchased accounts receivable outstanding	$1,107,181	$614,034
Reserve account	(210,102)	(172,779)
	897,079	441,255
Collected but unearned commissions	(22,326)	(11,730)
Earned but uncollected fee income	19,107	10,799

	$893,860	$440,324

Total accounts receivable purchased were as follows:

For the six months ending June 30,

2007	2006

$4,370,000	$7,644,000

For the quarters ending June 30,

2007	2006

$2,779,000	$2,067,000

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

	June 30, 2007	December 31, 2006
Staffing	$603,380	$397,061
Transportation	4,676	(52,854)
Publishing	13,497	45,971
Construction	52,711	26,591
Service	244,619	14,951
Other	(21,804)	9,535

	$897,079	$441,255

4.	PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	June 30, 2007	December 31, 2006
Furniture and fixtures	$10,712	$1,235
Computers and software	37,252	15,531
	47,964	16,766
Less accumulated depreciation	(17,051)	(12,756)

	$30,913	$4,010

5.	DUE FROM/TO FINANCIAL INSTITUTION:

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

The agreement was collateralized by all current and future Company assets and was guaranteed by the Company’s majority shareholders.

6.	CAPITAL STRUCTURE:
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

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the six months ended June 30, 2007 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2006	-	3,820,555

Shares issued in exchange for
the membership units of
Anchor Funding Services, LLC	-	8,000,000

Shares issued in connection
with sale of Series 1 Convertible
Preferred Stock	1,342,500	-

Balance, June 30, 2007	1,342,500	11,820,555

As of June 30, 2007 and December 31, 2006 the components of additional paid in capital were as follows:

	June 30, 2007	December 31, 2006

Consideration received in excess of
common stock's par value	$463,380	$79,580

Equity issuance fees	(1,344,178)	(75,000)

Stock warrants	62,695	-

Stock options, net of $17,000
deferred income tax benefit	32,686	-

	$(785,417)	$4,580

7.	RELATED PARTY TRANSACTIONS:

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

.
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

The amounts recorded for these options in the statement of operations for the six months and quarter ended June 30, 2007 and 2006 as follows:

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
From February 1, 2007 to April 5, 2007 the Company sold 1,342,500 shares of convertible preferred stock to accredited investors.  The gross proceeds, transaction expenses and net proceeds of these transactions were as follows:

Gross proceeds	$6,712,500

Cash fees:
Placement agent	(949,050)
Legal and accounting	(218,552)
Blue sky	(39,348)
Net cash proceeds	$5,505,550

Non-cash fees:
Placement agents fees - warrants	(62,695)

Net proceeds	$5,442,855

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

 The following table summarizes information about stock warrants as of June 30, 2007:
		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

11.          CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the six months ending June 30,

	2007	2006

Staffing	$136,192	$84,005
Transportation	6,326	70,843
Publishing	2,059	13,328
Construction	4,831	231,721
Service	20,217	7,428
Other	6,119	2,148

	$175,744	$409,473

Industry	For the quarter ending June 30,

	2007	2006

Staffing	$56,889	$51,848
Transportation	102	31,792
Publishing	547	6,385
Construction	2,156	74,807
Service	13,785	2,809
Other	2,159	990

	$75,638	$168,631

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

The net operating loss carryforward generated in the six months ending June 30, 2007 was approximately $256,000.  The deferred tax asset related to this net operating loss carryforward is approximately $87,000.  This deferred tax asset has been reduced by a $87,000 valuation allowance.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.

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

The Boca Raton lease is expected to be effective on August 20, 2007 and is for a sixty-one month term. The monthly rental is approximately $8,300.

15.	RESTATEMENT OF FINANCIAL STATEMENTS:
The Company previously issued the following financial statements:

•	December 31, 2006 balance sheet
•	June 30, 2007 balance sheet
•	Statements of operations for the six and three months ended June 30, 2007 and 2006
•	Statement of stockholders’ equity for the six months ended June 30, 2007
•	Statements of cash flows for the six months ended June 30, 2007 and 2006

These statements have been restated to correct the Company’s method of revenue recognition.  Historically, the Company recognized transaction fees upon the purchase of an accounts receivable and time based fees from the time an invoice is purchased until collected.  Management researched the current accounting literature and concluded revenue should be recognized on new customers using the cost recovery method and the accrual method for established customers.

The following is the effect of these restatements on the December 31, 2006 and June 30, 2007 balance sheets and statements of operations for the six and three months ended June 30, 2007 and 2006:

Anchor Funding Services, Inc
Balance Sheets

	June		June
ASSETS	30, 2007		30, 2007
	(As Reported)	Adjustments	(As Restated)
CURRENT ASSETS:
Cash	$4,751,826		$4,751,826
Retained interest in purchased accounts receivable	897,861	$(4,001)	893,860
Due from financial institution	36,405		36,405
Prepaid expenses	39,133		39,133
Total current assets	5,725,225		5,721,224

PROPERTY AND EQUIPMENT, net	30,913		30,913

SECURITY DEPOSITS	18,965		18,965

	$5,775,103	$(4,001)	$5,771,102

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$38,081		$38,081
Due to related company	2,768		2,768
Accrued payroll and related taxes	78,728		78,728
Accrued expenses	5,300		5,300
Dividends payable	132,860		132,860
Total current liabilities	257,737		257,737

PREFERRED STOCK	6,712,500		6,712,500
COMMON STOCK	11,795		11,795
ADDITIONAL PAID IN CAPITAL	(758,322)	$(27,095)	(785,417)
ACCUMULATED DEFICIT	(448,607)	23,094	(425,513)
	5,517,366		5,513,365

	$5,775,103	$(4,001)	$5,771,102

	December 31,		December 31,
ASSETS	2006		2006
	(As Reported)	Adjustments	(As Restated)
CURRENT ASSETS:
Cash	$55,771		$55,771
Retained interest in purchased accounts receivable	473,092	$(32,768)	440,324
Prepaid expenses	41,134		41,134
Total current assets	569,997		537,229

PROPERTY AND EQUIPMENT, net	4,010		4,010

	$574,007	$(32,768)	$541,239

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Due to financial institution	$44,683		$44,683
Accounts payable	39,218		39,218
Due to related company	21,472		21,472
Accrued payroll and related taxes	37,796		37,796
Total current liabilities	143,169		143,169

MEMBERS' EQUITY	424,568	$(32,768)	391,800
COMMON STOCK	3,795		3,795
ADDITIONAL PAID IN CAPITAL
- equity issuance fees	(75,000)		(75,000)
ADDITIONAL PAID IN CAPITAL - common stock	79,580		79,580
ACCUMULATED DEFICIT	(2,105)		(2,105)
	430,838		398,070

	$574,007	$(32,768)	$541,239

Anchor Funding Services, Inc
Statements of Operations
For the Six Months Ended

	June		June
	30, 2007		30, 2007
	(As Reported)	Adjustments	(As Restated)
FINANCE REVENUES	$152,650	$23,094	$175,744
INTEREST EXPENSE - financial institution	(21,365)		(21,365)
INTEREST INCOME	97,529		97,529

NET FINANCE REVENUES	228,814		251,908
PROVISION FOR CREDIT LOSSES	-		-

FINANCE REVENUES, NET OF INTEREST
EXPENSE AND CREDIT LOSSES	228,814		251,908

OPERATING EXPENSES	559,456		559,456

NET INCOME (LOSS) BEFORE INCOME TAXES	(330,642)		(307,548)

INCOME TAX (PROVISION) BENEFIT:
Current	-		-
Deferred	17,000		17,000

Total	17,000		17,000

NET INCOME (LOSS)	$(313,642)	$23,094	$(290,548)

	June		June
	30, 2006		30, 2006
	(As Reported)	Adjustments	(As Restated)
FINANCE REVENUES	$403,041	$6,432	$409,473
INTEREST EXPENSE - financial institution	(105,804)		(105,804)
INTEREST INCOME	0		0
INTEREST EXPENSE, net - related parties	(32,471)		(32,471)

NET FINANCE REVENUES	264,766		271,198
PROVISION FOR CREDIT LOSSES	-		-

FINANCE REVENUES, NET OF INTEREST
EXPENSE AND CREDIT LOSSES	264,766		271,198

OPERATING EXPENSES	104,876		104,876

NET INCOME (LOSS) BEFORE INCOME TAXES	159,890		166,322

INCOME TAX (PROVISION) BENEFIT:
Current	-		-
Deferred	-		-

Total	-		-

NET INCOME (LOSS)	$159,890	$6,432	$166,322

Anchor Funding Services, Inc
Statements of Operations
For the Three Months Ended

	June		June
	30, 2007		30, 2007
	(As Reported)	Adjustments	(As Restated)
FINANCE REVENUES	$81,514	$(5,876)	$75,638
INTEREST EXPENSE - financial institution	(17,195)		(17,195)
INTEREST INCOME	68,584		68,584

NET FINANCE REVENUES	132,903		127,027
PROVISION FOR CREDIT LOSSES	-		-

FINANCE REVENUES, NET OF INTEREST
EXPENSE AND CREDIT LOSSES	132,903		127,027

OPERATING EXPENSES	289,668		289,668

NET INCOME (LOSS) BEFORE INCOME TAXES	(156,765)		(162,641)

INCOME TAX (PROVISION) BENEFIT:
Current	-		-
Deferred	2,000		2,000

Total	2,000		2,000

NET INCOME (LOSS)	$(154,765)	$(5,876)	$(160,641)

	June		June
	30, 2006		30, 2006
	(As Reported)	Adjustments	(As Restated)
FINANCE REVENUES	$180,267	$(11,636)	$168,631
INTEREST EXPENSE - financial institution	(42,272)		(42,272)
INTEREST INCOME	0		0
INTEREST EXPENSE, net - related parties	(13,556)		(13,556)

NET FINANCE REVENUES	124,439		112,803
PROVISION FOR CREDIT LOSSES	-		-

FINANCE REVENUES, NET OF INTEREST
EXPENSE AND CREDIT LOSSES	124,439		112,803

OPERATING EXPENSES	45,191		45,191

NET INCOME (LOSS) BEFORE INCOME TAXES	79,248		67,612

INCOME TAX (PROVISION) BENEFIT:
Current	-		-
Deferred	-		-

Total	-		-

NET INCOME (LOSS)	$79,248	$(11,636)	$67,612

 The impact of these adjustments was not considered significant enough to present a restated statement of stockholders’ equity or statements of cash flows in this footnote.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Form 10-QSB/A contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in the “Risk Factors” included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee.  Variable transaction fees are variable based on the length of time the purchased invoice is outstanding.   As specified in its contract with the client, the Company charges variable increasing percentages of the purchased invoice as time elapses from the purchase date to the collection date.

For both Fixed and Variable Transaction fees, the Company recognizes revenue by using one of two methods depending on the type of customer.  For new customers the Company recognizes revenue using the cost recovery method.  For established customers the Company recognizes revenue using the accrual method.

Under the cost recovery method, all revenue is recognized upon collection of the entire amount of purchased accounts receivable.

The Company considers new customers to be accounts whose initial funding has been within the last three months or less.  Management believes it needs three months of history to reasonably estimate a customer’s collection period and accrued revenues.  If three months of history has a limited number of transactions, the cost recovery method will continue to be used until a reasonable revenue estimate can be made based on additional history.  Once the Company obtains sufficient historical experience, it will begin using the accrual method to recognize revenue.

For established customers the Company uses the accrual method of accounting.  The Company applies this method by multiplying the historical yield, for each customer, times the amount advanced on each purchased invoice outstanding for that customer, times the portion of a year that the advance is outstanding.  The customers’ historical yield is based on the Company’s last six months of experience with the customer along with the Company’s experience in the customer’s industry, if applicable.

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices are collected, the Company records the appropriate adjustments to record the actual revenue earned on each purchased invoice. These adjustments from the estimated revenue to the actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable –Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account and collected but unearned fee income, plus earned but uncollected fee income.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.

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

Recent Accounting Pronouncements -
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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The three months ended June 30, 2007 reflect a 55.1% decrease in finance revenue to $75,638 compared to finance revenue of $168,631 for the three months ended June 30, 2006.  This decrease in revenue along with a $244,477 increase in operating expenses resulted in a net operating loss for the three months ended June 30, 2007 of $160,641 compared to net income of $67,612 for the three months ended June 30, 2006.  The change in revenue was primarily due to a client that provided Anchor with approximately $113,162 in finance revenues during the three months ended June 30, 2006 and no revenues in 2007.  For the three months ended June 30, 2007 the company had net interest income of $51,389 compared to net interest expense of $55,828. Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the three months ended June 30, 2007. Operating expenses increased $244,477 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that its operating expenses will continue to increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional expense when compared to the operating expenses for the year ended December 31, 2006.

The following table compares the operating results for the three months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Finance revenues	$75,638	$168,631	$(92,993)	(55.1)
Interest income (expense), net	51,389	(55,828)	107,217	-
Net finance revenues	127,027	112,803	(14,224)	12.6
Provision for credit losses	-	-
Finance revenues, net of interest expense and credit losses	127,027	112,803	(14,224)	(12.6)
Operating expenses	289,668	45,191	244,477	540.9
Net income (loss) before income taxes	(162,641)	67,612	(230,253)
Income tax (provision) benefit:	2,000		2,000
Net income (loss)	$(160,641)	$67,612	$(228,253)

Finance revenue.  The decrease in finance revenue was primarily due to a client that provided Anchor with approximately $113,162 in finance revenues during the three months ended June 30, 2006 and no revenues in 2007.  Anchor had 12 clients as of June 30, 2007 compared to 13 clients as of June 30, 2006.

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

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the three months ended June 30, 2007 increased by $244,477, compared to the three months ended June 30, 2006. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business and build an infrastructure to support anticipated growth.  Since January 31, 2007, the Company is incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and is opening an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that it’s operating expenses will  increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional  expense when compared to the operating expenses for the year ended December 31, 2006.

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

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The six months ended June 30, 2007 reflect a 57.1% decrease in finance revenue to $175,744 compared to finance revenue of $409,473 for the six months ended June 30, 2006.  This decrease in revenue along with a $454,580 increase in operating expenses resulted in a net operating loss for the six months ended June 30, 2007 of  $307,548  compared to net income of $166,322 for the six months ended June 30, 2006.  The change in revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the six months ended June 30, 2006 and no revenues in 2007.  For the six months ended June 30, 2007 the company had net interest income of $76,164 compared to net interest expense of $138,275. Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the six months ended June 30, 2007. Operating expenses increased $454,580 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that it’s operating expenses will continue to increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional expense when compared to the operating expenses for the year ended December 31, 2006.

The following table compares the operating results for the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Finance revenues	$175,744	$409,473	$(233,729)	(57.1)
Interest income (expense), net	76,164	(138,275)	214,439	-
Net finance revenues	251,908	271,198	(19,290)	(7.1)
Provision for credit losses	-	-
Finance revenues, net of interest expense and credit losses	251,908	271,198	(19,290)	(7.1)
Operating expenses	559,456	104,876	12,000	433.4
Net income (loss) before income taxes	(307,548)	166,322	(473,870)
Income tax (provision) benefit:	17,000	-	17,000	-
Net income (loss)	$(290,548)	$166,322	$(456,870)

Finance revenue.   The decrease in finance revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the six months ended June 30, 2006 and no revenues in 2007.  Anchor had 12 clients as of June 30, 2007 compared to 13 clients as of June 30, 2006.

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

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the six months ended June 30, 2007 increased by $454,580 compared to the six months ended June 30, 2006. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business and build an infrastructure to support anticipated growth.  Since January 31, 2007, the Company is incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and \opened an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that it’s operating expenses will  increase to a minimum of $1 million annualized (or $250,000 per quarter) of additional  expense when compared to the operating expenses for the year ended December 31, 2006.

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

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $697,676 for the six months ended June 30, 2007 and was primarily due to our net loss for the period and cash used by operating assets, primarily to purchase accounts receivable, and liabilities. The net loss was $290,548 for the six months ended June 30, 2007. Cash used by operating assets and liabilities was primarily due to an increase of $453,536 in retained interest in accounts receivable. Decreases in accounts payable, offset by increases in accrued payroll and accrued expenses were primarily the result of timing of payments and receipts. Net cash provided by operating activities was lower for the six months ended June 30, 2007 compared to the same period last year primarily due to the increased purchase of accounts receivable and the loss incurred in the current period of $290,548 compared to net income of $166,322 for the six months ended June 30, 2006.

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

As of the filing date of this Form 10-QSB/A, we are not a party to any pending legal proceedings.

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

Exhibit
Number                                Description

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Second Facilities Lease-North Carolina *

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer Section 1350 Certification *

32.2	Chief Financial Officer Section 1350 Certification *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

______
*Filed herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: October 24, 2007	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: October 24, 2007	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer