Form 10QSB
period 2007-09-30
Anchor Funding Services, Inc.
filed 2007-11-19
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2007

Commission File Number: 0-52589

ANCHOR FUNDING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10801 Johnston Road suite 210 Charlotte, NC (Address of Principal Executive Offices)	28226 (Zip Code)

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

Yes [  ] No [X]

As of November 16, 2007, the registrant had a total of  11,820,555 shares of Common Stock outstanding, excluding 1,342,500 outstanding shares of Series 1 Preferred Stock convertible into 6,712,500 shares of Common Stock.

ANCHOR FUNDING SERVICES, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	September 30, 2007	December 31, 2006
CURRENT ASSETS:
Cash	$4,259,913	$55,771
Retained interest in purchased accounts receivable	1,194,069	441,255
Earned but uncollected fee income	38,337	10,799
Due from financial institution	2,470	-
Prepaid expenses and other	50,542	41,134
Total current assets	5,545,331	548,959

PROPERTY AND EQUIPMENT, net	78,815	4,010

SECURITY DEPOSITS	19,203	-

	$5,643,349	$552,969

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$-	$44,683
Accounts payable	78,037	39,218
Due to related company	-	21,472
Accrued payroll and related taxes	97,382	37,796
Accrued expenses	12,278	-
Collected but unearned fee income	29,982	11,730
Dividends payable	269,169	-
Total current liabilities	486,848	154,899

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY	-	391,800
PREFERRED STOCK	6,712,500	-
COMMON STOCK	11,795	3,795
ADDITIONAL PAID IN CAPITAL	(780,851)	4,580
ACCUMULATED DEFICIT	(786,943)	(2,105)
	5,156,501	398,070

	$5,643,349	$552,969

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the quarters ending September 30,		For the nine months ending September 30,

	2007	2006	2007	2006
FINANCE REVENUES	$121,996	$109,862	$297,740	$519,335
INTEREST EXPENSE - financial institution	(5,866)	(14,760)	(27,231)	(120,564)
INTEREST INCOME	56,823	-	154,352	-
INTEREST EXPENSE, net - related parties	-	(20,758)	-	(53,229)

NET FINANCE REVENUES	172,953	74,344	424,861	345,542
PROVISION FOR CREDIT LOSSES	22,000	-	22,000	-

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	150,953	74,344	402,861	345,542

OPERATING EXPENSES	380,074	48,078	939,530	152,954

NET INCOME (LOSS) BEFORE INCOME TAXES	(229,121)	26,266	(536,669)	192,588

INCOME TAX (PROVISION) BENEFIT:
Current	-	-	-	-
Deferred	4,000	-	21,000	-

Total	4,000	-	21,000	-

NET INCOME (LOSS)	(225,121)	26,266	(515,669)	192,588

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(134,849)	-	(269,169)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER	$(359,970)	$26,266	$(784,838)	$192,588

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.03)	N/A	$(0.07)	N/A

Dilutive	$(0.03)	N/A	$(0.07)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	11,820,555	N/A	10,912,130	N/A

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2007

	Members'	Preferred	Common	Additional	Accumulated
	Equity	Stock	Stock	Paid in Capital	Deficit

Balance, December 31, 2006	$391,800	$0	$3,795	$4,580	$(2,105)

To record the exchange of 8,000,000 common shares of BTHC XI, Inc.
stock for 100,000 membership units of Anchor Funding Services, LLC	(391,800)	-	8,000	383,800	-

To record issuance of 1,342,500 shares of convertible preferred stock
and related costs of raising this capital	-	6,712,500	-	(1,209,383)	-

To record issuance of 1,970,000 in stock options	-	-	-	40,152	-

Preferred stock dividends	-	-	-	-	(269,169)

Net loss for the nine months ended September 30, 2007	-	-	-	-	(515,669)

Balance, September 30, 2007	$-	$6,712,500	$11,795	$(780,851)	$(786,943)

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss):	$(515,669)	$192,588
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	10,562	4,386
Provision for uncollectible accounts	22,000	-
Compensation expense related to issuance of stock options	61,152	-
Benefit for income taxes	(21,000)	-
(Increase) decrease in retained interest in purchased
accounts receivable	(774,814)	298,884
(Increase) decrease in earned but uncollected fee income	(27,538)	3,658
(Increase) decrease in prepaid expenses and other	(9,408)	5,701
Increase in security deposits	(19,203)	-
Increase in accounts payable	38,819	3,916
Increase (decrease) in collected but unearned fee income	18,252	(14,108)
(Decrease) increase in due to related company	(21,472)	213,474
Increase in accrued payroll and related taxes	59,586	7,342
Increase in accrued expenses	12,278	-
Net cash (used in) provided by operating activities	(1,166,455)	715,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(85,367)	(1,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to financial institution, net	(47,153)	(753,422)
Repayments on subordinated related party demand notes payable	-	(3,230)
Proceeds from sale of preferred stock	6,712,500	-
Payments made related to sale of preferred stock	(1,209,383)	-
Net cash provided by (used in) financing activities	5,455,964	(756,652)

INCREASE IN CASH	4,204,142	(42,140)

CASH, beginning of period	55,771	30,240

CASH, end of period	$4,259,913	$(11,900)

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

The Consolidated Balance Sheet as of September 30, 2007, the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, the Consolidated Statement of Stockholders’ Equity as of September 30, 2007 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, the Consolidated Statement of Stockholders’ Equity as of September 30, 2007 and the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006.  The results of operations and cash flows for the three and/or nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

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

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

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

Management considered approximately $22,000 of their September 30, 2007 retained interest in purchased accounts receivable to be uncollectible.  Management did not consider any of their December 31, 2006 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 5 years.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the nine months ending September 30,

2007	2006

$151,700	$48,700

For the quarters ending September 30,

2007	2006

$64,800	$17,200

Earnings per Share – The Company computes net income per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  The dilutive impact of convertible preferred stock, stock options and stock warrants were excluded since their impact would have been anti-dilutive.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

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

See Note 9 for the SFAS No. 123(R) impact on the operating results for the quarter and nine months ended September 30, 2007.  The adoption of SFAS No. 123(R) had no impact on the Company’s operating results for the quarter and nine months ended September 30, 2006.

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

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

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

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 became effective for the Company’s on January 1, 2007.  The cumulative effect of this change in accounting principle will be recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48.

Fair Value of Financial Instruments – The carrying value of cash equivalents, retained interest in purchased accounts receivable, due from/to financial institution, accounts payable and accrued liabilities approximates their fair value.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

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

3.RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	September 30, 2007	December 31, 2006
Purchased accounts receivable outstanding	$1,502,539	$614,034
Reserve account	(286,470)	(172,779)
Allowance for uncollectible invoices	(22,000)	-

	$1,194,069	$441,255

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

Total accounts receivable purchased were as follows:

For the nine months ending September 30,

2007	2006

$7,561,800	$9,298,600

For the quarters ending September 30,

2007	2006

$3,192,000	$1,877,900

Retained interest in purchased accounts receivable consists, excluding amounts recorded as uncollectible, of United States companies in the following industries:

	September 30, 2007	December 31, 2006
Staffing	$671,108	$397,061
Transportation	(369)	(52,854)
Publishing	10,155	45,971
Construction	14,961	26,591
Service	425,891	14,951
Other	94,323	9,535

	$1,216,069	$441,255

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

4.PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated
	Useful Lives	September 30, 2007	December 31, 2006
Furniture and fixtures	2-5 yers	$27,520	$1,235
Computers and software	3-7 years	74,613	15,531
		102,133	16,766
Less accumulated depreciation		(23,318)	(12,756)

		$78,815	$4,010

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

As of September 30, 2007, the financial institution had collected more cash from previously factored receivables than was loaned to fund current factored receivables.  The excess collected is recorded as a receivable from the financial institution.

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

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.   Accrued dividends at September 30, 2007 and December 30, 2006 were $269,169 and $0, respectively.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the nine months ended September 30, 2007 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2006	-	3,820,555

Shares issued in exchange for
the membership units of
Anchor Funding Services, LLC	-	8,000,000

Shares issued in connection
with sale of Series 1 Convertible
Preferred Stock	1,342,500	-

Balance, September 30, 2007	1,342,500	11,820,555

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

As of September 30, 2007 and December 31, 2006 the components of additional paid in capital were as follows:

	September 30,	December 31,
	2007	2006
Consideration received in excess of
common stock's par value	$463,380	$79,580

Equity issuance fees	(1,347,078)	(75,000)

Stock warrants	62,695	-

Stock options, net of $21,000
deferred income tax benefit	40,152	-

	$(780,851)	$4,580

7.  RELATED PARTY TRANSACTIONS:

Due from/to Related Company – Prior to December 31, 2006, the Company had borrowing and loan transactions with a limited liability company (LLC) related through common ownership.  These amounts were unsecured, interest bearing (at 10 percent), and payable on demand.  The Company recorded the following interest income (expense) amounts related to this activity:

	For the nine months ending September 30,

	2007	2006
Income	$-	$11,193
(Expense)	-	(64,422)

	$-	$(53,229)

	For the quarters ending September 30,

	2007	2006
Income	$-	$25
(Expense)	-	(20,783)

	$-	$(20,758)

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

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

For the nine months ending September 30,

2007	2006

$14,000	$20,800

For the quarters ending September 30,

2007	2006

$-	$4,300

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

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

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

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

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

The following summarizes the employee stock option agreements entered into with two managerial employees:

•
10-year options to purchase 10,000 shares exercisable at $1.25 per share, pursuant to BTHC XI, Inc.’s 2007 Omnibus Equity Compensation Plan. The grant date was September 28, 2007.  Vesting of the options is one-fourth on September 28, 2008, one-fourth on September 28, 2009, one-fourth on September 28, 2010 and one-fourth on September 28, 2011.  If either employee ceases being employed by BTHC XI, Inc. for any reason, all vested and unvested options shall terminate immediately.

The following table summarizes information about stock options as of September 30, 2007:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,970,000	10 years	653,000

BTHC XI, Inc. recorded the issuance of these optionsin accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468:

Exercise price	$1.25
Term	10 years
Volatility	2.5
Dividends	0%
Discount rate	4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,970,000
Option price	$0.0468
Total expense to recognize over
life of options	$92,196

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

The amounts recorded for these options in the statement of operations for the nine months and quarter ended September 30, 2007 and 2006 as follows:

	For the nine	For the quarter
	months ended	ended
	September 30, 2007	September 30, 2007

Pre-tax effect	$61,152	$11,466
Tax benefit (34%)	(21,000)	(4,000)

After-tax effect	$40,152	$7,466

The pre-tax effect recorded in the financial statements for the nine months ending September 30, 2007 consists of $30,576 in fully vested stock options and a provision of $30,576 to record eight months of the unvested portions of stock options that will eventually vest on February 28, 2008 and 2009.

10. SALE OF CONVERTIBLE PREFERRED STOCK:
From February 1, 2007 to April 5, 2007 the Company sold 1,342,500 shares of convertible preferred stock to accredited investors.  The gross proceeds, transaction expenses and net proceeds of these transactions were as follows:

Gross proceeds	$6,712,500

Cash fees:
Placement agent	(951,483)
Legal and accounting	(218,552)
Blue sky	(39,348)
Net cash proceeds	$5,503,117

Non-cash fees:
Placement agents fees - warrants	(62,695)

Net proceeds	$5,440,422

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

The following table summarizes information about stock warrants as of September 30, 2007:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

11.CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the nine months ending September 30,

	2007	2006

Staffing	$214,831	$141,309
Transportation	7,209	104,260
Publishing	2,997	20,438
Construction	8,559	237,802
Service	55,298	9,556
Other	8,846	5,970

	$297,740	$519,335

Industry	For the quarters ending September 30,

	2007	2006

Staffing	$79,632	$56,722
Transportation	1,132	38,789
Publishing	1,592	7,376
Construction	3,540	0
Service	31,786	5,083
Other	4,314	1,892

	$121,996	$109,862

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

Major Customers – The Company had the following transactions and balances with unrelated customers (3 for the nine months ending September 30, 2007 and 3 for the nine months ending September 30, 2006) which represent 10 percent or more of its revenues for the nine months September 30, 2007 and 2006 as follows:

	For the nine months ended September 30, 2007

Revenues	$45,500	$45,000	$50,100

		As of September 30,2007
Purchased accounts
receivable outstanding	$156,500	$152,500	$270,100

	For the nine months ended September 30, 2006

Revenues	$87,200	$68,900	$228,100

	As of September 30,2006
Purchased accounts
receivable outstanding	$258,300	$237,700	$-

Cash – The Company maintains cash deposits with a bank. At various times throughout the year, these balances exceeded the federally insured limit of $100,000.

12.SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest for the nine months ended September 30, 2007 and 2006 was $27,000 and $147,000 respectively.

Non-cash financing and investing activities consisted of the following:

8,000,000 shares of common stock were issued in exchange for 100,000 membership units of Anchor Funding Services, LLC (see Note 8).

1,970,000 stock options were issued to the Company’s President, CEO, two managerial employees and two non-employee directors (see Note 9).

1,342,500 stock warrants were issued to the placement agent handling the sale of the Company’s convertible preferred stock (see Note 10).

13.INCOME TAXES:

The income tax benefit for the nine months ending September 30, 2007 consists of the change in deferred income taxes related to the issuance of stock options (See Note 9).  There is no current income tax liability for the period.

The net operating loss carryforward generated in the nine months ending September 30, 2007 was approximately $474,000.  The deferred tax asset related to this net operating loss carryforward is approximately $161,000.  This deferred tax asset has been reduced by a $161,000 valuation allowance.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.  The change is the valuation reserve from December 31, 2006 to September 30, 2007 is $161,000.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

14. FACILITY LEASES
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

15.RECLASSIFICATION:
Certain amounts in the December 31, 2006 balance sheet have been reclassified to conform to their September 30, 2007 presentation.  These reclassifications do not change operating results for the nine or three months ended September 30, 2007 or 2006.

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

This Form 10-QSB contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in the “Risk Factors” included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

For established customers the Company uses the accrual method of accounting.  The Company applies this method by multiplying the historical yield, for each customer, times the amount advanced on each purchased invoice outstanding for that customer, times the portion of a year that the advance is outstanding.  The customers’ historical yield is based on the Company’s last nine months of experience with the customer along with the Company’s experience in the customer’s industry, if applicable.

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices are collected, the Company records the appropriate adjustments to record the actual revenue earned on each purchased invoice. These adjustments from the estimated revenue to the actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable –Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.

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

Management considered approximately $22,000 of their September 30, 2007 retained interest in purchased accounts receivable to be uncollectible.  Management did not consider any of the December 31, 2006 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value.

Property and Equipment – Property and equipment, consisting furniture and fixtures and computers and software, are stated at cost.Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 5 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were as follows:

For the nine months ending September 30,
2007	2006
$151,700	$48,700

For the quarters ending September 30,
2007	2006
$64,800	$17,200

Earnings per Share – The Company computes net income per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  The dilutive impact of convertible preferred stock, stock options and stock warrants were excluded since their impact would have been anti-dilutive.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

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

See Note 9 for the SFAS No. 123(R) impact on the operating results for the quarter and nine months ended September 30, 2007.  The adoption of SFAS No. 123(R) had no impact on the Company’s operating results for the quarter and nine months ended September 30, 2006.

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

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 159.  The Company is currently evaluating the impact of SFAS 159 on its results of operations and financial condition.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 became effective for the Company’s on January 1, 2007.  The cumulative effect of this change in accounting principle will be recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Finance revenues for the three months ended September 30, 2007 were $121,996 compared to $109,862 for the three months ended September 30, 2006 (an 11% increase).  The change in revenue was due to increased purchases from certain clients.

Interest income (expense), net for the three months ended September 30, 2007 was $50,957 compared to $(35,518) for the three months ended September 30, 2006.  Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its acquisition of accounts receivable instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the three months ended September 30, 2007.

Provision for credit losses for the three months ended September 30, 2007 was $22,000 compared to $0 for the three months ended September 30, 2006.

Operating expenses for the three months ended September 30, 2007 were $380,074 compared to $48,078 for the three months ended September 30, 2006 (a 690.5% increase).  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007. Management expects that its operating expenses for 2007 (annualized) will be at least $1 million more than the 2006 (annual) operating expenses.

Management received no compensation for the three months ended September 30, 2006.  For the three months ended September 30, 2007 management compensation was $75,500.

Net income (loss) before income taxes for the three months ended September 30, 2007 was $(225,121) compared to $26,266 for the three months ended September 30, 2006.  The decrease in net income before income taxes is the result of increases in finance revenues ($12,134) and interest income, net ($86,475) being offset by an increase in operating costs ($331,996).

The following table compares the operating results for the three months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
Finance revenues	$121,996	$109,862	$12,134	11.0
Interest income (expense), net	50,957	(35,518)	86,475	-
Net finance revenues	172,953	74,344	98,609	132.6
Provision for credit losses	22,000	-	22,000	-
Finance revenues, net of interest expense and credit losses	150,953	74,344	76,609	127.3
Operating expenses	380,074	48,078	331,996	690.5
Net income (loss) before income taxes	(229,121)	26,266	(255,387)	-
Income tax benefit:	4,000	-	4,000	-
Net income (loss)	$(225,121)	$26,266	$(251,387)	-

Finance revenue.  Finance revenues for the three months ended September 30, 2007 were $121,996 compared to $109,862 for the three months ended September 30, 2006 (an 11% increase).  Anchor had 16 clients as of September 30, 2007 compared to 15 clients as of September 30, 2006.

Interest income (expense).  Anchor had net interest income of $50,957 for the three months ended September 30, 2007 compared to net interest expense of $(35,518) for the three months ended September 30, 2006. Beginning in February 2007, the company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the three months ended September 30, 2007.

Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had $22,000 of credit losses for the three months ended September 30, 2007 and $0 credit losses for the three months ended September 30, 2006.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the three months ended September 30, 2007 increased by $331,966, compared to the three months ended September 30, 2006. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business and build an infrastructure to support anticipated growth.  Since January 31, 2007, the Company is incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007.  Management expects that its operating expenses for 2007 (annualized) will be at least $1 million more than the 2006 (annual) operating expenses.

Client Accounts

As of and for the three months ended September 30, 2007, we have four clients that together account for at least 74.1% of our accounts receivable portfolio and 74.2% of our revenues. The transactions and balances with these clients as of and for the three months ended September 30, 2007 is summarized below:

	Percentage of Accounts	Percentage of Revenues
	Receivable Portfolio	For The Three Months
Entity	As Of September 30, 2007	September 30, 2007

Staffing Company in New Jersey	24.9%	28.5%
Medical Staffing Company in New York	18.5%	15.1%
Medical Staffing Company in New York	14.0%	16.5%
Intellectual Technology Consulting Firm in Maryland	16.7%	14.1%

A client’s fraud could cause us to suffer material losses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Finance revenues for the nine months ended September 30, 2007 were $297,740 compared to $519,335 for the nine months ended September 30, 2006 (a 42.7% decrease).  The change in revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the nine months ended September 30, 2006 and no revenues in 2007.

Interest income (expense), net for the nine months ended September 30, 2007 was $127,121 compared to $(173,793) for the nine months ended September 30, 2006.  Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the nine months ended September 30, 2007.

Provision for credit losses for the nine months ended September 30, 2007 was $22,000 compared to $0 for the nine months ended September 30, 2006.

Operating expenses for the nine months ended September 30, 2007 were $939,530 compared to $152,954 for the nine months ended September 30, 2006 (a 513.6% increase).  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007.  Management expects that its operating expenses for 2007 (annualized) will be at least $1 million more than the 2006 (annual) operating expenses.

Management received no compensation for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007 management compensation was $175,500.

Net income (loss) before income taxes for the nine months ended September 30, 2007 was $(515,669) compared to $192,588 for the nine months ended September 30, 2006.  The decrease in net income before income taxes is the result of decreases in finance revenues ($221,595) and increases in operating costs ($786,576) being offset by an increase in interest income, net ($300,914).   The change in revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the nine months ended September 30, 2006 and no revenues in 2007.

The following table compares the operating results for the nine months ended September 30, 2007 and September 30, 2006:

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Finance revenues	$297,740	$519,335	$(221,595)	(42.7)
Interest income (expense), net	127,121	(173,793)	300,914	-
Net finance revenues	424,861	345,542	79,319	22.9
Provision for credit losses	22,000	-	22,000
Finance revenues, net of interest expense and credit losses	402,861	345,542	57,319	21.8
Operating expenses	939,530	152,954	786,576	513.6
Net income (loss) before income taxes	(536,669)	192,588	(729,257)	-
Income tax benefit:	21,000	-	21,000	-
Net income (loss)	$(515,669)	$192,588	$(708,257)	-

Finance revenue.   The decrease in finance revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the nine months ended September 30, 2006 and no revenues in 2007.  Anchor had 16 clients as of September 30, 2007 compared to 15 clients as of September 30, 2006.

Interest income (expense).  Anchor had net interest income of $127,121 for the nine months ended September 30, 2007 compared to net interest expense of $173,793 for the nine months ended September 30, 2006. Beginning in February 2007, the company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the nine months ended September 30, 2007.

Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had $22,000 of potential credit losses for the nine months ended September 30, 2007 and $0 potential credit losses for the nine months ended September 30, 2006.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the nine months ended September 30, 2007 increased by $786,576 compared to the nine months ended September 30, 2006. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business and build an infrastructure to support anticipated growth.  Since January 31, 2007, the Company is incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007.  Management expects that its operating expenses for 2007 (annualized) will be at least $1 million more than the 2006 (annual) operating expenses.

Key changes in certain selling, general and administrative expenses:

	Nine Months Ended September 30,
	2007	2006	$ Change	Explanation
Professional fees	$123,669	$11,040	$112,629	Increased cost for 2006 and 2005 audits. Additional legal fees for corporate matters and SEC filings
Payroll, payroll taxes and benefits	323,250	52,503	276,081	Increased payroll and health benefits for President and other corporate staff. Increased health benefits for CEO and a Director.
Advertising	151,131	48,740	102,341	Increased marketing
Consulting expense	25,000	-	25,000	Monthly advisory fee to investment banking firm for acquiring other companies
Insurance	54,664	-	54,664	Premiums for insurance policies including Directors and Officers and fidelity policies
	$677,714	$112,283	$570,765

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $1,166,455 for the nine months ended September 30, 2007 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. The net loss was $515,669 for the nine months ended September 30, 2007. Cash used for operating assets and liabilities was primarily due to an increase of $752,814 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash provided by operating activities was lower for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.  This is the result of a net loss ($515,669) for the nine months ended September 30, 2007 compared to net income ($192,588) for the nine months ended September 30, 2006, a reduction in retained interest in purchased accounts receivable ($298,884) and collections on a related party loan ($213,474).

Cash Flows from Investing Activities

For the nine months ended September 30, 2007, net cash used in investing activities was $85,367 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,455,964 for the nine months ended September 30, 2007. This was primarily the result of $6,712,500 of proceeds from the sale of Preferred Stock offset by $1,209,383 of payments related to costs of the sale.

Between January 31, 2007 and April 5, 2007, we raised $6,712,500 in gross proceeds from the sale of 1,342,500 shares of our Series 1 Convertible Preferred Stock to expand our operations both internally and through possible acquisitions as more fully described under “Description of Business.”

Capital Resources

We previously had the availability of a $1 million line of credit through September 5, 2007 with an institutional asset based lender which advanced funds against “eligible accounts receivable” as defined in Anchor’s agreement with its institutional lender. This facility, which was secured by our assets, contained certain covenants related to tangible net worth and change in control. In the event that we failed to comply with the covenant(s) and the lender did not waive such non-compliance, we would have been in default of our credit agreement, which could have subjected us to penalty rates of interest and accelerate the maturity of the outstanding balances.  On June 28, 2007, we notified our lender of our desire to terminate the facility agreement immediately and the lender subsequently agreed to our request.  Prior to us completing any significant acquisitions, for the success of which no assurances can be given, we intend to seek to obtain a new credit facility and attempt to obtain better lending terms. In the event we are not able to obtain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer. As of September 30, 2007, we have no line of credit.

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

ITEM 2.                  CHANGES IN SECURITIES.

(a)                   For the nine months ended September 30, 2007, there were no sales of unregistered securities, except as reported in our Form 10-SB, as amended.
(b)                   Rule 463 of the Securities Act is not applicable to the Company.
(c)                   In the nine months ended September 30, 2007, there were no repurchases by the Company of its Common Stock.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.                  OTHER INFORMATION:

In November 2007, the OTC Bulletin Board approved of the Company’s Common Stock trading under the symbol “AFNG.”

ITEM 6.                      EXHIBITS:

Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no.0-52589).

Exhibit
Number                                Description

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Second Facilities Lease-North Carolina (1)

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer Section 1350 Certification *

32.2	Chief Financial Officer Section 1350 Certification *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – Third Quarter Earnings*
 ______________
*Filed herewith
(1)  Incorporated by reference to the Registrant’s Form 10-QSB/A for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: November 19, 2007	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: November 19, 2007	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer