Form 10KSB
period 2007-12-31
Anchor Funding Services, Inc.
filed 2008-03-27
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___
            Commission File Number:  0-52589

                  ANCHOR FUNDING SERIVCES,  INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-545-6087
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10801 Johnston Road, Suite 210 Charlotte, North Carolina	28226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(866) 950-6669

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.001 Par Value

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X .   No ___.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: $595,704.

As of March 18, 2008, the number of shares of Common Stock held by non-affiliates was approximately 1,673,585 shares. No market value is being supplied for the value of the shares held by non-affiliates since trading in our Common Stock is limited and such information would not be meaningful.

The number of shares outstanding of the Registrant’s Common Stock, as of March 18, 2008, was 12,454,140. The Registrant also has outstanding 1,317,365 shares of Series 1 Preferred Stock convertible into 6,586,825 shares of Common Stock.  The foregoing reflects February 2008 conversions of 120,000 shares of Series 1 Preferred stock plus accrued and undeclared dividends into a total of 633,585 shares of Common Stock, which were issued in March 2008.

FORWARD-LOOKING STATEMENTS

We believe this annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management, based on information currently available to our management. When we use words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, we are making forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations set forth under “Business” and/or “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

•	the timing and success of our acquisition strategy;

•	the timing and success of expanding our market presence in our current locations, successfully entering into new markets, adding new services and integrating acquired businesses;

•	the timing, magnitude and terms of a revised credit facility to accommodate our growth;

•	competition within our industry; and

•	the availability of additional capital on terms acceptable to us.

 In addition, you should refer to the “Risk Factors” section of this Form 10-KSB under Item 1 for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Registration Statement will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements.

            We qualify all the forward-looking statements contained in this Form 10-KSB by the foregoing cautionary statements.

PART I

Item 1.                      Description of Business

Corporate Structure

Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) was originally organized in the State of Texas as BTHC XI LLC. On September 29, 2004, BTHC XI LLC and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On November 29, 2004, the court approved BTHC XI LLC’s Amended Plan of Reorganization. On August 16, 2006, and in accordance with its Amended Plan of Reorganization, BTHC XI LLC changed its state of organization from Texas to Delaware by merging with and into BTHC XI, Inc., a Delaware corporation formed solely for the purpose of effecting the reincorporation.

Anchor Funding Services LLC, a limited liability company, was originally formed under the laws of the State of South Carolina in January 2003 and later reorganized under the laws of the State of North Carolina on August 29, 2005. Anchor Funding Services, LLC was formed for the purposes of providing factoring and back office services to businesses located in the United States and Canada. On January 31, 2007, the former BTHC XI, Inc. and certain principal stockholders entered into a Securities Exchange Agreement (the “Securities Agreement”) with Anchor Funding Services, LLC and its members for Anchor Funding Services, LLC to become a wholly-owned subsidiary of the former BTHC XI, Inc. in exchange for 8,000,000 shares of Common Stock of BTHC XI, Inc. (the “Exchange”).

At the time of the Exchange, the former BTHC XI, Inc. had limited operations and limited assets or liabilities. Because the members of Anchor Funding Services, LLC exchanged their equity ownership interests for an aggregate 67.7% equity ownership interest in the former BTHC XI, Inc. (computed immediately after the completion of the Exchange and before the consummation of a financing), this transaction was for accounting purposes, treated as if Anchor Funding Services, LLC was the surviving entity, as if a merger occurred between the parties. Accordingly, for the periods prior to the Exchange, our consolidated financial statements are based upon the consolidated financial position, results of operations and cash flows of Anchor Funding Services LLC. The assets, liabilities, operations and cash flows of the former BTHC XI, Inc. are included in our consolidated financial statements from January 31, 2007, the effective date of the Exchange, onward.

On April 4, 2007, the former BTHC XI, Inc. changed its corporate name to Anchor Funding Services, Inc., which is currently a holding corporation for its wholly-owned subsidiary, Anchor Funding Services, LLC. Except as otherwise provided in this Form 10-KSB, unless the context otherwise requires, references in this Form 10-KSB to the “Company,” “Anchor,” “we,” “us” and “our” refers collectively to the consolidated business and operations of Anchor Funding Services, Inc. and its wholly-owned operating subsidiary, Anchor Funding Services LLC.

Business Overview

 Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to trade finance and government contract funding. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we  maintain an executive office in Boca Raton, Florida which includes its sales and marketing functions.

Factoring is the purchase of a company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Factoring services also provide businesses with credit and accounts receivable management services. Typically, these businesses do not have adequate resources to manage internally their credit and accounts receivable functions. Factoring services are typically a non-recourse arrangement whereby the factor takes the entire credit risk if the customer does not pay due to insolvency for any period of time or on a partial non-recourse basis where the factor takes the credit risk for a period of time, which could be 30 to 90 days after the factor purchases an account receivable such that if a client’s customer becomes insolvent during this specific period of time, the factor bears the loss. Under partial non-recourse factoring, after a specific period of time, if the accounts receivable invoice is not collected, the client is required to purchase the accounts receivable invoice back from Anchor. We typically advance our clients 75% to 90% of the face value of invoices that we approve in advance on a partial non-recourse basis and pay them the difference less our fees when the invoice is collected. For our year ended December 31, 2007, our fees for services averaged 3.7% of the invoice value and are tiered such that the longer it takes us to collect on the accounts receivable invoice, the greater our fee. Since our inception, Anchor has incurred  minimal credit losses. The Company incurred approximately $31,000 in 2007. We recently began offering a full-non-recourse factoring product to independent truckers and trucking companies through our transportation funding division, TruckerFunds.com.   TruckerFunds.com focuses on buying freight bills from independent, owner operators of trucks and small fleets with less than six trucks. We typically advance our trucking clients 90% to 95% of the invoices that we approve in advance on a non-recourse basis and pay them the difference less our fees when the invoice is collected.

A summary of some of the advantages of factoring for a small business is as follows:

•	Faster application process since factoring is focused on credit worthiness of the accounts receivable as security and not the financial performance of the company;

•	Unlimited funding based on “eligible” and “credit worthy” accounts receivable; and

•	No financial covenants.

We offer our services nationwide to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service and currently have client accounts in 21 states. Examples of current clients include a commercial janitorial company, transportation company, medical staffing firm, IT consulting company and a construction contractor. Current clients range in size from start-up to $5 million in annual sales. Geographically, our five largest customers that account for approximately 52.5% of our accounts receivable portfolio at December 31, 2007 are located in the states of California, Maryland, New Jersey and New York.  We believe that this market is under served by banks and other funding institutions that find many of these companies not “bankable” because of their size, limited operating history, thin capitalization, seasonality patterns or poor, inconsistent financial performance. Anchor’s focus is providing funding based on the quality of our clients’ customers’ ability to pay and the validity of the account receivable invoice. Anchor utilizes credit and verification processes to assist in assuring that customers are creditworthy and invoices are valid. We secure our funding by having a senior first lien on all clients’ accounts receivable and other tangible and intangible assets. We also often obtain personal and validity guarantees from our clients’ owners.

GROWTH OPPORTUNITIES AND STRATEGIES

Our strategy is to become a nationally recognized brand for accounts receivable funding and other related financial services for small businesses. This expansion is expected to be accomplished with media marketing campaigns targeting small businesses and through accretive acquisitions of competitive firms and add-on purchases which broaden our mix of services, brands, customers and geographic and economic diversity. Our focus is to increase revenues and profits, through a combination of internal growth and acquisitions, primarily within our core disciplines and expansion into new service offerings. The key elements to our acquisition growth strategy include the following:

•
Acquire companies that provide factoring services to small businesses. Our primary strategy is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms, primarily firms in the United States with revenues of generally less than $5 million. Significant operating leverage and reduced costs are achieved by consolidating back office support functions. Increased revenues across a larger accounts receivable portfolio is anticipated to lead to lower costs of capital, which may enhance profitability. We are working with a consultant to assist us in our acquisition strategy. We intend to evaluate acquisitions using numerous criteria including historical financial performance, management strength, service quality, diversification of customer base and operating characteristics. Our senior management team has prior experience in other service industries in identifying and evaluating attractive acquisition targets and integrating acquired businesses. As of the filing date of this Form 10-KSB, we have not entered into any definitive agreements to complete any mergers or acquisitions.

•
Expand our service offerings by acquiring related specialty finance firms that serve small businesses. These specialty firms will broaden the services that we provide so that we can fulfill additional financial service needs of existing clients and target additional small businesses in different industries. For example, manufacturers have a need for purchase order financing in addition to factoring. The following are types of specialty finance firms that we will target and is not all-inclusive:

o	Purchase order financing
o	Import/export financing;

o	Government contract financing;

o	Agricultural receivable financing; and
o	Transportation / freight invoice financing

•
Expand our discount factoring business by creating a national factoring brand. Inform and educate small businesses owners that factoring can increase cash flow and outsource credit risk and accounts receivable management. Our experience has been that many small businesses have limited awareness that factoring exists and is a viable financing alternative option for them. We have a marketing department that focuses on  creating a national factoring brand identity. This is expected to be accomplished through various marketing initiatives and business alliances that will create in-bound sales leads. These marketing strategies include:

o	Media advertising in key metropolitan markets;
❒	Increase our pay-per-click internet advertising which in the past has been a successful strategy for Anchor; and

❒	Radio - test market selective radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.
o	Establish cross-selling alliances with other small business providers including:

❒	Small business accounting and tax preparation service firms;
❒	Small business service centers, providing packing and shipping; and

❒	Commercial insurance brokers.

Develop a referral network of business brokers, consultants and accountants and attorneys;

❒	Attend cash flow trade shows and advertise in cash flow trade publications.

•
Expand into the growing Hispanic business market. We continue to seek opportunities to expand the reach of our brands into new markets, including the Hispanic business market. We plan to create a Spanish language version of our website, advertise in Hispanic media publications and enter into alliances with Hispanic commercial banks for small business referral prospects who do not meet the banks’ suitability requirements.

INDUSTRY OVERVIEW

Factoring as it functions today has been in existence for nearly 200 years. Its historical focus has been in the textile and apparel industries, which provides products to major retailers. The factoring industry has expanded beyond the textile and apparel industries into other mainstream businesses. Anchor may provide funding to businesses where the performance of a service or the delivery of a product can be verified. We have the ability to check a company’s credit and evaluate its ability to pay across most industries. Hence, Anchor’s target prospects are most small businesses.

According to the Commercial Finance Association (CFA), an industry trade association for asset based lending and factoring companies, factoring volume (the dollar value of invoices purchased) in 2006 in the United States achieved its highest year-to-year growth since 2000. Factoring volume grew to $127.1 billion in the U.S. representing a 12.7% increase over 2005. The CFA survey highlights that the growth is attributable to a number of factors including a greater acceptance of the factoring product. Our primary strategy is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms by primarily targeting for acquisition firms in the United States with revenues of generally less than $5 million.  Management of our company is unable to estimate the portion of the $127.1 billion market which consists of companies in our targeted market for acquisition. Nevertheless, Management believes that our targeted market for acquisitions represents a small portion of the overall United States factoring volume.

Management estimates, based on examination of Dun & Bradstreet data and a market overview provided by a merger and acquisition advisory firm, that there are approximately 2,900 accounts receivable factoring and financing firms in the United States with over 2,000 firms with revenues of less than $1 million, including our company. Management believes that the fragmentation of the market among other factors, make this industry attractive for consolidation. Driving factors for consolidation include:

o
Limited growth capital for small factors. Small factoring firms may have credit availability constraints limiting the business volume which they can factor. The financial leverage that banks typically provide a finance company is a function of the capital in the business. The opportunity to combine their businesses with Anchor’s capital and possible lower cost of funds, back office support and potentially a larger credit facility are incentives to sell their business, particularly where they would receive our capital stock in return as part or all of the transaction price.

o
Anchor would provide an exit strategy for owners of small factoring firms who may have much of their personal wealth tied to the business and want to retire. A cash sale of a factoring firm would provide liquidity to the owner of a factoring firm and the opportunity to receive a price over the factoring firm’s book value. Management believes that we can obtain adequate credit facilities to leverage our intended business plan to acquire other Small Financing Companies for cash and/or Common Stock of our Company.

OPERATIONS

Our executive officers, namely Morry F. Rubin, CEO and Brad Bernstein, President, manage our day to day operations and internal growth and oversee our acquisition strategy. We have a full-time marketing manager, two marketing coordinators, three account executives, an underwriter, a controller, four sales people, an administrative assistant, an operations manager for our transportation division, TruckerFunds.com and a collector/credit analyst that provide daily support for our clients. Our marketing plan will be implemented by our marketing department to increase sales and to build a national brand identity. Our sales personnel handle in-bound sales calls. Our underwriter analyzes prospective funding transactions and submits them for credit committee review. Our controller maintains our books and records, wires funds daily to clients and provides backoffice oversight.  Our collector/credit analyst makes collection calls and evaluates the credit of account debtors.

At times in the past, we used accounting personnel from Preferred Labor, LLC, an affiliated company principally owned by Morry F. Rubin, George Rubin and Brad Bernstein, officers and directors of our company for certain back office functions, including, without limitation, credit and collection, payroll and other bookkeeping services. In the past through April 23, 2007, Preferred Labor charged a fee of .25% of the value of accounts receivable purchased for credit and collection services only and .5% for credit, collection, invoicing, payroll and other bookkeeping services. The fees charged by Preferred Labor were $16,100 and $28,668 for the years ended December 31, 2007 and 2006., respectively. From April 2007 through July 2007, Anchor paid a portion of Preferred Labor’s shared employees salaries based upon actual time incurred. This temporary arrangement ceased  in  July 2007, as we expanded our support staff and hired a full-time credit analyst who is in charge of collections.  Our transactions with Preferred Labor have not been represented by any written agreements between the parties. See “Certain Relationships and Related Transactions.”

Underwriting Process

We have developed and utilize standard underwriting procedures, which are controlled in a checklist format that is reviewed and approved by members of the credit committee. The credit committee is presently comprised of our executive officers, although these functions may be delegated to other responsible personnel in the future as our company expands our operations. A member or members of the credit committee approve all new accounts and conduct periodic credit reviews of the client portfolio. Underwriting criteria include the following:

o	Background and credit checks are performed on the owners.
o	Personal or validity guarantees are sometimes obtained from the owners.

o
We “Notify” all accounts that are purchased. Anchor is a notification factor, which means that we notify in writing all accounts purchased that we have purchased the account and payments are to be made to Anchor’s central lockbox. Our client’s invoices also provide Anchor’s lockbox as address for payments. We also have a notification statement on our clients’ invoices that indicate we have purchased the account and payment is to be made to Anchor.

o
Initially we attempt to verify most of a new customer’s accounts. Verification includes review of third-party documentation and telephone discussions with the client’s customer so that we may substantiate that invoices are valid and without dispute.

o	We typically evaluate the creditworthiness on accounts with more than a $2,500 balance.
o
Other standard diligence testing includes payroll tax payment verification, company status with state of incorporation, pre and post filing lien searches and review of prior years’ corporate tax returns. For TruckerFunds.com accounts we do not verify payroll tax payments or review prior years’ tax returns.

o
We require that our clients enter into a factoring and security agreement with Anchor and file a first senior lien on purchased accounts, and on a case-by-case basis, sometimes on all of our clients’ tangible and intangible assets.

Credit Management

To efficiently and quickly determine the credit worthiness of an account, Anchor utilizes an instant credit checking system that we call Creditguard.  Creditguard is an in-house evaluation tool that we have developed, but we do not claim any proprietary rights at this time. Creditguard utilizes a proven credit formula that combines various Dun & Bradstreet credit data elements. This formula and system provide an initial credit limit so that accounts can be approved or rejected quickly. If additional credit is necessary beyond the initial credit limit, we then independently check three vendor references and a bank reference to determine if additional credit can be extended. Collection calls are usually made within 14 days of purchasing an invoice to secure a commitment or estimated time to receive payment.

In conjunction with expanding our full-non-recourse factoring services, Anchor is examining the cost and benefits of obtaining credit insurance estimated to cost one-half of one percent of the invoiced amount.

CLIENTS

Our clients are all small businesses that range in size from start-up to $5 million in annual sales. We provide our services to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. Examples of current clients include a commercial janitorial company, transportation company, medical staffing firm, IT consulting company and a construction contractor. Anchor targets all small businesses to educate and convert them to factoring. We believe that this small business market is under served by banks and other funding institutions that view many of these companies not “bankable” because of their size, limited operating history, thin capitalization or poor / inconsistent financial performance. Anchor’s focus is funding based on the quality of our clients’ customer’s ability to pay and the validity of the accounts receivable invoice. Anchor has credit and verification processes to assist in assuring that customers are creditworthy and invoices are valid. We secure our funding by placing a senior first lien on all clients’ accounts receivable and other tangible and intangible assets. We also often obtain personal guarantees from our clients’ owners.

In addition, there are certain specific small business sectors that Anchor believes also have limited working capital options and are targets for factoring. Examples of these include:

•	Not-for-profit entities; we have factored a not-for-profit foster home’s invoices to a local county.
•	Companies with tax liens by providing funding based upon its eligible accounts receivable; we were successful in paying off the IRS for a client that had tax liens by funding its accounts receivable.

•	Free lance consultants and independent contractors that cannot wait to receive payment from their client.

SALES AND MARKETING

We have hired a marketing manager and marketing coordinators to assist Anchor in creating a national brand identity through various marketing and business alliance strategies that will create in-bound sales leads. These marketing strategies include, without limitation, the following:

●	Media advertising in key metropolitan markets;
Increase our internet advertising which in the past has been a successful strategy for Anchor; and

Radio - test market selective radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.
●	Establish cross-selling alliances with other small business providers including:

Small business accounting and tax preparation service firms;
Small business service centers, providing packing and shipping; and

●	Commercial insurance brokers.
●	Develop a referral network of business brokers, consultants and accountants and attorneys;

In key metropolitan areas, we plan on hiring business development officers to follow up on in-bound sales leads in person and develop additional business by networking with other small business providers including traditional bankers, accountants, lawyers and insurance brokers.

MANAGEMENT INFORMATION SYSTEMS

We utilize a factoring industry software program designed to effectively manage and operate a factoring company. This system currently manages multiple functions from purchasing invoices, advancing funds, recording collections and rebating clients. The system generates, on demand, numerous management reports including purchase activity, collections activity, return on capital, advances outstanding, accounts receivable trends, and credit reports which provide us with the ability to track, monitor and control the collateral (purchased accounts receivable). In addition, the software integrates with our general ledger accounting package, which enables us to meet our financial reporting requirements. Our clients can retrieve on-line key management reports and statements.

Our current software platform can support our growth. In 2007 we successfully upgraded our factoring software platform, to enable additional users access to the system and support our growth objectives.

Hardware redundancy, backup strategies and disaster recovery have been planned to reduce the risk of downtime.

GOVERNMENT REGULATIONS

             To Management’s knowledge, factoring receivables is not a regulated industry, as we do not make loans or charge clients interest. Nevertheless, if any of the factoring transactions entered into by us are deemed to be loans or financing transactions by a court of law instead of a true purchase of accounts receivable, then various state laws and regulations would become applicable to us and could limit the fees and other charges we are able to charge our customers and may further subject us to any penalties under such state laws and regulations. These laws would also:

•	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions,

•	require disclosures to customers,

•	govern secured transactions,

•	Set collection, foreclosure, repossession and claims handling procedures and other trade practices,

•	prohibit discrimination in the extension of credit, and

•	regulate the use and reporting of information related to a seller’s credit experience and other data collection.

This could have a material adverse effect on our business, financial condition, liquidity and results of operations.  See “Risk Factors.”

COMPETITION

The factoring and financial service industry is highly fragmented and competitive. Competitive factors vary depending upon financial services products offered, customer, and geographic region. Competitive forces may limit our ability to charge our customary fees and raise fees to our customers in the future. Pressure on our margins is intensive and we cannot assure you that we will be able to successfully compete with our competitors. Our competitors, of which we are currently an insignificant competitor in our industry, include national, regional and local independent and bank owned factoring and finance companies and other full service factoring and financing organizations. Many of these competitors are larger than we are and may have access to capital at a lower cost than we do. Management estimates, based on examination of Dun & Bradstreet data and a market overview provided by a merger and acquisition advisory firm, that there are approximately 2,900 accounts receivable factoring and/or business financing firms in the United States, including us, with over 2,000 with revenues of less than $1 million. To our knowledge, no single firm dominates the small business segment of the industry.

EMPLOYEES

As of March 1, 2008, we have seventeen full-time employees.

History of former BTHC XI, LLC

Anchor Funding Services, Inc., formerly known as BTHC XI, Inc., was organized on August 16, 2006 as a Delaware corporation to effect the reincorporation of BTHC XI, LLC, a Texas limited liability company, mandated by the plan of reorganization discussed below.

In September 1999, Ballantrae Healthcare LLC and its affiliated limited liability companies including BTHC XI, LLC, or collectively Ballantrae, were organized for the purpose of operating nursing homes throughout the United States. Ballantrae did not own the nursing facilities.  Instead, they operated the facilities pursuant to management agreements and/or real property leases with the owners of these facilities. Although Ballantrae continued to increase the number of nursing homes it operated and in June 2000 had received a substantial equity investment, it was unable to achieve profitability. During 2001 and 2002, Ballantrae continued to experience severe liquidity problems and did not generate enough revenues to cover its overhead costs.  Despite obtaining additional capital and divesting unprofitable nursing homes, by March, 2003, Ballantrae was out of cash and unable to meet its payroll obligations.

On March 28, 2003, Ballantrae filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  On November 29, 2004, the bankruptcy court approved the First Amended Joint Plan of Reorganization, as presented by Ballantrae, its affiliates and their creditors (the “Plan”).  On August 16, 2006, pursuant to the Plan, BTHC XI, LLC was merged into BTHC XI, Inc., a Delaware corporation, which later changed its name to Anchor Funding Services, Inc., effective on April 4, 2007.

On January 31, 2007, we entered into a Securities Exchange Agreement and acquired 100% of the membership (ownership) interests of Anchor Funding Services LLC in exchange for 8,000,000 shares of our Common Stock (the “Anchor Transaction”). The Securities Exchange Agreement was entered into by and among Anchor Funding Services, LLC, its members, Anchor funding Services, Inc. (formerly BTHX XI, Inc.) and certain stockholders (the “Company Stockholders”). The Anchor Transaction was subject to our receipt in escrow of a private placement of our Series 1 Preferred Stock of at least $2,500,000 which was successfully completed immediately after the Exchange on January 31, 2007. The private placement offering was terminated on April 5, 2007 after the raise of $6,712,500 in gross proceeds from the sale of 1,342,500 shares of Series 1 Preferred Stock.

The Anchor Transaction

As a result of the Anchor Transaction, Anchor became a wholly-owned subsidiary of former BTHC XI. Prior to the completion of the Anchor Transaction, former BTHC XI had no operations and had no material assets or liabilities.

The Anchor Transaction was closed on January 31, 2007. The closing of the Anchor Transaction was conditioned on, among other things: (a) the approval of Anchor’s members, (b) the various representations and warranties of the parties being true and correct as provided in the Securities Exchange Agreement, (c) the parties performing their various covenants and agreements as provided in the Securities Exchange Agreement, (d) the parties delivering certain agreements, certificates and other instruments, (e) the Escrow Agent’s receipt of at least $2,500,000 in cleared funds available for the initial closing of the Offering immediately upon the effectiveness of the Securities Exchange, and (f) the entry into 18 month lock-up agreements by members of Anchor.

The Securities Exchange Agreement contained various representations and warranties and covenants of the Company and the Company Stockholders. Generally, the representations and warranties of the Company and the Company Stockholders survive until the first anniversary of the closing date. The Securities Exchange Agreement provides for indemnification by Company Stockholders for breaches or failure to perform covenants of the Company or the Company Stockholders contained in the Securities Exchange Agreement and for any claims by brokers or finders for fees or commissions alleged to be due in connection with the Anchor Transaction. Additionally, certain Company Stockholders agreed to indemnify Anchor for any damages arising from or in connection with the operation or ownership of the Company from and including November 29, 2004, the date the Plan was confirmed by the bankruptcy court through and including December 7, 2006. Certain other Company Stockholders agreed to indemnify Anchor for any damages arising from any breach of any representation or warranty of the Company, or the Company Stockholders contained in the Securities Exchange Agreement resulting from the operation or ownership of the Company from and including their acquisition date of control of the Company (i.e. December 7, 2006) through and including the January 31, 2007 closing date of the Securities Exchange.

RISK FACTORS

Limited operating history. Anchor Funding Services, LLC was formed in 2003 and has only a limited operating history upon which investors may judge our performance. Future operating results will depend upon many factors, including, without limitation our ability to keep credit losses to a minimum, fluctuations in the economy, the degree and nature of competition, demand for our services, and our ability to integrate the operations of acquired businesses, to expand into new markets and to maintain margins in the face of pricing pressures. We can provide no assurances that our operations will be profitable.

Our past operating losses may occur in the future. Anchor Funding Services, LLC was formed in 2003 and has historically operated at a loss. We can provide no assurances that our operations and consolidations with any companies that we acquire will result in us meeting our anticipated level of projected profitable operations, if at all.

Competition for customers in our industry is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our Shares could decline. The factoring and financial service industry is highly competitive. There are many large full-service and specialized financing companies, as well as local and regional companies, which compete with us in the factoring industry. Competition in our markets is intense. These competitive forces limit our ability to raise fees to our customers. Pressure on our margins is intense, and we cannot assure you that we will be able to successfully compete with our competitors, many of whom have substantially greater resources than we do. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the market price of our securities could decline.

If we are not able to obtain new lines of credit on commercially reasonable terms, our financial condition or results of operations could suffer. We previously had  the availability of a $1 million line of credit through September 5, 2007 with an institutional asset based lender which advanced funds against “eligible accounts receivable” as defined in Anchor’s agreement with its institutional lender. This facility, which was secured by our assets, contained certain covenants related to tangible net worth and change in control. In the event that we failed to comply with the covenant(s) and the lender does not waive such non-compliance, we would have been in default of our credit agreement, which could have subjected us to penalty rates of interest and accelerate the maturity of the outstanding balances.  On June 28, 2007, we notified our lender to terminate the facility agreement immediately and the lender subsequently agreed to our request.  Prior to us completing any significant acquisitions, of which no assurances can be given, we intend to seek to obtain a new credit facility and attempt to obtain better lending terms. In the event we are not able to obtain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.

We may acquire companies in the future and these acquisitions could disrupt our business or adversely affect our earnings. Further, we may complete acquisitions without first obtaining stockholder approval under applicable Delaware Law. We intend to acquire small and/or medium local and/or regional factoring and financial service businesses. Our ability to complete acquisitions in the future may be impacted by many factors, including, without limitation, companies available for acquisition and the ability to achieve favorable terms. Entering into an acquisition entails many risks, any of which could harm our business, including, without limitation, failure to successfully integrate the acquired company with our existing business, retention of key employees, alienation or impairment of relationships with substantial customers or key employees of the acquired business or our existing business, and assumption of liabilities of the acquired business. Any acquisition that we consummate also may have an adverse affect on our liquidity or earnings and may be dilutive to our earnings. Adverse business conditions or developments suffered by or associated with any business we acquire additionally could result in impairment to the goodwill or intangible assets associated with the acquired businesses, and a related write down of the value of these assets, and adversely affect our earnings. Further, we may complete acquisitions without first obtaining stockholder approval under applicable Delaware Law.

Risks Associated with our Growth Strategy. Our plans for growth, both internal and through acquisition of other factoring and financial service companies, are subject to numerous and substantial risks. We can provide no assurances that we will be able to expand our market presence in our current locations, successfully enter new markets, add new services and/or integrate acquired businesses into our operations. Our continued growth is dependent upon a number of factors, including the availability of working capital to support such growth, our response to existing and emerging competition, our ability to maintain sufficient profit margins while experiencing pricing pressures, our efforts to develop and maintain customer and employee relationships, and the hiring, training and retention of qualified personnel. We can provide no assurances that we will be able to identify acceptable acquisition candidates on terms favorable to us in a timely manner, if at all. A substantial portion of our capital resources is anticipated to be used primarily for these acquisitions. We expect to require additional debt or equity financing for future acquisitions, which additional financing may not be available on terms favorable to the Company, if at all. We can provide no assurances that any acquired business will be profitable.

We will seek to make acquisitions that may prove unsuccessful or strain or divert our resources. We intend seek to expand our business through the acquisition of competitors’ factoring and service businesses and assets. We may not be able to complete any acquisitions on favorable terms, if at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

	the diversion of our management's attention from our everyday business activities;
	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and

	the need to expand management, administration, and operational systems.

If we make, or plan to make, such acquisitions we cannot predict whether:

	we will be able to successfully integrate the operations and personnel of any new businesses into our business;
	we will realize any anticipated benefits of completed acquisitions;

	there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with liabilities undiscovered at the time of acquisition; or
	stockholder approval of an acquisition will be sought.

In addition, future acquisitions by us may result in:

	potentially dilutive issuances of our equity shares;
	the incurrence of additional debt;

	restructuring charges; and
	the recognition of significant charges for depreciation and amortization related to intangible assets.

Risks Related to Our Factoring Activities. In our history, we have not experienced  material credit losses. If we were to experience material losses on our accounts receivable portfolio, they would have a material adverse effect on (i) our ability to fund our business and, (ii) to the extent the losses exceed our provision for credit losses, our revenues, net income and assets.

We purchase accounts receivable primarily from privately owned small companies, which present a greater risk of loss than purchasing accounts receivable from larger companies. Our portfolio consists primarily of accounts receivable purchased from small, privately owned businesses with annual revenues ranging from start-up to $5 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to continue as a going concern. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.  In part because of their smaller size, our clients may:

• experience significant variations in operating results;

• have narrower product lines and market shares than their larger competitors;

• be particularly vulnerable to changes in customer preferences and market conditions;

• be more dependent than larger companies on one or more major customers, the loss of which could materially impair their business, financial condition and prospects;

• face intense competition, including from companies with greater financial, technical, managerial and marketing resources;

  •  depend on the management talents and efforts of a single individual or a small group of persons for their success, the death, disability or resignation of whom could materially harm the client’s financial condition or prospects;

• have less skilled or experienced management personnel than larger companies; or

• do business in regulated industries, such as the healthcare industry, and could be adversely affected by policy or regulatory changes.

Accordingly, any of these factors could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit our ability to collect on this client’s purchased accounts receivable, and may lead to losses in our portfolio and a decrease in our revenues, net income and assets.

We may be adversely affected by deteriorating economic or business conditions. Our business, financial condition and results of operations may be adversely affected by various economic factors, including the level of economic activity in the markets in which we operate. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we fund primarily small businesses, many of our clients may be particularly susceptible to economic slowdowns or recessions and could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit our ability to collect on this client’s purchased accounts receivable, and may lead to losses in our portfolio and a decrease in our revenues, net income and assets. Unfavorable economic conditions may also make it more difficult for us to maintain both our new business origination volume and the credit quality of new business at levels previously attained. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could significantly harm our operating results.

Our limited operating history makes it difficult for us to accurately judge the credit performance of our portfolio and, as a result, increases the risk that our allowance for credit losses may prove inadequate. Our business depends on the creditworthiness of our clients’ customers and our clients. While we conduct due diligence and a review of the creditworthiness of most of our clients’ customers and all of our clients, this review requires the application of significant judgment by our management. Our judgment may not be correct. We maintain an allowance for credit losses on our consolidated financial statements in an amount that reflects our judgment concerning the potential for losses inherent in our portfolio. Management periodically reviews the appropriateness of our allowance considering economic conditions and trends, collateral values and credit quality indicators. We cannot assure you that our estimates and judgment with respect to the appropriateness of our allowance for credit losses are accurate. Our allowance may not be adequate to cover credit losses in our portfolio as a result of unanticipated adverse changes in the economy or events adversely affecting specific clients, industries or markets. If our allowance for credit losses is not adequate, our net income will suffer, and our financial performance and condition could be significantly impaired.

We may not have all of the material information relating to a potential client at the time that we make a credit decision with respect to that potential client or at the time we advance funds to the client. As a result, we may suffer credit losses or make advances that we would not have made if we had all of the material information. There is generally no publicly available information about the privately owned companies to which we generally purchase accounts receivable from. Therefore, we must rely on our clients and the due diligence efforts of our employees to obtain the information that we consider when making our credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. If we do not have access to all of the material information about a particular client’s business, financial condition and prospects, or if a client’s accounting records are poorly maintained or organized, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to collect our purchased accounts receivable in their entirety.

We may make errors in evaluating accurate information reported by our clients and, as a result, we may suffer credit losses.  We underwrite our clients and clients’ customers based on certain financial information. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes by our staff and credit committee may cause us to make advances and purchase accounts receivable that we otherwise would not have purchased, to fund advances that we otherwise would not have funded or result in credit losses.

A client’s fraud could cause us to suffer material losses. A client could defraud us by, among other things:

•	directing the proceeds of collections of its accounts receivable to bank accounts other than our established lockboxes;
•	failing to accurately record accounts receivable aging;
•	overstating or falsifying records showing accounts receivable or inventory; or
•	providing inaccurate reporting of other financial information.

As of December 31, 2007, we have  three clients that each account for at least 10% of our accounts receivable portfolio. This includes a staffing company located in New Jersey, which accounts for 14.2% of our accounts receivable portfolio, a medical staffing corporation located in New York, which accounts for 18.2% of our accounts receivable portfolio, and an intellectual technology consulting firm located in Maryland, which accounts for 11.5% of our accounts receivable portfolio. These three clients, as of December 31, 2007, account for 43.9% of our total accounts receivable portfolio.  A client’s fraud could cause us to suffer material losses.

We may be unable to recognize or act upon an operational or financial problem with a client in a timely fashion so as to prevent a credit loss of purchased accounts receivable from that client. Our clients may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our purchased accounts receivable from the client. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. As a result, we could suffer credit losses, which could have a material adverse effect on our revenues, net income and results of operations.

The security interest that we have in the purchased accounts receivable may not be sufficient to protect us from a partial or complete loss if we are required to foreclose. While we are secured by a lien on specified collateral of the client, there is no assurance that the collateral will protect us from suffering a partial or complete loss if we move to foreclose on the collateral. The collateral is primarily the purchased accounts receivable. Factors that could reduce the value of accounts receivable that we have a security interest in include among other things:

•	problems with the client’s underlying product or services which result in greater than anticipated returns or disputed accounts;
•	unrecorded liabilities such as rebates, warranties or offsets;

•	the disruption or bankruptcy of key customers who are responsible for material amounts of the accounts receivable; and
• the client misrepresents, or does not keep adequate records of, important information concerning the accounts receivable.

Any one or more of the preceding factors could materially impair our ability to collect all of the accounts receivable we may purchase from a client.

Errors by or dishonesty of our employees could result in credit losses. We rely heavily on the performance and integrity of our employees in making our initial credit decision with respect to our clients and on-going credit decisions on our clients’ customers. Because there is generally little or no publicly available information about our clients or clients’ customers, we cannot independently confirm or verify the information our employees provide us for use in making our credit and funding decisions. Errors by our employees in assembling, analyzing or recording information concerning our clients and clients’ customers could cause us to engage clients and purchase accounts receivable that we would not otherwise fund or purchase. This could result in losses. Losses could also arise if any of our employees were dishonest. A dishonest employee could collude with our clients to misrepresent the creditworthiness of a prospective client or client customers or to provide inaccurate reports or invoices. If, based on an employee’s dishonesty, we may have funded a client and purchased accounts that were not creditworthy, which could result in our suffering suffer credit losses.

We may incur lender liability as a result of our funding activities. In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability if it were determined that our advances were in fact loans and the relationship between Anchor and a client was that of lender and borrower rather than purchaser and seller. We cannot assure you that these claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

We may incur liability under state usury laws or other state laws and regulations if any of our factoring arrangements are deemed to be loans or financing transactions instead of a true purchase of accounts receivable. Various state laws and regulations limit the interest rates, fees and other charges lenders are allowed to charge their borrowers. If any of the factoring transactions entered into by us are deemed to be loans or financing transactions instead of a true purchase of accounts receivable, such laws and regulations may become applicable to us and could limit the interest rates, fees and other charges we are able to charge our customers and may further subject us to any penalties under such state laws and regulations. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are in a highly competitive business and may not be able to take advantage of attractive funding opportunities. The factoring industry is highly competitive. We have competitors who offer the same types of services to small privately owned businesses that are our target clients. Our competitors include a variety of:

•	specialty and commercial finance companies; and
•	national and regional banks that have factoring divisions or subsidiaries.

Some of our competitors have greater financial, technical, marketing and other resources than we do. They also have greater access to capital than we do and at a lower cost than is available to us. Furthermore, we would expect to face increased price competition if other factors seek to expand within or enter our target markets. Increased competition could cause us to reduce our pricing and advance greater amounts as a percentage of a client’s eligible accounts receivable. Even with these changes, in an increasingly competitive market, we may not be able to attract and retain new clients. If we cannot engage new clients, our net income could suffer, and our financial performance and condition could be significantly impaired.

Our information and computer processing systems are critical to the operations of our business and any failure could cause significant problems. Our information technology systems, located at our Charlotte, North Carolina headquarters, are essential for data exchange and operational communications to service our clients. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business and could require that we commit significant additional capital and management resources to rectify the problem.

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers, although we entered into three-year employment contracts with each of Morry F. Rubin, Chief Executive Officer, and Brad Bernstein, President, on January 31, 2007. Our Compensation Committee of the Board of Directors (or Board in absence of such a committee) will be responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

Risks associated with intangible assets. A substantial portion of our future assets may consist of intangible assets including goodwill (excess of cost over fair value of net assets acquired and other intangible assets) relating to the potential acquisition of businesses. In the event of any sale or liquidation of us, there can be no assurance that the value of such intangible assets will be realized. In addition, any significant decrease in the value of such intangible assets could have a material adverse effect on us.

We are continually subject to the risk of new regulation, which could harm our business and/or operating results. In recent years, a number of bills have been introduced in Congress and/or various state legislatures that would add new regulations governing the financial services industry. The enactment of any such new laws or regulations may negatively impact our business, financial condition and/or our financial results.

Control of the Company.  Our executive officers and directors beneficially own approximately 80% of our outstanding Common Stock and approximately 51% of the voting control of our capital stock. As a result, such persons, in the event that they act in concert, will have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. See “Item 11.”

Risks associated with the development of the Company’s management information and internal control systems. Our data processing, accounting and analysis capabilities are important components of our business. As we make acquisitions, we will convert certain systems of the acquired companies to our systems. These conversions and the continued development and installation of such systems involve the risk of unanticipated complications and expenses. We can provide no assurances that we will be successful in this regard.

We have no public market for our Securities. Our outstanding Common Stock and Series 1 Convertible Preferred Stock (collectively the “Securities”) are not currently traded in the Over-the-Counter Market and quoted on the OTC Bulletin Board. In the event that trading does commence in the future for our Common Stock, it may be very limited and sporadic. We also may have a limited public float which could result in a high degree of volatility in the market price of our Common Stock. The availability for sale of restricted securities pursuant to Rule 144 or otherwise could adversely affect the market for our Common Stock, if any. We can provide no assurances that an established public market will ever develop or be sustained for our Common Stock in the future. Further, we do not anticipate a public market will ever develop for our Series 1 Convertible Preferred Stock.

The price of our common stock may fluctuate significantly. The market price for our common stock, if any, can fluctuate as a result of a variety of factors, including the factors listed above, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our shareholders or others, and the market price for our common stock could fluctuate as a result.

Our Common Stock is considered to be a “penny stock” and, as such, the market for our Common Stock should one develop may be further limited by certain Commission rules applicable to penny stocks. To the extent the price of our Common Stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the Commission. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares in the public market should one develop and they limit the liquidity of our Shares.

An investment in the Company is subject to dilution. We may require substantial additional financing in order to achieve our business objectives. The Company may generate such financing through the sale of securities (including potentially to the owners of businesses we acquire) that would dilute the ownership of its existing security holders. In subsequent rounds of financing, the Company will likely issue securities that will have rights, preferences or privileges senior to our outstanding securities and that will include financial and other covenants that will restrict the Company’s flexibility.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Except for the rights of holders of the shares of Series 1 Convertible Preferred Stock as described herein, any future determination to pay dividends will be dependent upon the our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our board of directors may deem relevant.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 2 Description of Property

 We currently lease our principal executive office space from a non- affiliated company located at 10801 Johnston Road, Suite 210, Charlotte, NC 28226.  These facilities, which consist of approximately 2,250 square feet of office space are leased from June 2007 for a period of 24 months at a monthly base rent of approximately $2,250.  We have also leased approximately 2,875 square feet of office space located at 800 Yamato Road, Boca Raton, FL, 33431 from a non-affiliated third party. The lease commenced upon the delivery of premises to us in August 2007 and for a term of 61 months. Since taking delivery of the premises in August 2007, we have been paying initially approximately $8,300 per month based upon a base rent of $5,750 (plus applicable Florida sales tax),. We are also responsible for our proportionate share of real estate taxes and assessments, operating costs and professional and other services.

  Item 3. Legal Proceedings

We are not a party to any pending legal proceedings. Our property is not the subject of any pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

  Our Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol “AFNG.” No market information is provided herein as trading in our Common Stock since quotations began in December 2007 is extremely limited and sporadic.

As of March 18, 2008, there were 12,454,140 shares of Common Stock issued and outstanding. As of March 18, 2008, there were (i) outstanding options to purchase 1,967,000 shares of our Common Stock, (ii) outstanding Placement Agent Warrants to purchase 1,342,500 shares of our Common Stock, and (iii) outstanding 1,317,365 shares of our Series 1 Preferred Stock which are convertible into 6,586,825 shares of our Common Stock, plus accrued and undeclared dividends through each respective conversion date.

Currently, we have a float of 525,555 shares which were issued as free trading shares by the Bankruptcy Court under Section 1145(a)(1) of the Bankruptcy Code. The remaining 11,295,000 outstanding shares of Common Stock are restricted securities and are eligible for sale (subject to certain limitations in the case of stock held by affiliated persons) pursuant to Rule 144 of the Securities Act commencing on April 30, 2008. However, the holders of the 11,295,000 restricted common shares have signed 18 month lock-up agreements not to sell or otherwise transfer these restricted common shares (except in certain limited cases where the transferee agrees to be bound by the transfer restrictions) until July 31, 2008, without the prior written consent of Fordham Financial Management, Inc. Pursuant to Rule 144 of the Securities Act of 1933, as amended, following the one-year anniversary of the April 30, 2007 filing date of our Form 10-SB, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144 subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144(k) of the Securities Act, our non-affiliates (who have been non-affiliates for at least three months) may sell their common stock that they have held for one year (as defined in Rule 144) without compliance with the availability of current information.

As of March 18, 2008, we have outstanding 1,317,365 shares of Series 1 Preferred Stock which are convertible into an aggregate of up to 6,586,825 shares of our restricted Common Stock. These securities are eligible for sale under Rule 144 commencing on April 30, 2008.

Holders of Record

As of March 18, 2008, there were 525 holders of record of shares of Common Stock and 90 holders of record of our Series 1 Preferred Stock.

Dividend Policy

The holders of our Series 1 Preferred Stock are entitled to receive dividends as more fully described below. We have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future.

Cumulative annual dividends shall be paid in shares of Series 1 Preferred Stock or, in certain instances in cash, at an annual rate of 8% ($.40 per share of Series 1 Preferred Stock), payable on December 31 of each year commencing December 31, 2007. Dividends payable on outstanding Shares of Series 1 Preferred Stock shall begin to accrue on the date of each closing and shall cease to accrue and accumulate on the earlier of December 31, 2009 or the applicable Conversion Date (the “Final Dividend Payment Date”). Thereafter, the holders of Series 1 Preferred Stock shall have the same dividend rights as holders of Common Stock of the Company, as if the Series 1 Preferred Stock has been fully converted into Common Stock. The dividend payable on December 31, 2007 was declared and paid on January 29, 2008 to stockholders of record on January 25, 2008 prorated or adjusted for the period from the date of issuance through December 31, 2007. Unpaid dividends will accumulate and be payable prior to the payment of any dividends on shares of Common Stock or any other class of Preferred Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company has the legal ability to pay the dividends. The Company shall pay a cash dividend in lieu of a stock dividend where on the date of declaration of the dividend, it is the Board’s determination that the Company’s Common Stock is trading consistently at a market price below $1.00 per share. Cash dividends shall not apply to the payment of accrued and unpaid (undeclared) dividends which are paid on a Conversion Date. Dividends paid in shares of Series 1 Preferred Stock shall be based upon an assumed value of $5.00 per share of Series 1 Preferred Stock. Notwithstanding anything contained herein to the contrary, the Company’s Board of Directors shall timely declare dividends on its Series 1 Preferred Stock each year unless the payment of such dividends would be in violation of applicable state law.

Recent Sales of Unregistered Securities

The following table provides information about the sales during the past three years of securities that have not been registered under Section 5 of the Securities Act of 1933:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

August 16, 2006	Common Stock	158,055 shares (1)	--- (1)	499 general unsecured creditors	Section 3(a)(7)

August 16, 2006	Common Stock	367,500 shares (1)	--- (1)	One Administrative Claimant	Section 3(a)(7)

December 2006	Common Stock	3,295,000 shares	$0.25 per share; no Commissions paid	14 sophisticated and accredited investors (2)	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder(5)

January 31, 2007	Common Stock	8,000,000 shares	Exchange of securities; no cash received; no commissions paid	Three sophisticated and accredited investors (2)	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (5)

January 31, 2007 through March 31, 2007	Series 1 Preferred Stock	1,342,500 shares	$5.00 per share; 14% compensation paid to broker/dealer plus warrants to purchase 1,342,500 shares of common stock	86 accredited investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (4)

January 31, 2007 through March 31, 2007	Warrants to purchase Common Stock	1,342,500 shares	--- (3)	One sophisticated and accredited investor (2)	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (4)

January 31 and June 11, 2007 and September 28, 2007	Common Stock	Options to purchase 1,970,000 common shares	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Directors and Officers	Rule 701; Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

(1)
Plan shares issued to general unsecured claimants and for administrative claims pursuant to the First Amended Joint Plan of Reorganization as authorized by the Bankruptcy Court Order confirming the Chapter 11 proceeding of In re: Ballantrae Healthcare LLC, et al case # 03-33152-HDH-11, US Bankruptcy Court for the Northern District Division, pursuant to Section 1145(a)(1) of Title 11 of the United States Bankruptcy Code. No commissions were paid in connection with the issuance of the Plan shares. It should be noted that while we have listed the Plan shares in the table above, Section 5 of the Securities Act is inapplicable to the issuance of the Plan shares and that the Plan shares issued to the general unsecured claimants and for the administrative claims totaling 525,555 shares are considered to be issued in a public offering pursuant to Section 1145(c) of the Bankruptcy Code.

(2)	Accredited Investors is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
(3)
Issued to Fordham Financial Management, Inc. as partial consideration for Placement Agent services rendered in connection with our private placement of 1,342,500 shares of Series 1 Preferred Stock resulting in gross proceeds of $6,712,500. No additional consideration was paid by Fordham for said warrants.

(4)	We believe that the transaction is exempt from registration under the section cited above and did not involve a public offering. Each certificate contains an appropriate restrictive legend.
(5)
We believe that the transaction is exempt from registration under the section cited above and did not involve a public offering. Each certificate contains an appropriate restrictive legend. No sales commissions were paid.

(6)	Represents options to purchase common stock granted under our 2007 Omnibus Equity Compensation Plan as incentive to directors and officers of our company.

The foregoing table and notes thereto do not reflect the following:

On December 11, 2007, we received a signed subscription to issue and sell 25,000 shares of our Common Stock at $1.00 per share to a non-affiliated person. The subscription price of $25,000 was paid through the issuance of a promissory note (with full recourse) in like amount due and payable on December 31, 2008. The 25,000 shares have not been issued and will not be issued until the note has been fully paid. The notes to our consolidated financial statements (note 9) treat these 25,000 shares as if we granted the investor options to purchase 25,000 shares at $1.00 per share. Upon issuance, exemption will be claimed under Section 4(2) of the Securities Act. No commissions have been paid or will be paid in connection with the issuance and sale of 25,000 shares.

Recent Purchases of Securities

During the year ended December 31, 2007, the Company had no repurchases of its Common Stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to trade finance and government contract funding. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we  maintain an executive office in Boca Raton, Florida which includes its sales and marketing functions.

Client Accounts

As of December 31, 2007, we have three clients that each account for at least 10% of our accounts receivable portfolio. This includes a staffing company located in New Jersey, which accounts for 14.2% of our accounts receivable portfolio, a medical staffing corporation located in New York, which accounts for 18.2% of our accounts receivable portfolio, and an intellectual technology consulting firm located in Maryland, which accounts for 11.5% of our accounts receivable portfolio. These three clients, as of December 31, 2007, account for 43.9% of our total accounts receivable portfolio.  A client’s fraud could cause us to suffer material losses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Finance revenues for the year ended December 31, 2007 were $423,024 compared to $558,816 for the year ended December 31, 2006 (a 24.3% decrease).   The change in revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the year ended December 31, 2006 and no revenues in 2007.

Interest income (expense), net for the year ended December 31, 2007 was $172,680 compared to $(193,595) for the year ended December 31, 2006.  Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income of $172,680 for the year ended December 31, 2007.

Provision for credit losses for the year ended December 31, 2007 was $30,708 compared to $0 for the year ended December 31, 2006.

Operating expenses for the year ended December 31, 2007 were $1,611,676 compared to $223,336 for the year ended December 31, 2006 (a 621.6% increase).  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August 2007. Management received no compensation for the year ended December 31, 2006 and $304,058  for the year ended December 31, 2007.

Net income (loss) before income taxes for the year ended December 31, 2007 was $(1,046,680) compared to $141,885 for the year ended December 31, 2006.  The decrease in net income before income taxes is the result of decreases in finance revenues ($135,792) and increases in operating costs ($1,388,340) being offset by an increase in interest income, net ($366,275).   The change in revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the year ended December 31, 2006 and no revenues in 2007.

The following table compares the operating results for the year ended December 31, 2007 and December 31, 2006.

	Year Ended December 31,
	2007	2006	$ Change	% Change
Finance revenues	$423,024	$558,816	$(135,792)	(24.3)
Interest income (expense), net	172,680	(193,595)	366,275
Net finance revenues	595,704	365,221	230,483	63.1
Provision for credit losses	30,708	0	30,708
Finance revenues, net of interest expense and credit losses	564,996	365,221	199,775	54.7
Operating expenses	1,611,676	223,336	1,388,340	621.6
Net income (loss) before income taxes	(1,046,680)	141,885	(1,188,565)
Income taxes	-	-	-
Net income (loss)	$(1,046,680)	$141,885	$(1,188,565)

Finance revenue.   The decrease in finance revenue was primarily due to a client that provided Anchor with approximately $239,239 in finance revenues during the year ended December 31, 2006 and no revenues in 2007.  Anchor had 37 active clients as of December 31, 2007 compared to 10 active clients as of December 31, 2006.

Interest income (expense).  Anchor had net interest income of $172,680 for the year ended December 31, 2007 compared to net interest expense of $193,595 for the year ended December 31, 2006. Beginning in February 2007, the company began using the proceeds from the sale of Series 1 Preferred Stock to fund its clients instead of borrowing from its lender. This combined with the interest earned on the excess cash on hand, resulted in net interest income for the year ended December 31, 2007.

Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had $30,708 of credit losses for the year ended December 31, 2007 and $0 credit losses for the year ended December 31, 2006.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the year ended December 31, 2007 increased by $1,388,340 compared to the year ended December 31, 2006. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth  and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and \opened an Executive and Sales office in Boca Raton, Florida in August, 2007.

Key changes in certain selling, general and administrative expenses are shown below:

	Year Ended December 31,
	2007	2006	$ Change	Explanation
Payroll, payroll taxes and benefits	$545,035	$73,824	$471,211	Increased payroll and health benefits for executive, sales, administrative and operations personnel.
Advertising	284,522	67,367	217,155	Increased marketing and advertising
Professional fees	203,427	23,145	180,282	Increased cost for 2007 audit and SEC filings. Additional legal fees for corporate matters and SEC filings
Insurance	78,100	-	78,100	Premiums for insurance policies including Directors and Officers and fidelity policies
	$1,111,084	$164,336	$946,748

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $1,882,629 for the year ended December 31, 2007 and was primarily due to our net loss for the year and cash used by operating assets, primarily to purchase accounts receivable. The net loss was $1,046,680 for the year ended December 31, 2007. Cash used by operating assets and liabilities was primarily due to an increase of $1,091,668 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the year ended December 31, 2007, net cash used in investing activities was $111,060 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,436,962 for the year ended December 31, 2007. This was primarily the result of $6,712,500 of proceeds from the sale of Preferred Stock offset by $1,209,383 of payments related to costs of the sale.

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

Summary of Critical Accounting Policies and Estimates

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Senior management reviews the status of uncollected purchased accounts receivable monthly to determine if any are uncollectible.  The Company has a security interest in the accounts receivable purchased and, on a case-by-case basis, may have additional collateral.  The Company files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, the Company has varying types of personal guarantees from their factoring customers relating to the purchased accounts receivable.

Management considered approximately $31,000 of their December 31, 2007 retained interest in purchased accounts receivable to be uncollectible.  Management did not consider any of their December 31, 2006 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately, $289,700 and $68,200 for the years ending December 31, 2007 and 2006, respectively.

Earnings per Share – The Company computes net income per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  The impact of convertible preferred stock, stock options and stock warrants were excluded since their impact would have been anti-dilutive.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Stock Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement were effective for the first interim reporting period that began after December 15, 2005. The Company adopted the provisions of SFAS No.123(R) in the first quarter of fiscal 2006.

See Note 9 for the SFAS No. 123(R) impact on the operating results for the year ended December 31, 2007.  The adoption of SFAS No. 123(R) had no impact on the Company’s operating results for the years ended December 31, 2006.

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

The primary differences between financial statement and taxable income for the Company are as follows:

•	Compensation costs related to the issuance of stock options
•	Use of the reserve method of accounting for bad debts
•	Differences in bases of property and equipment between financial and income tax reporting
•	Net operating loss carryforwards.

The deferred tax asset represents the future tax return consequences of utilizing these items.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net deferred tax assets will ever be realized.

Prior to January 31, 2007, Anchor Funding Services, LLC was treated as a partnership for Federal and state income tax purposes.  Its earnings and losses were included in the personal tax returns of its members; therefore, no provision or benefit from income taxes has been included in those financial statements.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 became effective for the Company on January 1, 2007.

The Company applied FIN 48 to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of FIN 48, the Company recognized no increases or decreases in its recorded tax liabilities or the December 31, 2006 retained earnings.

For the year ended December 31, 2007, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

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

On December 4, 2007, the FASB issued SFAS 141(R) “Business Combinations”.  SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value.  In addition, SFAS 141R limits the recognition of acquisition-related restructuring liabilities and requires the following: the expense of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date at fair value.  SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009.  Early adoption is not permitted.  The Company is currently evaluating the effect of this standard.

On December 4, 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary.  SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of a noncontrolling owners of a subsidiary.  SFAS 160 is effective for the Company’s financial statements for the year beginning January 1, 2009 and early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about the Company's plans and strategies and expectations for future financial performance are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Risk Factors” for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

Item 7. Consolidated Financial Statements

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-KSB following this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the fiscal year ended December 31, 2007, there were no changes in and disagreements with accountants. In 2007, the Company engaged Cherry, Bekaert & Holland, L.L.P (“CBH”) as its independent auditor for Registrant's fiscal year ended December 31, 2007 and 2006. Registrant did not consult CBH with respect to either (i) the Prior Fiscal Years, (ii) the Interim Period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS

	2007	2006
CURRENT ASSETS:
Cash	$3,499,044	$55,771
Retained interest in purchased accounts receivable, net	1,502,215	441,255
Earned but uncollected fee income	25,742	10,799
Prepaid expenses and other	65,016	41,134
Total current assets	5,092,017	548,959

PROPERTY AND EQUIPMENT, net	89,044	4,010

SECURITY DEPOSITS	20,216	-

	$5,201,277	$552,969

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$-	$44,683
Accounts payable	68,728	39,218
Due to related company	-	21,472
Accrued payroll and related taxes	101,248	37,796
Accrued expenses	73,201	-
Collected but unearned fee income	30,748	11,730
Preferred dividends payable	405,995	-
Total current liabilities	679,920	154,899

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY	-	391,800
PREFERRED STOCK, net of issuance costs of
$1,209,383	5,503,117	-
COMMON STOCK	11,821	3,821
ADDITIONAL PAID IN CAPITAL	536,199	79,554
ACCUMULATED DEFICIT	(1,529,780)	(77,105)
	4,521,357	398,070

	$5,201,277	$552,969

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2007	2006
FINANCE REVENUES	$423,024	$558,816
INTEREST EXPENSE, net - financial institution	(27,285)	(134,231)
INTEREST EXPENSE, net - related parties	-	(59,364)
INTEREST INCOME	199,965	-

NET FINANCE REVENUES	595,704	365,221
PROVISION FOR CREDIT LOSSES	30,708	-

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	564,996	365,221

OPERATING EXPENSES	1,611,676	223,336

INCOME (LOSS) BEFORE INCOME TAXES	(1,046,680)	141,885

INCOME TAXES	-	-

NET INCOME (LOSS)	(1,046,680)	141,885

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(405,995)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER	$(1,452,675)	$141,885

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.13)	N/A

Dilutive	$(0.13)	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	11,141,103	N/A

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2007 and 2006

	Members'	Preferred	Common	Additional	Accumulated
	Equity	Stock	Stock	Paid in Capital	Deficit

Balance, January 1, 2006	$(206,085)	$0	$0	$0	$0

Net income, year ended December 31, 2006	141,885	-	-	-	-

Contribution of related party demand notes payable to members' equity	456,000	-	-	-	-

To record the net assets of BTHC XI, Inc. as of December 31, 2006	-	-	3,821	79,554	(77,105)

Balance, December 31, 2006	391,800	0	3,821	79,554	(77,105)

To record the exchange of 8,000,000 common shares of BTHC XI, Inc.
stock for 100,000 membership units of Anchor Funding Services, LLC	(391,800)	-	8,000	383,800	-

To record issuance of 1,342,500 shares of convertible preferred stock and related costs of raising this capital of $1,209,383 and issuance
of 1,342,500 warrants	-	5,503,117	-	-	-

To record issuance of 1,970,000 stock options	-	-	-	72,678	-

To record award of 25,000 shares of common stock				167

Preferred stock dividends	-	-	-	-	(405,995)

Net loss, year ended December 31, 2007	-	-	-	-	(1,046,680)

Balance, December 31, 2007	$0	$5,503,117	$11,821	$536,199	$(1,529,780)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net income (loss):	$(1,046,680)	$141,885
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	26,026	5,476
Provision for uncollectible accounts	30,708	-
Compensation expense related to issuance of stock options	72,845	-
(Increase) decrease in retained interest in purchased
accounts receivable	(1,091,668)	575,057
(Increase) decrease in earned but uncollected fee income	(14,943)	-
Increase in prepaid expenses and other	(23,882)	(35,565)
Increase in security deposits	(20,216)	-
Increase in accounts payable	29,510	39,218
Increase in collected but unearned fee income	19,018	-
Increase (decrease) in accrued payroll and related taxes	63,452	(5,032)
Increase in accrued expenses	73,201	-
Net cash (used in) provided by operating activities	(1,882,629)	721,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in connection with acquistion	-	6,270
Purchases of property and equipment	(111,060)	(1,329)
Net cash (used in) provided by investing activities	(111,060)	4,941

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to financial institution, net	(44,683)	(778,895)
(Payments to) borrowings from related company	(21,472)	78,446
Proceeds from sale of preferred stock	6,712,500	-
Payments made related to sale of preferred stock	(1,209,383)	-
Net cash provided by (used in) financing activities	5,436,962	(700,449)

INCREASE IN CASH	3,443,273	25,531

CASH, beginning of period	55,771	30,240

CASH, end of period	$3,499,044	$55,771

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) and its wholly owned subsidiary, Anchor Funding Services, LLC (“the Company”).  In April of 2007, BTHC XI, Inc. changed its name to Anchor Funding Services, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Anchor Funding Services, Inc. is a Delaware corporation.  Anchor Funding Services, Inc. has no operations; substantially all operations of the Company are the responsibility of Anchor Funding Services, LLC.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

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

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

Senior management reviews the status of uncollected purchased accounts receivable monthly to determine if any are uncollectible.  The Company has a security interest in the accounts receivable purchased and, on a case-by-case basis, may have additional collateral.  The Company files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, the Company has varying types of personal guarantees from their factoring customers relating to the purchased accounts receivable.

Management considered approximately $31,000 of their December 31, 2007 retained interest in purchased accounts receivable to be uncollectible.  Management did not consider any of their December 31, 2006 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were approximately:

For the years ending December 31,

2007	2006

$289,700	$68,200

Earnings per Share – The Company computes net income per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  The impact of convertible preferred stock, stock options and stock warrants were excluded since their impact would have been anti-dilutive.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Stock Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement were effective for the first interim reporting period that began after December 15, 2005. The Company adopted the provisions of SFAS No.123(R) in the first quarter of fiscal 2006.

See Note 9 for the SFAS No. 123(R) impact on the operating results for the year ended December 31, 2007.  The adoption of SFAS No. 123(R) had no impact on the Company’s operating results for the years ended December 31, 2006.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

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

The primary differences between financial statement and taxable income for the Company are as follows:

•	Compensation costs related to the issuance of stock options
•	Use of the reserve method of accounting for bad debts
•	Differences in bases of property and equipment between financial and income tax reporting
•	Net operating loss carryforwards.

The deferred tax asset represents the future tax return consequences of utilizing these items.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net deferred tax assets will ever be realized.

Prior to January 31, 2007, Anchor Funding Services, LLC was treated as a partnership for Federal and state income tax purposes.  Its earnings and losses were included in the personal tax returns of its members; therefore, no provision or benefit from income taxes has been included in those financial statements.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 became effective for the Company on January 1, 2007.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

The Company applied FIN 48 to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of FIN 48, the Company recognized no increases or decreases in its recorded tax liabilities or the December 31, 2006 retained earnings.

For the year ended December 31, 2007, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

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

On December 4, 2007, the FASB issued SFAS 141(R) “Business Combinations”.  SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value.  In addition, SFAS 141R limits the recognition of acquisition-related restructuring liabilities and requires the following: the expense of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date at fair value.  SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009.  Early adoption is not permitted.  The Company is currently evaluating the effect of this standard.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

On December 4, 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling (i.e. minority interests) in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary.  SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of a noncontrolling owners of a subsidiary.  SFAS 160 is effective for the Company’s financial statements for the year beginning January 1, 2009 and early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	December 31, 2007	December 31, 2006
Purchased accounts receivable outstanding	$1,841,539	$614,034
Reserve account	(308,616)	(172,779)
Allowance for uncollectible invoices	(30,708)	-

	$1,502,215	$441,255

Total accounts receivable purchased were as follows:

For the years ending December 31,

2007	2006

$11,579,000	$11,469,000

Retained interest in purchased accounts receivable consists, excluding amounts recorded asuncollectible, of United States companies in the following industries:

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
Staffing	$656,020	$397,061
Transportation	218,264	(52,854)
Publishing	6,000	45,971
Construction	8,291	26,591
Service	498,614	14,951
Other	145,734	9,535

	$1,532,923	$441,255

4.  PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31, 2007	December 31, 2006
Furniture and fixtures	2-5 yers	$33,960	$1,235
Computers and software	3-7 years	93,866	15,531
		127,826	16,766
Less accumulated depreciation		(38,782)	(12,756)

		$89,044	$4,010

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

6.  CAPITAL STRUCTURE:
The Company’s capital structure consists of preferred and common stock as described below:

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.   Accrued dividends at December 31, 2007 and December 30, 2006 were $405,995 and $0, respectively.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the year ended December 31, 2007 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock

Balance, December 31, 2006	-	3,820,555

Shares issued in exchange for
the membership units of
Anchor Funding Services, LLC	-	8,000,000

Shares issued in connection
with sale of Series 1 Convertible
Preferred Stock	1,342,500	-

Balance, December 31, 2007	1,342,500	11,820,555

There was no share activity in 2006.

As of December 31, 2007 and 2006 the components of additional paid in capital were as follows:

	December 31, 2007	December 31, 2006

Consideration received in excess of
common stock's par value	$463,354	$79,554

Stock options	72,678	-

Common stock awarded	167	-
		-
	$536,199	$79,554

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

7. RELATED PARTY TRANSACTIONS:

Due from/to Related Company – Prior to December 31, 2006, the Company had borrowing and loan transactions with a limited liability company (LLC) related through common ownership.  These amounts were unsecured, interest bearing (at 10 percent), and payable on demand.  The Company recorded the following interest income (expense) amounts related to this activity:

	For the years ending December 31,

	2007	2006
Income	$-	$29,000
(Expense)	(71)	(17,000)

	$(71)	$12,000

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

For the years ending December 31,

2007	2006

$16,100	$28,700

In connection with the Company’s relocation (See Note 14) to their Charlotte, NC facility, theCompany is no longer using the administrative services of the related LLC.

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

This transaction was accounted for as a purchase.  There was no market value for the common shares of BTHC XI, Inc. or the membership units of Anchor Funding Services, LLC at the transaction date.  Accordingly, BTHC XI, Inc. recorded the membership units received in Anchor Funding Services, LLC at Anchor Funding Service LLC’s net asset value as of the transaction date.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

9. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

At closing of the exchange transaction described above, M. Rubin and Brad Bernstein (“B. Bernstein”), the husband of Ilissa Bernstein and President of the Company, entered into employment contracts and stock option agreements.  Additionally, at closing two non-employee directors entered into stock option agreements.

.
The following summarizes M. Rubin’s employment agreement and stock options:

•	The employment agreement with M. Rubin retains his services as Co-chairman and Chief Executive Officer for a three-year period.

•
An annual salary of $1 until, the first day of the first month following such time as the Company, shall have, within any period beginning on January 1 and ending not more than 12 months thereafter, earned pre-tax net income exceeding $1,000,000, M. Rubin’s base salary shall be adjusted to an amount, to be mutually agreed upon between M. Rubin and the Company, reflecting the fair value of the services provided, and to be provided, by M. Rubin taking into account (i) his position, responsibilities and performance, (ii) the Company’s  industry, size and performance, and (iii) other relevant factors. M. Rubin is eligible to receive annual bonuses as determined by the Company’s compensation committee.  M. Rubin shall be entitled to a monthly automobile allowance of $1,500.

•
10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009, provided that in the event of a change in control or M. Rubin is terminated without cause or M. Rubin terminates for good reason, all unvested options shall accelerate and immediately vest and become exercisable in full on the earliest of the date of change in control or date of M. Rubin’s voluntary termination or by the Company without cause.

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein retains his services as President for a three-year period.

•
An annual salary of $205,000 during the first year, $220,000 during the second year and $240,000 during the third year and any additional year of employment.  The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as the Company may hereafter adopt from time to time.  B. Bernstein is eligible to receive annual bonuses as determined by the Company’s compensation committee.  B. Bernstein shall be entitled to a monthly automobile allowance of $1,000.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

•
10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009, provided that in the event of a change in control or B. Bernstein is terminated without cause or B. Bernstein terminates for good reason, all unvested options shall accelerate and immediately vest and become exercisable in full on the earliest of the date of change in control or date of B. Bernstein’s voluntary termination or by the Company without cause.

The following summarizes the stock option agreements entered into with two directors:

•
10-year options to purchase 360,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009.  If either director ceases serving the Company for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.

The following summarizes the employee stock option agreements entered into with two managerial employees:

•
10-year options to purchase 10,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. The grant date was September 28, 2007.  Vesting of the fair value of the options is one-fourth on September 28, 2008, one-fourth on September 28, 2009, one-fourth on September 28, 2010 and one-fourth on September 28, 2011.  If either employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following summarizes a stock subscription agreement entered into with an unrelated individual:

•
Pursuant to a subscription agreement entered into on December 11, 2007, the Company awarded 25,000 shares of common stock, at $1 per share in exchange for a full recourse note received of $25,000. This transaction was accounted for in accordance with SFAS 123 (R).

The following table summarizes information about stock options as of December 31, 2007:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,970,000	10 years	653,334

The Company recorded the issuance of these options in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468:

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

Exercise price	$1.25
Term	1 to 10 years
Volatility	2.5
Dividends	0%
Discount rate	4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,970,000
Option price	$0.0468
Total expense to recognize over
life of options	$92,196

The fair value amounts recorded for these options in the statement of operations for the year ended December 31, 2007 was $72,678.

The pre-tax effect recorded in the financial statements for the year ending December 31, 2007 consists of $30,576 in fully vested stock options and a provision of $42,102 to record eleven months of the unvested portions of stock options that will eventually vest between February 2008 and September 2011.

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

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

The following table summarizes information about stock warrants as of December 31, 2007:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

11.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the year ending December 31,

	2007	2006

Staffing	$284,568	$189,395
Transportation	14,975	93,956
Logistics	0	224,214
Publishing	3,173	26,481
Construction	8,460	2,017
Service	100,849	9,970
Other	10,999	12,783

	$423,024	$558,816

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

Major Customers – The Company had the following transactions and balances with unrelated customers (3 customers for the year ending December 31, 2007 and 3 for the year ending December 31, 2006 which represent 10 percent or more of its revenues for the years ending December 31, 2007 and 2006 as follows:

	For the year ending December 31, 2007

Revenues	$69,500	$60,000	$43,500

	As of December 31,2007
Purchased accounts
receivable outstanding	$174,000	$140,000	$211,500

	For the year ending December 31, 2006

Revenues	$228,000	$95,500	$87,500

	As of December 31,2006
Purchased accounts
receivable outstanding	$-	$15,000	$146,500

Cash – The Company maintains cash deposits with a bank. At various times throughout the year, these balances exceeded the federally insured limit of $100,000.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest was as follows:

For the year ending December 31,

2007	2006

$27,300	$240,000

Non-cash financing and investing activities consisted of the following:

8,000,000 shares of common stock were issued in exchange for 100,000 membership units of Anchor Funding Services, LLC (see Note 8).  In connection with this exchange, the Company acquired cash of $6,270.

1,970,000 stock options were issued to the Company’s President, CEO, two managerial employees and two non-employee directors (see Note 9).

1,342,500 stock warrants were issued to the placement agent handling the sale of the Company’s convertible preferred stock (see Note 10).

25,000 shares of common stock awarded in exchange for a promissory note of $25, 000

During 2006, $456,000 in related party subordinated debt was converted to equity.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

13.  INCOME TAXES:
The current and deferred income tax provision for the year ending December 31, 2007 consists of the following:

For the Year
Ending
December 31, 2007

Current provision	$-
Deferred benefit	409,000

$409,000
Valuation reserve	(409,000)

$-

The deferred tax assets related to the differences between financial statement and taxable income as of December 31, 2007 are as follows:

December 31, 2007

Compensation costs related to issuance of stock options	$29,000
Reserve method of accounting for bad debts	12,000
Basis differences in property and equipment	(6,000)
Net operating loss carryforwards	374,000

409,000

Valuation reserve	(409,000)

$-

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

Management is uncertain if these deferred tax assets will ever be realized, therefore they have been fully reserved.

    The net operating loss carryforward generated in the year ending December 31, 2007 wasapproximately $934,000.

The Company has the following net operating loss carryforwards available to offset future taxable income:

	Amount	Expiration

Federal	$936,000	2021

State	$934,000	2021

The Company files tax returns in the U.S. federal jurisdiction and various states. Currently, none of the Company’s open tax returns are being examined by the taxing authorities.

14. FACILITY LEASES:
In May 2007, the Company executed lease agreements for office space in Charlotte, NC and Boca Raton, FL. All lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  The monthly rental is approximately $1,500. On November 1, 2007, the Companys entered into a lease for additional space adjoining its Charlotte office. The lease is for 19 months at a monthly rental of $750. The lease has a two year renewal option at substantials the same terms.

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term. The monthly rental is approximately $8,300.

The rental expense for the years ended December 31, 2007 and 2006 was approximately $44,000 and $0, respectively. The future minimum lease payments are as follows:

2008	$117,500
2009	111,000
2010	99,500
2011	99,500
2012	70,500

$498,000

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2007 and 2006

15.  RECLASSIFICATION:
Certain amounts in the December 31, 2006 balance sheet have been reclassified to conform to their December 31, 2007 presentation.  These reclassifications do not change operating results for the years ended December 31, 2007 or 2006.

Reclassification between common stock and additional paid in capital

During 2007, Anchor Funding Services, Inc realized that its common shares outstanding multiplied by par value did not equal the recorded amount for common stock.  The difference was a $26 understatement of common stock.  Management researched this issue, and determined common stock should be increased by $26 and additional paid-in capital should be decreased by $26.

Reclassification between additional paid in capital and accumulated deficit

During 2007, Anchor Funding Services, Inc realized that in December 2006 BTHC XI Inc.recorded certain professional fees as a reduction in additional paid in capital instead of an expense.  These fees were paid in December 2006 and totaled $75,000.  Management researched this issue and determined that in December 2006 these costs should have been charged to operations instead of additional paid in capital.  Since the 2006 statement of operations includes only the accounts of Anchor Funding Services, LLC, management corrected the December 31, 2006 balance sheet for this transaction.

The reclassifications to the December 31, 2006 balance sheet are shown below:

	December 31, 2006
	Balances as		December 31, 2006
	Previously		Balances as
	Reported	Adjustments	Restated

Common Stock	$3,795	$26	$3,821

Additional paid in capital	$4,580	$(26)	$79,554
		75,000

Accumulated deficit	$(2,105)	$(75,000)	$(77,105)

Item 8.A.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at the end of our most recent fiscal year ended December 31, 2007. There have been no changes in the Company’s disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation.

Management has not yet completed, and is not yet required to have completed until its fiscal year ended December 31, 2008, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

Item 8.B.  Other Information.

Not Applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and principal occupations of the Company's present officers and directors are listed below.
Name (1)	Age	Position
George Rubin*	78	Co-Chairman of the Board and Co-Founder

Morry Rubin*	47	Co-Chairman, CEO, Director, Co-Founder

Brad Bernstein	42	President, CFO and Co-Founder, Director

Frank DeLape	52	Director

Kenneth Smalley	44	Director
__________________
* George Rubin is the father of Morry F. Rubin.

(1)           Directors are elected at the annual meeting of stockholders and hold office until thefollowing annual meeting.

The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time, subject to their rights under employment agreements.

George Rubin has been a director of the Company since January 31, 2007. He served as Co-Chairman of Anchor Funding Services, LLC since its formation in 2003. Since October, 1998, George Rubin has been a director and a principal owner of Preferred Labor LLC, which completed the sale if its business on April 23, 2007. Mr. Rubin devotes to Anchor such time as is necessary for the performance of his duties. George Rubin was Chairman of the Board of ATC Group Services, Inc., a publicly held Company, from 1988 to 1998. ATC was sold to a financial investor group for approximately $160 million. From 1961 to 1987, Mr. Rubin served as President, Treasurer and Director of Staff Builders, Inc. During that time, Staff Builders, Inc. was a publicly held corporation engaged in providing temporary personnel in the healthcare, light industrial and clerical fields. While he served as President, Staff Builders, Inc. operated through approximately 100 offices and generated revenues in excess of $100 million.

Morry F. Rubin has been a director and executive officer of the Company since January 31, 2007. He served as Co-Chairman and Chief Executive Officer of Anchor funding Services, LLC since its formation in 2003. Since 1998, Morry F. Rubin also has been Chairman, Chief Executive Officer and principal owner of Preferred Labor LLC which completed the sale if its business on April 23, 2007. On January 31, 2007, Mr. Rubin became a full-time employee of our company. Prior to his involvement with Preferred Labor, Mr. Rubin was President, Chief Executive Officer, Treasurer and a director of ATC Group Services, Inc. (“ATC”), a publicly held company, from 1988 to 1998. In January 1998, ATC was sold to a financial investor group for approximately $160 million. Mr. Rubin was also President, Chief Executive Officer and Treasurer of Aurora Environmental, Inc. from May 1985 to June 1995, and was a director of Aurora from September 1983 to June 1995. In 1995, Morry Rubin was selected as a finalist for the Ernst & Young Entrepreneur of the Year under 40 Award for the New York City Region. From 1981 to 1987, Mr. Rubin was employed in sales and as director of acquisitions for Staff Builders, Inc., a publicly held company engaged in providing temporary personnel in the healthcare, light industrial and clerical fields.

Brad Bernstein has been a director and executive officer of the Company since January 31, 2007. He served as President and Chief Financial Officer of Anchor Funding Services, LLC since its formation in 2003. Mr. Bernstein was employed by Preferred Labor LLC from March 1999 through January, 2007. Mr. Bernstein served Preferred as its Chief Financial officer and later as its President. On January 31, 2007, Mr. Bernstein became a full-time employee of our company. Before joining Preferred Labor he was a partner of Miller, Ellin Consulting Group, LLP. Mr. Bernstein advised companies in many areas to improve their operations and increase their profitability. Mr. Bernstein’s clients also included major commercial and investment banks, asset based lenders and factoring companies. These institutions relied on his ability to oversee due diligence engagements and evaluate a Company’s financial performance, its internal control structure and the quality of its assets before making investments or loans. Mr. Bernstein has used his banking relationships to raise debt and negotiate and structure financing for companies. Mr. Bernstein received a Bachelor of Arts degree from Columbia University.

Frank DeLape is Chairman and CEO of Benchmark Equity Group, a company he founded in 1994.  Prior to Benchmark, Mr. DeLape spent 11 years in executive management roles of managing turnarounds for various companies.  He has worked on behalf of the Board of Directors or the sponsoring banks to recapitalize companies, return them to profitability or maximize cash repayment through an orderly liquidation. Benchmark provides private equity and debt financings from various funds as well as a syndicate of investors. Mr. DeLape was a founder and financier of Think New Ideas, a NASDAQ NMS listed company, which later sold for over $300 million.  At Benchmark, Mr. DeLape has formed and been instrumental in the growth of eighteen companies.  Of these, seven have become NASDAQ listed, one listed on the American Stock Exchange, and three were sold, creating in total over $3 billion in market value. Mr. DeLape is also Founder and Managing General Partner of Trident Growth Fund, a government licensed Small Business Investment Corporation, (SBIC).  From August 2001 through October 2005, Mr. DeLape was Chairman of the Board of the biotechnology company Isolagen, Inc. Over his four years as Chairman and a major shareholder of Isolagen, Mr. DeLape oversaw the listing of Isolagen on the American Stock Exchange, and raising over $194 million in debt and equity financings for the company. Mr. DeLape is a Director of Polymedix, Inc. since November 2005 and President, CEO and a director of Influmedix, Inc. since November 2004. Mr. DeLape is a member of the National Association of Corporate Directors.

Kenneth D. Smalley C.F.A. was the director of the High Yield Portfolio Group at The Dreyfus Corporation from May of 2001 through February of 2005. As Dreyfus’s high yield portfolio manager, he was responsible for the performance of over $1.5 billion in mutual fund assets. Prior to joining Dreyfus, Mr. Smalley was a high-yield portfolio manager and analyst with the Alliance Capital Management Corporation (January 1999 through May 2001). Prior to joining Alliance Capital, he was a high-yield bond trader and analyst at, the PaineWebber Group Inc. (July 1996 through December 1998), NatWest Securities from March 1994 through December 1995, and Nomura Securities from April of 1993 to March of 1994. Mr. Smalley was a credit analyst at Teacher Insurance and Annuity Association from July of 1989 through April of 1993 and began his career in 1985 as a financial analyst at General Electric Co.’s Aircraft Engine Business Group. Mr. Smalley received his M.B.A. from the Stern School in 1989, and is a Chartered Financial Analyst. Mr. Smalley has also been involved in the Legal Finance Industry, specially the Pre-Settlement Legal Financing Sector, as one of the original founders of the Cambridge Management Group and as a leading consultant (March 2005 through September 2006) to the industry. Mr. Smalley recently joined the Bridgehead Group (September 2006) as its Chief Financial Officer.

Limitation of Directors’ Liability and Indemnification

Our directors are not personally liable to us or to any of our stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General Corporation Law of the State of Delaware or (iv) for any transaction from which the director derived any improper personal benefit. If the General Corporation Law of the State of Delaware or any other statute of the State of Delaware is amended to authorize the further elimination or limitation of the liability of our directors, then the liability of our directors will be limited to the fullest extent permitted by the statutes of the State of Delaware, as so amended, and such elimination or limitation of liability shall be in addition to, and not in lieu of, the provided limitation on the liability of a director. To the maximum extent permitted by law, we fully indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was our director or officer, or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding. To the extent permitted by law, we may fully indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that such person is or was our employee or agent, or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding. We will, if so requested by a director or officer, advance expenses (including attorneys’ fees) incurred by such director or officer in advance of the final disposition of such action, suit or proceeding upon the receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that such director or officer is not entitled to indemnification. We may advance expenses (including attorneys’ fees) incurred by an employee or agent in advance of the final disposition of such action, suit or proceeding upon such terms and conditions, if any, as our Board deems appropriate.

Committees

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. See “Directors Compensation.”

The Sarbanes-Oxley Act of 2002, as amended, required each corporation to have an audit committee consisting solely of independent directors and to identify the independent directors who are considered to be a “financial expert.” Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Anchor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Anchor’s outside auditor.

The term “Financial Expert” is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Board Members Who Are Deemed Independent

Our board of directors has determined that Kenneth Smalley is our sole “independent director” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Kenneth Smalley is not a “financial expert.” See “Committees” for a description of the definition of “Independent Director” and “Financial Expert.”

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

•	Compliance with applicable governmental law, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

At the next board meeting, we intend to adopt a code of ethics and to file it  under a Form 8-K or quarterly or annual report under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2007, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 10.  Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2007 and 2006 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2007; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2007 with compensation during fiscal year ended 2007 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2007.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Morry F.Rubin	2007	$1.00	$28,976	$-0-	$24,084	$-0-	$-0-	$16,500	$69,561
Chief Executive	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Officer(4)

Brad Bernstein	2007	$187,654	$644	$-0-	$35,199	$-0-	$-0-	$11,000	$234,497
President (4)	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
________________

(1)
Reflects dollar amount expensed by us during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-KSB.

(2)
 Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	Includes compensation for service as a director described under Director Compensation, below.
(4)	Does not include any value for stock paid to Mr. Rubin or Mr. Bernstein’s wife in connection with our acquisition of Anchor Funding Services, LLC. See “Items 1 and 12.”

For a description of the material terms of each named executive officers’ employment agreement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2007 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Morry F. Rubin	216,667	433,333	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A

Brad Bernstein	316,667	633,333	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A

N/A – Not applicable.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	Current Annual Salary(1)	Bonus (2)
Morry F. Rubin	Chief Executive Officer	$1 (1)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.

Brad Bernstein	President	$220,000 (2)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.
____________
N/A – Not applicable.

(1)
Effective commencing on the first day of the first month following such time as the Company shall have, within any period beginning on January 1 and ending not more than 12 months thereafter, earned pre-tax net income exceeding $1,000,000, Mr. Rubin’s Base Salary shall be adjusted to an amount, to be mutually agreed upon between Employee and the Company, reflecting the fair value of the services provided, and to be provided, by Employee taking into account (i) Employee’s position, responsibilities and performance, (ii) the Company’s industry, size and performance, and (iii) other relevant factors.

(2)
The Company shall pay Mr. Bernstein a fixed base salary of $205,000 during the first year of the Employment Term (commencing January 31, 2007), $220,000 during the second year of the Employment Term and $240,000 during the Third Year and any additional year of the Employment Term. The Board may periodically review Mr. Bernstein’s Base Salary and may determine to increase (but not decrease) the Base Salary, in accordance with such policies as the Company may hereafter adopt from time to time, if it deems appropriate.

On January 31, 2007, we entered into a three-year employment agreement with Morry F. Rubin (“M. Rubin”) to retain his services as Co-chairman and Chief Executive Officer. We entered into a three-year employment agreement to retain the services of Brad Bernstein (“Bernstein”) as President. The following summarizes the employment agreements of M. Rubin and Bernstein, who are individually referred to as “Executive” and collectively as “Executives.”

• Each Executive shall receive a base salary and bonuses as described above. M. Rubin and Bernstein shall be entitled to a monthly automobile allowance of $1,500 and $1,000, respectively;

• M. Rubin and Bernstein were granted on January 31, 2007 10-year options to purchase 650,000 and 950,000 shares, respectively, exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009, provided that in the event of a change in control or Executive is terminated without cause or Executive terminates for good reason, all unvested options shall accelerate and immediately vest and become exercisable in full on the earliest of the date of change in control or date of Executive’s termination for good reason by Executive or by the Company without cause;

• The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement;

• Each Executive shall be required to devote his full business time and efforts to the business and affairs of the Company. Each executive shall be entitled to indemnification to the full extent permitted by law. Each executive is subject to provisions relating to non-compete, non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter (other than for termination without cause or by the Executive for good reason.

• Each Executive shall be entitled to participate in such Executive benefit and other compensatory or non-compensatory plans that are available to similarly situated executives of the Company and shall be entitled to be reimbursed for up to $25,000 of medical costs not covered by the Company’s health insurance per year.

• Bernstein shall be entitled to reimbursement for out-of-pocket moving costs incurred in connection with the relocation of the Company’s Executive offices to Boca Raton, FL;

• The Company shall, to the extent such benefits can be obtained at a reasonable cost, provide the Executive with disability insurance benefits of at least 60% of his gross Base Salary per month; provided that for purposes of the foregoing, prior to the date on which M. Rubin’s Base Salary is adjusted above $1.00 as described above, M. Rubin’s Base Salary shall be deemed to be $300,000. In the event of the Executive’s Disability, the Executive and his family shall continue to be covered by all of the Company’s Executive welfare benefit plans at the Company’s expense, to the extent such benefits may, by law, be provided, for the lesser of the term of such Disability and 24 months, in accordance with the terms of such plans; and

• The Company shall, to the extent such benefits can be obtained at a reasonable cost, provide the Executive with life insurance benefits in the amount of at least $500,000. In the event of the Executive’s death, the Executive’s family shall continue to be covered by all of the Company’s Executive welfare benefit plans, at the Company’s expense, to the extent such benefits may, by law, be provided, for 12 months following the Executive’s death in accordance with the terms of such plans.

                Termination of Employment. Each Executive’s employment with the Company may be terminated by mutual agreement. The following description summarizes the severance pay (exclusive of base salary, car allowances and benefits due up to the date of termination), if any, of each Executive in the event of termination (other than by mutual agreement) and the treatment of each Executive’s options:

Termination for Cause.  In the event of any termination for cause (as defined in the agreement), the Executive shall not receive any severance pay and any and all stock options granted to the Executive shall terminate according to their terms of grant with any such vested options being exercisable for the shorter of (i) 90 days from the date of termination and (ii) the exercise term of each relevant option grant.

Termination for Disability or Death.  In the event of termination for disability (as defined in the agreement) or death, Executive shall receive all bonuses then earned, six months severance pay in the case of death, and the acceleration of certain options.  Such options may be exercised for the longer of (i) 12 months from the date of the date of termination and (ii) the exercise term of each relevant option grant.

Termination without Cause. The Executive's employment with the Company may be terminated by the Company, in the absence of Cause and by Executive for Good Reason (as defined in the agreement). In such event, Executive shall receive 12 months severance pay, targeted bonuses, continuation of certain benefits and full vesting of all options. Such options may be exercised for the longer of (i) 12 months from the date of termination and (ii) the exercise term of each relevant option grant.

Voluntary Resignation. The Executive’s employment with the Company may be terminated by the Executive without Good Reason. In such event, the Executive shall not receive any severance pay and unless termination occurs in the first year of employment, all vested options shall be retained by the Executive for the full exercise term of each relevant option.

DIRECTOR COMPENSATION

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. The chairman of each committee that is formed by us at a later date will be entitled to an annual fee of $6,500 and each non-executive director will receive an annual fee of $6,500 as a member of the Board, a fee of $1,000 per Board or Committee meeting (or consent in lieu of a meeting), and an activity fee of $1,000 per day for services rendered by the Board member. George Rubin is receiving the same health and dental insurance benefits as those provided to our executive officers to the extent permitted by the rules and regulations applicable thereto and an additional medical reimbursement of up to $25,000 per annum. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On January 31, 2007, we established a stock option plan covering 2,100,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. We also granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank Delape, exercisable at $1.25 per share. These options will have a term of ten years and will vest one third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or compensation committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2007 Compensation

The following table shows the overall compensation earned for the 2007 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2007.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(6)	Total ($)
KennethSmalley, Director	$7,958	$-0-	$6,669	$-0-	$-0-	$-0-	$14,625

Frank DeLape, Director (4)	$7,958	$-0-	$6,669	$-0-	$-0-	$-0-	$14,625

George Rubin, Director (5)	$7,958	$-0-	$-0-	$-0-	$-0-	$1,776	$9,734

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option.  For a description FAS 123 R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-SB/A.

(2)	Excludes awards or earnings reported in preceding columns.

(3)
Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)
Does not include 1,500,000 shares of Common Stock purchased in December 2006 at a purchase price of $.025 per share (the “Purchase Price”) at a time when former BTHC XI had no material assets or liabilities. Management believes that the Purchase Price paid by Mr. DeLape was made in an arms length transaction at no less than the fair market value of the former BTHC XI’s Common Stock. This transaction is not considered by Management to be compensation for purposes of this Form 10-KSB and the tables above.

(5)
See “Item 7 Certain Relationships and Related Transactions” for a description of the issuance of 2,400,000 shares to George Rubin on January 31, 2007 in connection with the completion of the Anchor Transaction in which George Rubin, as a member of Anchor Funding Services, LLC, exchanged his membership interest for restricted shares of our company in an arms-length transaction. This transaction is not considered by Management to be compensation for purposes of this Form 10-KSB and the tables above.

(6)	All other compensation includes the payment of health insurance which is not provided to other non-employee directors.

Indemnification; Director and Officer Liability Insurance.

The Company has agreed to indemnify (and advance the costs of defense of) each director (and his legal representatives) to the fullest extent permitted by the laws of the state in which the Company is incorporated, as in effect at the time of the subject act or omission, or by the Certificate of Incorporation and Bylaws of the Company, whichever affords greater protection to each director, and both during and after termination (for any reason). The Company shall cause each director to be covered under a directors and officers' liability insurance policy for his acts (or non-acts) as an officer or director of the Company or any of its affiliates. Such policy shall be maintained by the Company at its expense in an amount of at least $5 million during the term each director serves the Company (including the time period of coverage after each director’s service terminates for any reason whatsoever).

In the event of any litigation or other proceeding between the Company and a director with respect to enforcement of a director’s rights to indemnification and director and officer liability insurance and such litigation or proceeding results in final judgment or order in favor of the Director, which judgment or order is substantially inconsistent with the positions asserted by the Company in such litigation or proceeding, the losing party shall reimburse the prevailing party for all of his/its reasonable costs and expenses relating to such litigation or other proceeding, including, without limitation, his/its reasonable attorneys' fees and expenses.

2007 Omnibus Equity Compensation Plan

On January 31, 2007, the Board adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan.

The following table shows the amounts that have been granted under the Plan as of December 31, 2007:

2007 Omnibus Equity Compensation Plan
Name and Position	Dollar Value ($)		Number of Options

Morry R. Rubin, Chief Executive Officer (2)	24,084	(1)	650,000

Brad Bernstein, President (2)	35,199	(1)	950,000

Executive Group (2)	59,283	(1)	1,600,000

Non-Executive Director Group (two persons) (2)	2,106	(1)	360,000

Non-Executive Officer Employee Group	224		5,000
    ______________

(1)
On January 31, 2007, we issued  stock options  to the Chief Executive Officer (650,000), President (950,000) and two directors (360,000). The fair value of these options ($.0468 each) was computed using the Black Scholes option pricing model. The fair value of thevested number of these options (893,333) has been recorded.

(2)
On January 31, 2007, we established a stock option plan covering 2,100,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share and granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank Delape, exercisable at $1.25 per share. These options will have a term of ten years and will vest one third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009.

The following is a summary of the material features of the Plan:

Shares Subject to the Plan

The maximum number of shares of common stock with respect to which awards may be made under the Plan is 2,100,000. In the event of any stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar event or transaction, the Compensation Committee will make such equitable adjustments to the number, kind and price of shares subject to outstanding grants and to the number of shares available for issuance under the Plan as it deems necessary or appropriate. Shares subject to forfeiture, cancelled or expired awards granted under the Plan will again become available for issuance under the Plan. In addition, shares surrendered in payment of any exercise price or in satisfaction of any withholding obligation arising in connection with an award granted under the Plan will again become available for issuance under the Plan.

Administration

 A committee of two or more directors appointed by the Board will administer the Plan (the “Committee”); however, until the Committee is appointed, the Board administers the Plan. The Committee interprets the Plan, selects award recipients, determines the number of shares subject to each award and establishes the price, vesting and other terms of each award. While there are no predetermined performance formulas or measures or other specific criteria used to determine recipients of awards under the Plan, awards are based generally upon consideration of the grantee's position and responsibilities, the nature of services provided, the value of the services to us, the present and potential contribution of the grantee to our success, the anticipated number of years of service remaining and other factors which the Board or the Committee deems relevant.

Eligibility

Employees, directors, consultants and other service providers of our Company and its affiliates are eligible to participate in the Plan, provided; however, that only employees of our Company are eligible to receive incentive stock options. Other than consultants and other service providers, the number of currently eligible employees in the Plan is five. The maximum number of shares that are the subject of grants made under the Plan to any individual during any calendar year may not exceed 1,000,000 shares, subject to certain adjustments. A participant in the Plan may not accrue dividend equivalents during any calendar year in excess of $500,000.

Amendment and Termination of Plan

  The Board may amend, alter or discontinue the Plan at any time; provided, however, that the Board may not amend the Plan without stockholder approval if such approval is required in order to comply with the Code or applicable laws or to comply with applicable stock exchange requirements. The Plan will terminate on the day immediately preceding the tenth anniversary of the Plan’s effective date, unless the Plan is terminated earlier by the Board or is extended by the Board with the approval of the stockholders.

Grants

Grants made under the Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights or “SARs”, stock awards, stock unit awards, dividend equivalents and other stock-based awards. Each grant is subject to the terms and conditions set forth in the Plan and to those other terms and conditions specified by the Committee and memorialized in a written grant agreement between our Company and grant recipient (the “Grant Instrument”).

Stock Options

The Plan permits the grant of incentive stock options (“ISOs”) to our employees and the employees of our subsidiaries. The Plan also provides for the grant of non-qualified stock options (“NQSOs”) to our employees, directors, and consultants and other individuals who perform services for us (as well as to employees, directors, consultants and service providers of our subsidiaries). The exercise price of any stock option granted under the Plan will be equal to or greater than the fair market value of such stock on the date the option is granted, provided, however, that the exercise price of any incentive stock options granted under the Plan to an employee who, at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary of us, may not be less than 110% of the fair market value of our common stock on the date of grant. Generally, payment of the option price may be made (i) in cash, (ii) with the Committee’s consent, by approval of the Committee, by delivering shares of Company Stock owned by the Optionee (including Company Stock acquired in connection with the exercise of an Option, subject to such restrictions as the Committee deems appropriate) and having a Fair Market Value on the date of exercise equal to the Exercise Price or by attestation (on a form prescribed by the Committee) to ownership of shares of Company Stock having a Fair Market Value on the date of exercise equal to the Exercise Price, (iii) through a broker in accordance with applicable laws, or (iv) with a combination of cash and shares. The participant must pay the option price and the amount of withholding tax due, if any, at the time of exercise. Shares of common stock will not be issued or transferred upon exercise of the option until the option price and the withholding obligation are fully paid.

     Under the Plan, each option is exercisable at such time and to such extent as specified in the pertinent Grant Instrument between our Company and the option recipient. However, no option shall be exercisable with respect to any shares of common stock more than ten years after the date of grant of such award (except as otherwise determined by the Committee with respect to non-incentive options) and no incentive stock option that is granted to an employee, who at the time of grant, owns stock possessing more than 10% of the total combined voting power of all classes of stock of our Company, or any parent or subsidiary of ours, may be exercised more than five years from the date of grant. Notwithstanding the foregoing, the Committee may provide, in a Grant Instrument, that a Grantee may transfer Nonqualified Stock Options to family members, or one or more trusts or other entities for the benefit of or owned by family members, consistent with the applicable securities laws, according to such terms as the Committee may determine; provided that the Grantee receives no consideration for the transfer of an Option and the transferred Option shall continue to be subject to the same terms and conditions as were applicable to the Option immediately before the transfer.

Effects of Termination of Service with our Company

     Generally, unless provided otherwise in the Grant Instrument, the right to exercise any option or SAR (described below) terminates ninety (90) days following termination of the participant’s relationship with the Company for reasons other than death, disability or termination for “cause” as defined in the Plan. If the participant’s relationship with us terminates due to death or disability, unless provided otherwise in the Grant Instrument, the right to exercise an option or SAR will terminate the earlier of one year following such termination or the original expiration date. If the participant’s relationship with us is terminated for “cause”, any option or SAR not already exercised will automatically be forfeited as of the date such termination.

Stock Awards

     We may issue awards of our common stock pursuant to the terms of the Plan. A stock award may be issued for consideration or for no consideration and may be subject to certain restrictions and risk of forfeiture (such as the completion of a period of service or attainment of a performance goal) as determined by the Committee and set forth in the Grant Instrument governing the stock award. If a participant’s employment terminates before the vesting condition is fulfilled, the shares will be forfeited. While the shares remain unvested, a participant may not sell, assign, transfer, pledge or otherwise dispose of the shares. Unless otherwise determined by the Committee, a stock award entitles the participant to all of the rights of a stockholder of our Company, including the right to vote the shares and the right to receive any dividends thereon.

Stock Units

     The Plan provides for the grant of stock units to employees, non-employee directors, or consultants or other individuals who perform services for us, subject to any terms and conditions, including the fulfillment of specified performance goals or other conditions, as may be established by the Committee. Each stock unit represents one hypothetical share of common stock and the right of the grantee to receive an amount based on the value of a share of our common stock. Payments with respect to stock units may be made in cash or in shares of common stock, or in combination of the two as determined by the appointed committee.

Stock Appreciation Rights

     The Plan also provides for the grant of SARs, either alone or in tandem with stock options. An SAR entitles its holder to a cash payment of the excess of the fair market value of our common stock on the date of exercise, over the fair market value of our common stock on the date of grant. An SAR issued in tandem with a stock option will have the same terms as the stock option. The terms of an SAR granted alone, without an option, will be established by the Committee, in the Grant Instrument governing the SAR.

Other Stock-Based Award

     The Committee may grant other stock-based awards, other than those described herein, that are based on, measured by or payable in shares of common stock on such terms and conditions as the Committee may determine. Such awards may be subject to the achievement of performance goals or other conditions and may be payable in cash, shares of common stock or any combination of cash and shares of common stock as the Committee shall determine.

Dividend Equivalents

     The Committee may grant dividend equivalents in connection with grants under the Plan. Dividend equivalents may be paid currently or accrued as contingent cash obligations and may be payable in cash or shares of common stock, and upon such terms as the appointed committee may establish, including the achievement of specific performance goals.

Change of Control of the Company

     In the event of a Change of Control, as that term is defined in the Plan, of our Company, the Committee has discretion to, among other things, accelerate the vesting of outstanding grants, cashout outstanding grants or exchange outstanding grants for similar grants of a successor company. A Change of Control of our Company will be deemed to have taken place upon the:

•	the acquisition by any person of direct or indirect ownership of securities representing more than 50% of the voting power of our then outstanding stock;

•
a consolidation or merger of our Company resulting in the stockholders of the Company immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event;

•	the sale of substantially all of our assets; or

•	The liquidation or dissolution of our Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

On January 31, 2007, we acquired all the Membership Interests of Anchor Funding Services, LLC in exchange for 8,000,000 common shares. As of March 18, 2008, we have 12,454,140 shares of Common Stock and 1,317,365 shares of Series 1 Preferred Stock issued and outstanding. In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into only 5.0 common shares. Accordingly, the 1,317,365 shares of Series 1 Preferred Stock are convertible into 6,586,825 shares of Common Stock with the equivalent voting rights of 7,624,513 common shares or approximately 34.6% of the outstanding voting shares. Each share of Series 1 Preferred Stock was issued by us to have greater voting rights than the number of shares of Common Stock in order to achieve a tax free reorganization for the former members of Anchor Funding Services, LLC in connection with our January 31, 2007 acquisition of Anchor Funding Services, LLC. The following table sets forth information regarding the economic ownership of our company Common Stock by:

	each of our stockholders who is known by us to beneficially own more than 5% of our common stock;
	each of our executive officers; and

	each of our directors.

Beneficial ownership is determined based on the rules and regulations of the Commission. A person has beneficial ownership of shares if the individual has the power to vote and/or dispose of shares. This power can be sole or shared, and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person are counted as outstanding in such cases where the option holder may exercise the options within 60 days of the date hereof. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table below, each person named in the table has sole voting and dispositive power with respect to the shares set forth opposite that person’s name.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned	Shares of Series 1 Preferred Stock Beneficially Owned	% of Shares of Series 1 Preferred Stock Beneficially Owned (8)	% of Shares of Voting Stock Beneficially Owned (9)

Morry F. Rubin (1)	4,020,834	31.2%	-0-	-0-	19.6

George Rubin (1)	2,464,500	19.8%	-0-	-0-	12.3

Ilissa and Brad Bernstein (2)	2,633,334	20.1%	-0-	-0-	12.7

Frank DeLape (3)(4)	1,420,000	11.4%	-0-	-0-	7.1

Kenneth Smalley (3)(4)	120,000	1.0%	-0-	-0-	*

All officers and directors as a group (five persons) (5)	10,586,668	78.3%	-0-	-0-	50.1

William Baquet(6)	2,842,500	20.6%	-0-	-0-	13.3

Buechel Family Ltd partnership (7)	1,073,205	8.6%	214,641	16.3	6.2

Buechel Patient Care Research & Education Fund (7)	1,073,205	8.6%	214,641	16.3	6.2

*	Represents less than 1% of the outstanding shares.
 _____________________
(1)
Morry Rubin’s beneficial ownership includes options to purchase 433,334 shares of Common Stock of a total of 650,000 options granted to him and 72,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. Morry Rubin’s options vested one-third on January 31, 2007 and one-third on February 29, 2008 and one-third will vest on February 28, 2009. George Rubin’s beneficial ownership includes 72,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts.

(2)
Of the 2,633,334 shares beneficially owned by them, 2,000,000 common are owned by Illissa Bernstein, Brad Bernstein’s wife. The remaining 633,334 shares represent vested options to purchase a like amount of shares of Common Stock of a total of 950,000 options granted to Brad Bernstein.

(3)	Includes options to purchase 120,000 shares of Common Stock of a total of 180,000 options.

(4)	Includes 700,000 common shares owned by Benchmark Equity Group, and 600,000 shares held in three family trusts.

(5)	Includes all options referenced above.

(6)
The shares held by William Baquet include 1,500,000 shares which are directly beneficially owned by him and warrants to purchase 1,342,500 shares of our Common Stock, exercisable at a purchase price of $1.10 per share through January 31, 2012, which warrants were issued to Fordham Financial Management, Inc. in connection with the completion of our recent private placement of Series 1 Convertible Preferred Stock. William Baquet is an executive officer, director and principal of Fordham Financial Management, Inc.

(7)
This person beneficially owns 214,641 shares of Series 1 Preferred Stock convertible into 1,073,205 shares of Common Stock. Each beneficial owner has the right to vote at each stockholder meeting the equivalent of 1,242,277 shares of Common Stock. These beneficial owners are under common control of Frederick Buechel.

(8)	Based upon 1,317,365 outstanding shares of Series 1 Preferred Stock.

(9)	Based upon 20,078,653 shares outstanding voting stock (as adjusted based upon the beneficial ownership rules and regulations).

Item 12.  Certain Relationships and Related Transactions.

Anchor Funding Services, LLC was founded in 2003 by George Rubin, Morry F. Rubin and Brad Bernstein. Since its formation, Anchor’s operations were funded through loans from George Rubin and Morry F. Rubin. Effective November 30, 2006, George Rubin and Morry F. Rubin converted the principal amount of $253,000 and $203,000, respectively, into membership interests of Anchor. George Rubin, Morry F. Rubin and Illissa Bernstein, Brad Bernstein’s wife beneficially owned 30%, 45% and 25%, respectively of the membership interests of Anchor up until the closing of the Anchor Transaction on January 31, 2007. At closing, Morry F. Rubin, Illissa Bernstein and George Rubin received 3,600,000 shares, 2,000,000 shares and 2,400,000 shares, respectively, of our common Stock in exchange for their entire membership interests in Anchor Funding Services, LLC.

George Rubin and Morry F. Rubin beneficially own approximately 96% and Brad Bernstein beneficially owns approximately 2% of Preferred Labor, which completed the sale of its business on April 23, 2007. At times in the past, we used accounting personnel from Preferred Labor, LLC, an affiliated company principally owned by Morry F. Rubin, George Rubin and Brad Bernstein, officers and directors of our company for certain back office functions, including, without limitation, credit and collection, payroll and other bookkeeping services. In the past through April 23, 2007, Preferred Labor charged a fee of .25% of the value of accounts receivable purchased for credit and collection services only and .5% for credit, collection, invoicing, payroll and other bookkeeping services. The fees charged by Preferred Labor were $16,100 and $28,668 for the years ended December 31, 2007 and 2006, respectively. Since April 23, 2007, Anchor pays a portion of Preferred Labor’s shared employees salaries based upon actual time incurred. This temporary arrangement ceased in July 2007, as we expanded our support staff and hired a full-time credit analyst who is in charge of collections.  Our transactions with Preferred labor have not been represented by any written agreements between the parties.

From time to time Anchor has borrowed money from Preferred on a short-term basis at a 10% interest rate for the services mentioned above which are charged to an intercompany account. As of October 4, 2007, any loans between the companies were paid and it is not anticipated that there will be any further transactions between the companies.

Item 13. Exhibits

Number   Exhibit Description
------   ------------------------------
The following exhibits are all previously filed in connection with our form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

21.1	Subsidiaries of Registrant listing state of incorporation*

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – 2007 Results of Operations*
____________
 *  Filed herewith.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During fiscal 2007 and 2006, the aggregate fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP (the “Independent Auditors”) for the 2007 and 2006  audit of the Company's annual consolidated financial statements totaled approximately $50,000 and $58,675, respectively.  .

Financial Information Systems Design and Implementation Fees

During 2007 and 2006, there were $-0- in fees billed for professional services by Cherry, Bekaert & Holland, LLP , rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2007 and 2006, there were $28,000 and $-0- in fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP, respectively, for review of the Company’s 2007 Form 10-QSB filings. The foregoing fees exclude expense reimbursements of approximately $-0-.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
ANCHOR FUNDING SERVICES, INC.
Dated: Boca Raton, Florida
March 26, 2008	By:	/s/Brad Bernstein
Brad Bernstein
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President and Chief Financial Officer, Director	March 26, 2008
Brad Bernstein

/s/ Morry F. Rubin	Chief Executive Officer Director and Co-Chairman of the Board	March 26, 2008
Morry F. Rubin

/s/ George Rubin	Co-Chairman of the Board	March 26, 2008
Mark Waldron

Director
Frank DeLape

Director
Kenneth Smalley

Morry F. Rubin, Brad Bernstein, George Rubin, Frank DeLape and Kenneth Smalley represent all the current members of the Board of Directors.