Form 10KSB/A
period 2007-12-31
Anchor Funding Services, Inc.
filed 2008-04-01
CIK 1397047

audigot
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___
            Commission File Number:  0-52589

                  ANCHOR FUNDING SERIVCES,  INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-545-6087
(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10801 Johnston Road, Suite 210 Charlotte, North Carolina	28226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(866) 950-6669

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

 In addition, you should refer to the “Risk Factors” section of this Form 10-KSB /A under Item 1 for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Registration Statement will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements.

            We qualify all the forward-looking statements contained in this Form 10-KSB /A by the foregoing cautionary statements.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB /A . All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

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

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Anchor Funding Services, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Anchor Funding Services, Inc. and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Funding Services, Inc. and subsidiary at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
March 26, 2008

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

ANCHOR FUNDING SERVICES, INC.
Dated: Boca Raton, Florida
April 1, 2008	By:	/s/Brad Bernstein
Brad Bernstein
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President and Chief Financial Officer, Director	April 1, 2008
Brad Bernstein

/s/ Morry F. Rubin	Chief Executive Officer Director and Co-Chairman of	April 1, 2008
Morry F. Rubin	the Board

/s/ George Rubin	Co-Chairman of the Board	April 1, 2008
Mark Waldron

Director
Frank DeLape

Director
Kenneth Smalley

Morry F. Rubin, Brad Bernstein, George Rubin, Frank DeLape and Kenneth Smalley represent all the current members of the Board of Directors.