Form 10QSB
period 2008-03-31
Anchor Funding Services, Inc.
filed 2008-05-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-QSB

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2008

Commission File Number: 0-52589

ANCHOR FUNDING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10801 Johnston Road. Suite 210 Charlotte, NC (Address of Principal Executive Offices)	28226 (Zip Code)

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

Yes [  ] No [X]

As of March 31, 2008, the Company had a total of  12,427,245 shares of Common Stock outstanding, excluding 1,317,365 outstanding shares of Series 1 Preferred Stock convertible into 6,586,825 shares of Common Stock.

ANCHOR FUNDING SERVICES, INC.

Form 10-QSB Quarterly Report

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	March	December
	31, 2008	31, 2007
CURRENT ASSETS:
Cash	$2,564,068	$3,499,044
Retained interest in purchased accounts receivable	1,993,464	1,502,215
Earned but uncollected fee income	41,026	25,742
Prepaid expenses	84,558	65,016
Total current assets	4,683,116	5,092,017

PROPERTY AND EQUIPMENT, net	86,487	89,044

SECURITY DEPOSITS	20,216	20,216

	$4,789,819	$5,201,277

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$103,674	$68,728
Accrued payroll and related taxes	106,937	101,248
Accrued expenses	33,813	73,201
Collected but unearned fee income	34,525	30,748
Preferred dividends payable	135,066	405,995
Total current liabilities	414,015	679,920

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	5,376,542	5,503,117
COMMON STOCK	12,428	11,821
ADDITIONAL PAID IN CAPITAL	1,143,328	536,199
ACCUMULATED DEFICIT	(2,156,494)	(1,529,780)
	4,375,804	4,521,357

	$4,789,819	$5,201,277

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007

	(Unaudited)	(Unaudited)
	2008	2007
FINANCE REVENUES	$211,661	$100,106
INTEREST EXPENSE - financial institution	-	(4,170)
INTEREST INCOME	23,617	28,945

NET FINANCE REVENUES	235,278	124,881
BENEFIT FOR RECOVERIES (PROVISION FOR
CREDIT LOSSES)	6,096	-

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT BENEFTIS (LOSSES)	241,374	124,881

OPERATING EXPENSES	664,255	269,788

NET INCOME (LOSS) BEFORE INCOME TAXES	(422,881)	(144,907)

INCOME TAXES	-	15,000

NET INCOME (LOSS)	(422,881)	(129,907)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(136,404)	(1,460)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER	$(559,285)	$(131,367)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.05)	$(0.01)

Dilutive	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	12,110,860	11,141,103

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2008

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit

Beginning Balance, December 31, 2007 (audited)	$5,503,117	$11,821	$536,199	$(1,529,780)

To record the of issuance of 94,865 preferred shares in connection with the
payment of the accrued preferred dividend liability as of December 31, 2007	473,425	-	-	-

To record conversion of 120,000 preferred shares, plus accrued and undeclared
dividends, to 606,990 common shares	(600,000)	607	600,731	(1,338)

Provision for compensation expense related to issued stock options	-	-	6,398	-

To record preferred stock dividends	-	-	-	(202,495)

Net loss for the quarter ended March 31, 2008	-	-	-	(422,881)

Ending Balance, March 31, 2008 (unaudited)	$5,376,542	$12,428	$1,143,328	$(2,156,494)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss	$(422,881)	$(129,907)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	8,531	1,606
Compensation expense related to issuance of stock options	6,398	45,984
Benefit for income taxes	-	(15,000)
Increase in retained interest in purchased accounts receivable	(491,249)	(119,613)
Increase in earned but uncollected fee income	(15,284)	(8,285)
Decrease in prepaid expenses	(19,542)	15,025
(Decrease) increase in accounts payable	34,946	(35,340)
Decrease in due to related company	-	(9,442)
Increase in accrued payroll and related taxes	5,689	42,031
Increase in collected but unearned fee income	3,777	3,966
Increase in accrued expenses	(39,388)	26,587
Net cash used in operating activities	(929,003)	(182,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,973)	(1,758)
Loans to related company	-	0
Net cash used in investing activities	(5,973)	(1,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments to) borrowings from financial institution, net	-	(130,845)
Proceeds from sale of preferred stock	-	6,662,500
Payments made related to sale of preferred stock	-	(1,180,208)
Net cash provided by financing activities	0	5,351,447

INCREASE IN CASH	(934,976)	5,167,301

CASH, beginning of period	3,499,044	55,771

CASH, end of period	$2,564,068	$5,223,072

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

The Consolidated Balance Sheet as of March 31, 2008, the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 and 2007.  The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31,2007.

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

Management considered approximately $24,600 of their March 31, 2008 retained interest in purchased accounts receivable to be uncollectible.  Management did not consider any of the March 31, 2007 retained interest in purchased accounts receivable uncollectible based on their analysis of the portfolio.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $151,400 and $31,700 for the quarters ending March 31, 2008 and 2007, respectively.

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

See Note 9 for the SFAS No. 123(R) impact on the operating results for the quarters ended March 31, 2008 and 2007.

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

The Company applied FIN 48 to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of FIN 48, the Company recognized no increases or decreases in its recorded tax liabilities or 2006 retained earnings.

For the quarters ended March 31, 2008 and 2007, the Company recognized no liability for uncertain tax positions.

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

3.           RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	March 31, 2008	December 31, 2007
Purchased accounts receivable outstanding	$2,432,713	$1,841,539
Reserve account	(414,638)	(308,616)
Allowance for uncollectible accounts	(24,611)	(30,708)

	$1,993,464	$1,502,215

Total accounts receivable purchased were approximately $6,038,000 and $1,695,000 for the quarters ended March 31, 2008 and March 31, 2007, respectively.

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

Industry	March 31, 2008	December 31, 2007
Staffing	$728,738	$656,020
Transportation	648,925	218,264
Publishing	3,364	6,000
Construction	23,839	8,291
Service	584,937	498,614
Other	28,272	145,734

	$2,018,075	$1,532,923

4.           PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated
	Useful Lives	March 31, 2008	December 31, 2007
Furniture and fixtures	2-5 years	$34,482	$33,960
Computers and software	3-7 years	99,318	93,866
		133,800	127,826
Less accumulated depreciation		(47,313)	(38,782)

		$86,487	$89,044
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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.  Accrued dividends at March 31, 2008 and December 31, 2007 were $135,066 and $405,995 respectively.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the three months ended March 31, 2008 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Beginning Balance, December 31, 2007	1,342,500	11,820,555

Shares issued in exchange with dividend
on preferred shares	94,865	-

Shares issued (redeemed) in connection
conversion of preferred shares to
common shares	(120,000)	606,690

Ending Balance, March 31, 2008	1,317,365	12,427,245

7.	RELATED PARTY TRANSACTION:

The Company used the administrative staff and facilities of a limited liability company (LLC) related through common ownership.  The services provided by the LLC consisted primarily of rent, credit, collection, invoicing, payroll and bookkeeping.  The Company paid the LLC a fee for these services.  The fee was computed as a percentage of accounts receivable purchased by the Company.  The administrative fee charged by the LLC was $0 and $6,800 for the quarters ended March 31, 2008 and 2007, respectively.

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

The following summarizes stock option agreements entered into with two directors:

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

The following summarizes stock option agreements entered into with two managerial employees:

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

The following summarizes a stock subscription agreement entered into with an unrelated individual:

•
Pursuant to a subscription agreement entered into on December 11, 2007, the Company awarded 25,000 shares of common stock, at $1 per share, in exchange for a full recourse note receivable of $25,000.  This transaction was accounted for in accordance with SFAS 123(R).

The following table summarizes information about stock options as of March 31, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,970,000	10 years	653,000

BTHC XI, Inc. will record the issuance of these options as of March 31, 2008 in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468:

Exercise price	$1.25
Term	10 years
Volatility	2.5
Dividends	0%
Discount rate	4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,970,000
Option price	$0.0468
92,196

The pre-tax fair value recorded for these options in the statement of operations for the quarters ending March 31, 2008 and 2007 was as follows:

	March 31, 2008	March 31, 2007

Fully vested stock options	$2,080	$41,900
Unvest portions of stock options	4,318	4,184

	$6,398	$46,084

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

The following table summarizes information about stock warrants as of March 31, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

11.     CONCENTRATIONS:
Revenues – During the quarters ending March 31, 2008 and March 31, 2007, the Company recorded revenues from United States companies in the following industries:

Industry	March 31, 2008	March 31, 2007
Staffing	$83,101	$81,816
Transportation	50,815	7,287
Publishing	0	798
Construction	1,367	2,286
Service	61,780	3,729
Other	14,598	4,190

	$211,661	$100,106

Major Customers – The Company had the following transactions and balances with unrelated customers (2 in quarter ending March 31, 2008 and 5 in quarter ending March 31, 2007) which represent 10 percent or more of its revenues for the quarters ending March 31, 2008 and 2007 as follows:

			For the quarter ended March 31, 2008

Revenues		$30,534	$26,360

			As of March 31,2008
Purchased accounts
receivable outstanding		$170,527	$395,317

			For the quarter ended March 31, 2007

Revenues	$11,867	$13,049	$13,644	$8,373	$11,234

			As of March 31,2007
Purchased accounts
receivable outstanding	$112,571	$189,323	$179,103	$92,269	-

Cash – The Company maintains cash deposits with a bank. At various times throughout the year, these balances exceeded the federally insured limit of $100,000.

12.         SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest for the quarters ended March 31, 2008 and 2007 was $0 and $4,100, respectively.

Non-cash financing and investing activities consisted of the following:

For the quarter ending March 31, 2008-

94,685 preferred shares issued in satisfaction of the accrued dividend obligation as of December 31, 2007 (See Note 6).

Exchange of 120,000 preferred shares for 606,690 of common shares (see Note 6).

For the quarter ending March 31, 2007-

8,000,000 shares of common stock were issued in exchange for 100,000 membership units of Anchor Funding Services, LLC (see Note 8).  In connection with this exchange, the Company acquired cash of $6,270.

1,960,000 stock options were issued to the Company’s President, CEO, two non-employee directors and an unrelated individual (see Note 9).

1,332,500 stock warrants were issued to the placement agent handling the sale of the Company’s convertible preferred stock (see Note 10).

13.        INCOME TAXES:
The income tax benefit for the quarters ending March 31, 2008 and 2007 consists of the following:

	March 31, 2008	March 31, 2007

Current provision	$0	$0
Deferred benefit	166,000	48,000

	166,000	48,000

Valuation reserve	(166,000)	(33,000)

	$0	$15,000

The net operating loss carryforward generated in the quarters ending March 31, 2008 and 2007 was approximately $421,000 and $99,000, respectively.  The deferred tax assets related to these net operating loss carryforwards was approximately $166,000 and $33,000 as March 31, 2008 and 2007, respectively.  These deferred tax assets have been reduced by valuation allowances.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.

14.          FACILITY LEASES:
In May 2007, the Company executed lease agreements for office space in Charlotte, NC and Boca Raton, FL. Both lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  On November 1, 2007, the Company entered into a lease for additional space adjoining its Charlotte office.  The lease is for 19 months and includes a two year renewal option at substantially the same terms.  The monthly rental for the combined space is approximately $2,250.

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term. The monthly rental is approximately $8,300.

The rental expense for the quarter ending March 31, 2008 was approximately $34,300.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operation together with our consolidated financial statements and the related notes appearing at the end of our Form 10-KSB for the fiscal year ended December 31, 2007. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-QSB, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default.. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida which includes its sales and marketing functions.

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

 Summary of Critical Accounting Policies and Estimates

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

Management considered approximately $24,600 of their March 31, 2008 retained interest in purchased accounts receivable to be uncollectible.  Management did not consider any of the March 31, 2007 retained interest in purchased accounts receivable uncollectible based on their analysis of the portfolio.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $151,400 and $31,700 for the quarters ending March 31, 2008 and 2007, respectively.

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

See Note 9 for the SFAS No. 123(R) impact on the operating results for the quarters ended March 31, 2008 and 2007.

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

The Company applied FIN 48 to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of FIN 48, the Company recognized no increases or decreases in its recorded tax liabilities or 2006 retained earnings.

For the quarters ended March 31, 2008 and 2007, the Company recognized no liability for uncertain tax positions.

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

On December 4, 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling (i.e. minority interests) in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary.  SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of a noncontrolling owner of a subsidiary.  SFAS 160 is effective for the Company’s financial statements for the year beginning January 1, 2009 and early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

Results of Operations

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Finance revenues for the three months ended March 31, 2008 were $211,661 compared to $100,106 for the comparable period of the prior year (a 111.4% increase).   The change in revenue was primarily due to an increase in the number of clients. As of March 31, 2008, the Company had 64 active clients compared to 12 clients as of March 31, 2007.

Interest income (expense), net for the three months ended March 31, 2008 was $23,617 compared to $24,775 for the comparable period of the prior year (a $1,158 decrease). Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its acquisition of accounts receivable instead of borrowing from its lender. The Company anticipates that interest income will continue to decrease as excess cash on hand is used to fund the purchase of accounts receivable as more new clients are added.

The Company had a benefit for recoveries of $6,096 for the three months ended March 31, 2008 compared to a provision for credit losses for the three months ended March 31, 20087 of $0.

Operating expenses for the three months ended March 31, 2008 were $664,255 compared to $269,788 for the comparable period of the prior year (a 146.2% increase).  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007

Management received $64,864 in compensation for the three months ended March 31, 2008 as compared to $34,173 for the comparable period of the prior year.

Net Loss for the three months ended March 31, 2008 was $(422,881) compared to $(129,907) for the comparable period of the prior year.  The increase in net loss is the result of increases in net finance revenues ($110,937) being offset by an increase in operating costs ($ 394,467).

The following table compares the operating results for the three months ended March 31, 2008 and  March 31, 2007:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Finance revenues	$211,661	$100,106	$111,555	111.4
Interest income (expense), net	23,617	24,775	(1,158)	(4.7)
Net finance revenues	235,278	124,881	110,397	88.4
Benefit for recoveries (Provision for credit losses)	6,096		6,096
Finance revenues, net of interest expense and credit losses	241,374	124,881	116,493	93.3
Operating expenses	664,255	269,788	394,467	146.2
Net income (loss) before income taxes	(422,881)	(144,907)	(277,974)	191.8
Income tax (provision) benefit:		15,000	(15,000)
Net income (loss)	$(422,881)	$(129,907)	$(292,974)	225.5

Finance revenue.  Finance revenues for the three months ended March 31, 2008 were $211,661 compared to $100,106 for the comparable period of the prior year (a 111.4% increase).  Anchor had 64 active clients as of March 31, 2008 compared to 12 for the comparable period of the prior year.

Interest income (expense).  Interest income (expense), net for the three months ended March 31, 2008 was $23,617 compared to $24,775 for the comparable period of the prior year (a $1,158 decrease). Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its acquisition of accounts receivable instead of borrowing from its lender. The Company anticipates that interest income will continue to decrease as excess cash on hand is used to fund the purchase of accounts receivable as more new clients are added.
Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had $6,096 credit recoveries for the three months ended March 31, 2008 and $0 credit losses for the comparable period of the prior year.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the three months ended March 31, 2008 increased by $394,467, compared to the comparable period of the prior year. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007.

Key changes in certain selling, general and administrative expenses:

	Three Months Ended
	March 31,
	2008	2007	$ Change	Explanation
Professional fees	$76,344	$64,324	$12,020	Increased cost for 2007 audit. Additional legal fees for corporate matters.
Payroll, payroll taxes and benefits	254,786	68,518	186,268	Increased payroll and health benefits for sales and back office personnel.
Advertising	154,881	31,685	123,196	Increased marketing
Insurance	21,859	13,377	8,482	Premiums for insurance policies including Directors and Officers and fidelity policies
Rent	34,604		34,604	Rent expense for North Carolina and Florida offices.
	$507,870	$177,904	$329,966

Client Accounts

As of and for the three months ended March 31, 2008, we have  four clients that account for an aggregate of approximately 34% of our accounts receivable portfolio and  approximately 40% of our revenues. The transactions and balances with these clients as of and for the three months ended March 31, 2008 is summarized below:

Entity	Percentage of Accounts Receivable Portfolio	Percentage of Revenues For The Three Months
	As of March 31, 2008	Ended March 31, 2008

Staffing Company in New Jersey	7.00%	14.43%
Medical Staffing Company in New York	5.10%	6.84%
Medical Staffing Company in New York	16.25%	12.45%
Intellectual Technology Consulting Firm in Maryland	5.44%	5.80%

A client’s fraud could cause us to suffer material losses.

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $929,003 for the three months ended March 31, 2008 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. Cash used for operating assets and liabilities was primarily due to an increase of $491,249 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the three months ended March 31, 2008, net cash used in investing activities was $5,973 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2008.

Between January 31, 2007 and April 5, 2007, we raised $6,712,500 in gross proceeds from the sale of 1,342,500 shares of our Series 1 Convertible Preferred Stock to expand our operations both internally and through possible acquisitions as more fully described under “Description of Business.”

Capital Resources

We previously had the availability of a $1 million line of credit through September 5, 2007 with an institutional asset based lender which advanced funds against “eligible accounts receivable” as defined in Anchor’s agreement with its institutional lender. This facility, which was secured by our assets, contained certain covenants related to tangible net worth and change in control. In the event that we failed to comply with the covenant(s) and the lender did not waive such non-compliance, we would have been in default of our credit agreement, which could have subjected us to penalty rates of interest and accelerate the maturity of the outstanding balances.  On June 28, 2007, we notified our lender of our desire to terminate the facility agreement immediately and the lender subsequently agreed to our request.  Prior to us completing any significant acquisitions, for the success of which no assurances can be given, we intend to seek to obtain a new credit facility and attempt to obtain better lending terms. In the event we are not able to obtain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer. As of March 31, 2008, we have no line of credit.

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

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS:

As of the filing date of this Form 10-QSB, we are not a party to any pending legal proceedings.

ITEM 2.                      CHANGES IN SECURITIES.

(a)                   For the three months ended March 31, 2008 there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

February 21, 2008	Common Stock	Options to purchase 2,000 common shares	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Directors and Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

(b)                   Rule 463 of the Securities Act is not applicable to the Company.
(c)                   In the three months ended March 31, 2008, there were no repurchases by the Company of its Common Stock.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.                      OTHER INFORMATION:

Not applicable.
ITEM 6.                      EXHIBITS:

Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no.0-52589).

Exhibit Number	Description

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Second Facilities Lease-North Carolina (1)

10.9	Facilities Lease for Additional Space – Charlotte, NC*

11	Statement-re:Compensation of earnings per share-See Consolidated Statements of operations and notes to financial statements

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer Section 1350 Certification *

32.2	Chief Financial Officer Section 1350 Certification *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – First Quarter Earnings*
_________
*Filed herewith.
(1)  Incorporated by reference to the Registrant’s Form 10-QSB/A for the quarter ended June 30, 2007.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: May 13, 2008	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: May 13, 2008	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer