Form 10-Q
period 2008-03-31
Anchor Funding Services, Inc.
filed 2008-05-16
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q

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

EXPLANATORY NOTE

This Form 10-Q is being filed in replacement of a Form 10-QSB for the quarter ended March 31, 2008 filed with the Securities and Exchange Commission on May 14, 2088, which Form 10-QSB was filed on an incorrect form.

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

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

You should read the following discussion and analysis of our financial condition and plan of operation together with our consolidated financial statements and the related notes appearing at the end of our Form 10-KSB for the fiscal year ended December 31, 2007. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM 4.                      CONTROLS AND PROCEDURES

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