Form 10-Q/A
period 2008-03-31
Anchor Funding Services, Inc.
filed 2008-05-19
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-Q /A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of March 31, 2008, the Company had a total of 12,427,245 shares of Common Stock outstanding, excluding 1,317,365 outstanding shares of Series 1 Preferred Stock convertible into 6,586,825 shares of Common Stock.

EXPLANATORY NOTE

This Form 10-Q/A is being filed with the current, updated 10Q cover page.

ANCHOR FUNDING SERVICES, INC.

Form 10-Q/A Quarterly Report

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

You should read the following discussion and analysis of our financial condition and plan of operation together with our consolidated financial statements and the related notes appearing at the end of our Form 10-KSB for the fiscal year ended December 31, 2007. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10Q/A, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This Form 10-Q/A contains forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “anticipate,” “expect,” “intend” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Actual events or results may differ materially.  Factors which could affect our financial results are described in the “Risk Factors” included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

PART II. OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS:

As of the filing date of this Form 10-Q/A we are not a party to any pending legal proceedings.

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
_________
*Filed herewith.
(1)  Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: May 19, 2008	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: May 19, 2008	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer