Form 10-Q
period 2008-06-30
Anchor Funding Services, Inc.
filed 2008-08-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2008

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

As of June 30, 2008, the Company had a total of 12,940,378 shares of Common Stock outstanding, excluding 1,216,999 outstanding shares of Series 1 Preferred Stock convertible into 6,084,995 shares of Common Stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumption and describe our future plans, strategies and expectations, may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for commercial, mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	(Unaudited)	(Audited)
	June	December
	30, 2008	31, 2007
CURRENT ASSETS:
Cash	$1,688,006	$3,499,044
Retained interest in purchased accounts receivable	2,543,471	1,502,215
Earned but uncollected fee income	47,573	25,742
Prepaid expenses and other	57,247	65,016
Total current assets	4,336,297	5,092,017

PROPERTY AND EQUIPMENT, net	86,388	89,044

SECURITY DEPOSITS	20,216	20,216

	$4,442,901	$5,201,277

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	49,092	68,728
Accrued payroll and related taxes	96,084	101,248
Accrued expenses	32,706	73,201
Collected but unearned fee income	34,663	30,748
Preferred dividends payable	257,624	405,995
Total current liabilities	470,169	679,920

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs	4,874,712	5,503,117
of $1,209,383
COMMON STOCK	12,941	11,821
ADDITIONAL PAID IN CAPITAL	1,650,723	536,199
ACCUMULATED DEFICIT	(2,565,644)	(1,529,780)
	3,972,732	4,521,357

	$4,442,901	$5,201,277

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the quarters ending June 30,		(Unaudited) For the six months ending June 30,
	2008	2007	2008	2007
FINANCE REVENUES	$273,516	$75,638	$485,177	$175,744
INTEREST EXPENSE - financial institution	-	(17,195)	-	(21,365)
INTEREST INCOME	10,902	68,584	34,519	97,529

NET FINANCE REVENUES	284,418	127,027	519,696	251,908
PROVISION FOR CREDIT LOSSES	11,140	-	5,044	-

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	273,278	127,027	514,652	251,908

OPERATING EXPENSES	557,650	289,668	1,221,905	559,456

NET INCOME (LOSS) BEFORE INCOME TAXES	(284,372)	(162,641)	(707,253)	(307,548)

INCOME TAX (PROVISION) BENEFIT:
Current	-	-	-	-
Deferred	-	2,000	-	17,000

Total	0	2,000	0	17,000

NET INCOME (LOSS)	(284,372)	(160,641)	(707,253)	(290,548)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(124,777)	(132,860)	(261,181)	(134,320)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER	$(409,149)	$(293,501)	$(968,434)	$(424,868)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.03)	$(0.02)	$(0.08)	$(0.04)

Dilutive	$(0.03)	$(0.02)	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	12,883,803	11,820,555	12,500,507	10,450,389

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the six months ended June 30, 2008

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit

Balance, December 31, 2007 (audited)	$5,503,117	$11,821	$536,199	$(1,529,780)

To record the issuance of 94,865 preferred shares in connection with the
payment of the accrued preferred dividend liability as of December 31, 2007	473,425	-	-	-

To record conversion of 220,366 preferred shares, plus accrued and
declared dividends, to 1,119,823 common shares	(1,101,830)	1,120	1,104,267	(3,558)

Provision for compensation expense related to issued stock options	-	-	10,257	-

Preferred stock dividends	-	-	-	(325,053)

Net loss for the six months ended June 30, 2008	-	-	-	(707,253)

Balance, June 30, 2008 (unaudited)	$4,874,712	$12,941	$1,650,723	$(2,565,644)

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss:	$(707,253)	$(290,548)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,653	4,295
Compensation expense related to issuance of stock options	10,257	49,686
Allowance for uncollectible accounts	5.044	-
Benefit for deferred income taxes	-	(17,000)
Increase in retained interest in purchased
accounts receivable	(1,046,300)	(453,536)
Increase in earned but uncollected	(21,831)	-
Decrease in prepaid expenses and other	7,769	2,001
Increase in security deposits	-	(18,965)
Decrease in accounts payable	(19,636)	(1,137)
Decrease in due to related company	-	(18,704)
(Decrease) increase in accrued payroll and related taxes	(5,164)	40,932
Increase in collected but not earned	3,915	-
(Decrease) increase in accrued expenses	(40,495)	5,300
Net cash (used in) provided by operating activities	(1,793,041)	(697,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,997)	(31,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to financial institution, net	-	(81,088)
Proceeds from sale of preferred stock	-	6,712,500
Payments made related to sale of preferred stock	-	(1,206,483)
Net cash provided by (used in) financing activities	0	5,424,929

INCREASE (DECREASE) IN CASH	(1,811,038)	4,696,055

CASH, beginning of period	3,499,044	55,771

CASH, end of period	$1,688,006	$4,751,826

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

Notes To Condensed Financial Statements

Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

The Consolidated Balance Sheet as of June 30, 2008, the Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 are necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2007.

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

Management considered approximately $36,000 and $31,000 of their June 30, 2008 and December 31, 2007 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting primarily of furniture and fixtures, computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the six months ending June 30,

2008	2007

$230,600	$87,000

For the quarters ending June 30,

2008	2007

$79,200	$55,200

Earnings per Share – The Company computes earnings per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

In accordance with SFAS No. 128, options and warrants will have a dilutive effect, under the treasury method, only when the average price of common stock during the period exceeds the exercise price of the options or warrants. During the period under review, the average price of common stock was less than the exercise price of the options and warrants.

Also in accordance with SFAS No. 128, if there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share. During the period under review, there was a year-to-date loss.

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

See Note 9 for the SFAS No. 123(R) impact on the operating results for the six months ended June 30, 2008 and 2007.

Fair Value of Financial Instruments – The carrying value of cash equivalents, retained interest in purchased accounts receivable, accounts payable and accrued liabilities approximates their fair value.

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

For the six months and quarters ending June 30, 2008 and 2007, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 159.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	June 30, 2008	December 31, 2007
Purchased accounts receivable outstanding	$2,983,160	$1,841,539
Reserve account	(403,937)	(308,616)
Allowance for uncollectible accounts	(35,752)	(30,708)

	$2,543,471	$1,502,215

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

	June 30, 2008	December 31, 2007
Staffing	$578,162	$656,020
Transportation	1,226,337	218,264
Publishing	3,364	6,000
Construction	9,294	8,291
Service	627,259	498,614
Other	134,807	145,734

	$2,579,223	$1,532,923

Total accounts receivable purchased were as follows:

For the six months ending June 30,

2008	2007

$13,596,000	$4,370,000

For the quarters ending June 30,

2008	2007

$7,558,000	$2,779,000

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2008	2007
Furniture and fixtures	2-5 years	$33,960	$33,960
Computers and software	3-7 years	111,863	93,866
		145,823	127,826
Less accumulated depreciation		(59,435)	(38,782)

		$86,388	$89,044

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.  Accrued dividends at June 30, 2008 and December 31, 2007 were $257,624 and $405,995.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the six months ended June 30, 2008 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2007	1,342,500	11,820,555

Shares issued in exchange with dividend on preferred shares	94,865	-

Shares issued (redeemed) in connection conversion of preferred shares to common shares	(220,366)	1,119,823

Balance, June 30, 2008	1,216,999	12,940,378

7.  RELATED PARTY TRANSACTIONS:

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

For the six months ending June 30,

2008	2007

$-	$14,000

For the quarters ending June 30,

2008	2007

$-	$7,100

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

The following summarizes the non-employee stock option agreements entered into with three directors:

•
10-year options to purchase 460,000 shares exercisable at $1.25 per share, pursuant to BTHC XI, Inc.’s 2007 Omnibus Equity Compensation Plan. Vesting of the options is one-third immediately, one-third on 1 year from grant date and the remainder 2 years from grant date.  If any director ceases serving BTHC XI, Inc. for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.

The following summarizes stock option agreements entered into with three managerial employees:

•
10-year options to purchase 12,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. The grant dates range from September 28, 2007 to February 21, 2008.  The vesting periods range from one year to four years.  If the employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following summarizes a stock subscription agreement entered into with an unrelated individual:

•
Pursuant to a subscription agreement entered into on December 11, 2007, the Company awarded 25,000 shares of common stock, at $1 per share, in exchange for a full recourse note receivable of $25,000.  This transaction was accounted for in accordance with SFAS 123(R).

The following table summarizes information about stock options as of June 30, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,972,000	10 years	1,307,668

BTHC XI, Inc. will record the issuance of these options as of June 30, 2008 in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468:

Exercise price	$1.25
Term	10 years
Volatility	2.5
Dividends	0%
Discount rate	4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,972,000
Option price	$0.0468
Total expense to recognize over
life of options	$92,290

The pre-tax fair value recorded for these options in the statement of operations for the six months ended June 30, 2008 and 2007 was as follows:

	For the six	For the six
	months ended	months ended
	June 30, 2008	June 30, 2007
Fully vested stock options	$2,548	$30,576
Unvested portion of stock options	7,709	19,110

After-tax effect	$10,257	$49,686

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

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

The following table summarizes information about stock warrants as of June 30, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

11.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the six months ending June 30,

Staffing	$152,583	$136,192
Transportation	166,428	6,326
Publishing	-	2,059
Construction	2,869	4,831
Service	138,250	20,217
Other	25,047	6,119

	$485,177	$175,744

Industry	For the quarter ending June 30,

	2008	2007

Staffing	$71,322	$56,889
Transportation	113,190	102
Publishing	-	547
Construction	1,515	2,156
Service	76,633	13,785
Other	10,859	2,159

	$273,519	$75,638

Major Customers – The Company had the following transactions and balances with unrelated customers (1 for the six months ending June 30, 2008 and 4 for the six months ending June 30, 2007) which represent 10 percent or more of its revenues for the six months June 30, 2008 and 2007 as follows:

	For the six months ended June 30, 2008

Revenues	$48,900

	As of June 30,2008
Purchased accounts
receivable outstanding	$308,600

	For the six months ended June 30, 2007

Revenues	$25,300	$24,200	$28,900	$15,900

	As of June 30,2007
Purchased accounts
receivable outstanding	$159,300	$204,500	$155,400	$86,200

Cash – The Company maintains cash deposits with a bank.  At various times throughout the year, these balances exceeded the federally insured limit of $100,000.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest for the six months ended June 30, 2008 and 2007 was $0 and $21,000 respectively.

Non-cash financing and investing activities consisted of the following:

For the six months ending June 30, 2008 -

94,685 preferred shares issued in satisfaction of the accrued dividend obligation as of December 31, 2007 (see Note 6).

Exchange of 220,366 preferred shares for 1,119,613 of common shares (see Note 6).

2,000 stock options were issued to an employee (see Note 9).

For the six months ending June 30, 2007 -

8,000,000 shares of common stock were issued in exchange for 100,000 membership units of Anchor Funding Services, LLC (see Note 8).  In connection with this exchange, the Company acquired cash of $6,270.

1,970,000 stock options were issued to the Company’s President, CEO and two non-employee directors (see Note 9).

1,342,500 stock warrants were issued to the placement agent handling the sale of the Company’s convertible preferred stock (see Note 10).

13.  INCOME TAXES:

The income tax benefit for the six months ending June 30, 2008 and 2007 consists of the following:

	June	June
	31, 2008	31, 2007

Current provision	$0	$0
Deferred benefit	251,000	104,000

	251,000	104,000

Valuation reserve	(251,000)	(87,000)

	$0	$17,000

The net operating loss carryforward generated in the six months ending June 30, 2008 and 2007 was approximately $689,000 and $256,000, respectively.  The deferred tax assets related to these net operating loss carryforwards was approximately $251,000 and $87,000 as June 30, 2008 and 2007, respectively.  These deferred tax assets have been reduced by valuation allowances.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.

14. FACILITIY LEASES:

 In May 2007, the Company executed lease agreements for office space in Charlotte, NC and Boca Raton, FL.  Both lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  On November 1, 2007, the Company entered into a lease for additional space adjoining its Charlotte office.  The lease is for 19 months and includes a two year renewal option at substantially the same terms.  The monthly rent for the combined space is approximately $2,250.

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term.  The monthly rental is approximately $8,300.

Total rent expense for the six months ending June 30, 2008 and 2007 was approximately $63,000 and $3,000 respectively.

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

Management considered approximately $36,000 and $31,000 of their June 30, 2008 and December 31, 2007 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Property and Equipment – Property and equipment, consisting primarily of furniture and fixtures, computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $230,600 and $87,000 for the six months ended June 30, 2008 and 2007, respectively and $79,200 and $55,200 for the three months ended June 30, 2008 and 2007, repectively.

Earnings per Share –  The Company computes earnings per share in accordance with SFAS No. 128 “Earnings Per Share.”  Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

In accordance with SFAS No. 128, options and warrants will have a dilutive effect, under the treasury method, only when the average price of common stock during the period exceeds the exercise price of the options or warrants. During the period under review, the average price of common stock was less than the exercise price of the options and warrants.

Also in accordance with SFAS No. 128, if there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share. During the period under review, there was a year-to-date loss.

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

See Note 9 for the SFAS No. 123(R) impact on the operating results for the six months ended June 30, 2008 and 2007.

Fair Value of Financial Instruments – The carrying value of cash equivalents, retained interest in purchased accounts receivable, accounts payable and accrued liabilities approximates their fair value.

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

For the six months and quarters ending June 30, 2008 and 2007, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 159.  The Company is currently evaluating the impact of SFAS 157 on its results of operations and financial condition.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

Results of Operations

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Finance revenues for the three months ended June 30, 2008 were $273,516 compared to $75,638 for the comparable period of the prior year (a 261.6% increase).   The change in revenue was primarily due to an increase in the number of clients. As of June 30, 2008, the Company had 72 active clients compared to 9 clients as of June 30, 2007.

Interest income (expense), net for the three months ended June 30, 2008 was $10,902 compared to $51,389 for the comparable period of the prior year (a $40,487 decrease). Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its acquisition of accounts receivable instead of borrowing from its lender. The Company anticipates that interest income will continue to decrease as excess cash on hand is used to fund the purchase of accounts receivable as more new clients are added.

The Company had a provision for credit losses of $11,140 for the three months ended June 30, 2008 compared to a provision for credit losses for the three months ended June 30, 2007 of $0.

Operating expenses for the three months ended June 30, 2008 were $557,650 compared to $289,668 for the comparable period of the prior year (an 92.5% increase).  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reported company. In this respect, Management received $58,269 in compensation for the three months ended June 30, 2008 as compared to $54,807 for the comparable period of the prior year. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007

Net Loss for the three months ended June 30, 2008 was $(284,372) compared to $(160,641) for the comparable period of the prior year.  The increase in net loss is the result of increases in net finance revenues ($157,391) being offset by an increase in operating costs ($ 267,982).

The following table compares the operating results for the three months ended June 30, 2008 and June 30, 2007:

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Finance revenues	$273,516	$75,638	$197,878	261.6
Interest income (expense), net	10,902	51,389	(40,487)	(78.8)
Net finance revenues	284,418	127,027	157,391	123.9
Provision for credit losses	(11,140)		(11,140)
Finance revenues, net of interest expense and credit losses	273,278	127,027	146,251	115.1
Operating expenses	557,650	289,668	267,982	92.5
Net income (loss) before income taxes	(284,372)	(162,641)	(121,731)	74.8
Income tax (provision) benefit:		2,000	(2,000)
Net income (loss)	$(284,372)	$(160,641)	$(123,731)	77.0

Finance revenue.  Finance revenues for the three months ended June 30, 2008 were $273,516 compared to $75,638 for the comparable period of the prior year (a 261.6% increase).  Anchor had 72 active clients as of June 30, 2008 compared to 9 for the comparable period of the prior year.

Interest income (expense).  Interest income (expense), net for the three months ended June 30, 2008 was $10,902 compared to $51,389 for the comparable period of the prior year (a $40,487decrease). Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its acquisition of accounts receivable instead of borrowing from its lender. The Company anticipates that interest income will continue to decrease as excess cash on hand is used to fund the purchase of accounts receivable as more new clients are added.

Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had $11,140  of credit losses for the three months ended June 30, 2008 and $0 credit losses for the comparable period of the prior year.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the three months ended June 30, 2008 increased by $267,982, compared to the comparable period of the prior year. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007.

Key changes in certain selling, general and administrative expenses:

	Three Months Ended
	June 30,
	2008	2007	$ Change	Explanation
Payroll, payroll taxes and benefits	$257,780	$105,774	$152,006	Increased payroll and health benefits for sales and back office personnel.
Advertising	79,195	55,221	23,974	Increased marketing
Rent	34,446	1,738	32,708	Rent expense for North Carolina and Florida offices.
	$371,421	$162,733	$208,688

Client Accounts

As of and for the three months ended June 30, 2008, we have  seven clients that account for an aggregate of approximately 44.1% of our accounts receivable portfolio and  approximately 39.4% of our revenues. The transactions and balances with these clients as of and for the three months ended June 30, 2008 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Three Months Ended
Entity	June 30, 2008	June 30, 2008
Electrical Grounding Company in New Jersey	5.4%	5.7%
Transportation Company in Tennessee	5.7%	2.8%
Transportation Company in California	5.7%	6.0%
Staffing Company in New Jersey	5.0%	8.1%
Medical Staffing Company in New York	6.3%	4.3%
Medical Staffing Company in New York	10.3%	9.5%
Intellectual Technology Consulting Firm in Maryland	5.6%	3.1%

A client’s fraud could cause us to suffer material losses.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Finance revenues for the six months ended June 30, 2008 were $485,177 compared to $175,744 for the comparable period of the prior year (a 176.1% increase).   The change in revenue was primarily due to an increase in the number of clients. As of June 30, 2008, the Company had 72 active clients compared to 9 clients as of June 30, 2007.

Interest income (expense), net for the six months ended June 30, 2008 was $34,519 compared to $76,164 for the comparable period of the prior year (a $41,645 decrease). Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its acquisition of accounts receivable instead of borrowing from its lender. The Company anticipates that interest income will continue to decrease as excess cash on hand is used to fund the purchase of accounts receivable as more new clients are added.

The Company had a provision for credit losses of $5,044 for the six months ended June 30, 2008 compared to a provision for credit losses for the six months ended June 30, 20087 of $0.

Operating expenses for the six months ended June 30, 2008 were $1,221,905 compared to $559,456 for the comparable period of the prior year (a 118.4% increase).  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In this respect, Management received $122,692 in compensation for the six months ended June 30, 2008 as compared to $88,980 for the comparable period of the prior year. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007

Net Loss for the six months ended June 30, 2008 was $(707,253) compared to $(290,548) for the comparable period of the prior year.  The increase in net loss is the result of increases in net finance revenues ($267,788) being offset by an increase in operating costs ($662,449).

The following table compares the operating results for the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Finance revenues	$485,177	$175,744	$309,433	176.1
Interest income (expense), net	34,519	76,164	(41,645)	(54.7)
Net finance revenues	519,696	251,908	267,788	106.3
Provision for credit losses	(5,044)		(5,044)
Finance revenues, net of interest expense and credit losses	514,652	251,908	262,744	104.3
Operating expenses	1,221,905	559,456	662,449	118.4
Net income (loss) before income taxes	(707,253)	(307,548)	(399,705)	130.0
Income tax (provision) benefit:		17,000	(17,000)
Net income (loss)	$(707,253)	$(290,548)	$(416,705)	143.4

Finance revenue.  Finance revenues for the six months ended June 30, 2008 were $485.177 compared to $175.744 for the comparable period of the prior year (a 176.1% increase).  Anchor had 72 active clients as of June 30, 2008 compared to 9 for the comparable period of the prior year.

Interest income (expense).  Interest income (expense), net for the six months ended June 30, 2008 was $34.519 compared to $76,164 for the comparable period of the prior year (a $41,645 decrease). Beginning in February 2007, the Company began using the proceeds from the sale of Series 1 Preferred Stock to fund its acquisition of accounts receivable instead of borrowing from its lender. The Company anticipates that interest income will continue to decrease as excess cash on hand is used to fund the purchase of accounts receivable as more new clients are added.

Provision for credit losses. Anchor has reviewed its portfolio of accounts receivable purchased and determined that it had $5,044 of credit losses for the six months ended June 30, 2008 and $0 credit losses for the comparable period of the prior year.

Operating expenses.  Operating expenses are primarily selling, general and administrative (“SG&A”) expenses. Operating expenses for the six months ended June 30, 2008 increased by $662,449, compared to the comparable period of the prior year. This increase is primarily attributable to the company’s incurring additional costs for increased payroll, marketing, professional and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007.

Key changes in certain selling, general and administrative expenses:

	Six Months Ended
	June 30,
	2008	2007	$ Change	Explanation
Payroll, payroll taxes and benefits	$512,565	$174,292	$338,273	Increased payroll and health benefits for sales and back office personnel.
Advertising	230,589	86,907	143,682	Increased marketing
Rent	69,051	1,738	67,313	Rent expense for North Carolina and Florida offices.
	$812,205	$262,937	$549,260

Client Accounts

As of and for the six months ended June 30, 2008, we have  seven clients that account for an aggregate of approximately 44.1% of our accounts receivable portfolio and  approximately 39.1% of our revenues. The transactions and balances with these clients as of and for the six months ended June 30, 2008 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Three Months Ended
Entity	June 30, 2008	June 30, 2008
Electrical Grounding Company in New Jersey	5.0%	5.1%
Transportation Company in Tennessee	5.7%	1.6%
Transportation Company in California	5.7%	3.8%
Staffing Company in New Jersey	5.0%	9.0%
Medical Staffing Company in New York	6.3%	4.5%
Medical Staffing Company in New York	10.3%	10.7%
Intellectual Technology Consulting Firm in Maryland	5.6%	4.3%

A client’s fraud could cause us to suffer material losses.

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $1,823,041 for the six months ended June 30, 2008 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. Cash used for operating assets and liabilities was primarily due to an increase of $1,041,256 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $697,676 for the six months ended June 30, 2007 and was primarily due to our net loss for the period and cash used by operating assets, primarily to purchase accounts receivable, and liabilities. The net loss was $290,548 for the six months ended June 30, 2007. Cash used by operating assets and liabilities was primarily due to an increase of $453,536 in retained interest in accounts receivable. Decreases in accounts payable, offset by increases in accrued payroll and accrued expenses were primarily the result of timing of payments and receipts. Net cash provided by operating activities was lower for the six months ended June 30, 2008 compared to the same period last year primarily due to the increased purchase of accounts receivable and the loss incurred in the current period of $707,253 compared to a net lossof $290,548 for the six months ended June 30, 2007.

Cash Flows from Investing Activities

For the six months ended June 30, 2008, net cash used in investing activities was $17,997 for the purchase of property and equipment.

For the six months ended June 30, 2007, net cash used in investing activities was $31,198 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 for the six months ended June 30, 2008.

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

Capital Resources

We previously had the availability of a $1 million line of credit through September 5, 2007 with an institutional asset based lender which advanced funds against “eligible accounts receivable” as defined in Anchor’s agreement with its institutional lender. This facility, which was secured by our assets, contained certain covenants related to tangible net worth and change in control. In the event that we failed to comply with the covenant(s) and the lender did not waive such non-compliance, we would have been in default of our credit agreement, which could have subjected us to penalty rates of interest and accelerate the maturity of the outstanding balances.  On June 28, 2007, we notified our lender of our desire to terminate the facility agreement immediately and the lender subsequently agreed to our request.  Prior to us completing any significant acquisitions, for the success of which no assurances can be given, we intend to seek to obtain a new credit facility and attempt to obtain better lending terms. In the event we are not able to obtain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer. As of June 30, 2008, we have no line of credit.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:

As of the filing date of this Form 10-Q we are not a party to any pending legal proceedings.

Item 1A.	Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	CHANGES IN SECURITIES.

(a)                   For the six months ended June 30, 2008 there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

February 21 and May 28, 2008	Common Stock	Options to purchase 102,000 common Shares	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Directors and Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

January 2008	Series 1 Preferred Stock	94,865 Shares	Annual Stock Dividend	All Preferred Stock Investors	Section 2(3) – No sale (Preferred Stock Dividend)

March and April 2008	Common Stock	1,119,823 Shares	Conversion of Series 1 Preferred Stock into Common Stock; no cash received; no commissions paid	Certain Preferred Stock Investors	Section 3(a)(9)- Exchange of Securities

(b)                   Rule 463 of the Securities Act is not applicable to the Company.
(c)                    In the six months ended June 30, 2008, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.	EXHIBITS:

Except for the exhibits listed below as filed herewith or unless otherwise noted, all other required exhibits have been previously filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, on Form 10-SB, as amended (file no.0-52589).

Exhibit Number	Description

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Second Facilities Lease-North Carolina (1)

10.9	Facilities Lease for Additional Space – Charlotte, NC* (Incorporated by reference to the Registrant’s Form 10-Q/A filed for the quarter ended March 31, 2008.)

11	Statement-re:Compensation of earnings per share-See Consolidated Statements of operations and notes to financial statements

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer Section 1350 Certification *

32.2	Chief Financial Officer Section 1350 Certification *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – Second Quarter Earnings*

*Filed herewith.
(1)  Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: August 14, 2008	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer