Form 10-Q
period 2008-09-30
Anchor Funding Services, Inc.
filed 2008-11-13
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  э   No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of September 30, 2008, the Company had a total of 12,940,378 shares of Common Stock outstanding, excluding 1,216,999 outstanding shares of Series 1 Preferred Stock convertible into 6,084,995 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report
Table of Contents

PART I. FINANCIAL INFORMATION
ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	September	December
	30, 2008	31, 2007
CURRENT ASSETS:
Cash	$648,973	$3,499,044
Retained interest in purchased accounts receivable	3,297,184	1,502,215
Earned but uncollected fee income	64,269	25,742
Prepaid expenses and other	114,527	65,016
Total current assets	4,124,953	5,092,017

PROPERTY AND EQUIPMENT, net	82,393	89,044

SECURITY DEPOSITS	19,763	20,216

	$4,227,109	$5,201,277

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	81,957	68,728
Accrued payroll and related taxes	86,638	101,248
Accrued expenses	14,986	73,201
Collected but unearned fee income	47,595	30,748
Preferred dividends payable	380,306	405,995
Total current liabilities	611,482	679,920

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs	4,874,712	5,503,117
of $1,209,383
COMMON STOCK	12,941	11,821
ADDITIONAL PAID IN CAPITAL	1,656,727	536,199
ACCUMULATED DEFICIT	(2,928,753)	(1,529,780)
	3,615,627	4,521,357

	$4,227,109	$5,201,277

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the quarters ending September 30,		For the nine months ending September 30,

	2008	2007	2008	2007
FINANCE REVENUES	$338,356	$121,996	$823,533	$297,740
INTEREST EXPENSE	-	(5,866)	-	(27,231)
INTEREST INCOME	5,087	56,823	39,606	154,352

NET FINANCE REVENUES	343,443	172,953	863,139	424,861
PROVISION FOR CREDIT LOSSES	226	22,000	5,270	22,000

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	343,217	150,953	857,869	402,861

OPERATING EXPENSES	583,644	380,074	1,805,549	939,530

NET LOSS BEFORE INCOME TAXES	(240,427)	(229,121)	(947,680)	(536,669)

INCOME TAX (PROVISION) BENEFIT:
Current	-	-	-	-
Deferred	-	4,000	-	21,000

Total	0	4,000	0	21,000

NET LOSS	(240,427)	(225,121)	(947,680)	(515,669)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(122,682)	(134,849)	(383,863)	(269,169)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDER	$(363,109)	$(359,970)	$(1,331,543)	$(784,838)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDER, per share
Basic	$(0.03)	$(0.03)	$(0.11)	$(0.07)

Dilutive	$(0.03)	$(0.03)	$(0.11)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	12,940,168	11,820,555	12,649,494	10,912,130

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2008

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit

Balance, December 31, 2007 (audited)	$5,503,117	$11,821	$536,199	$(1,529,780)

To record the issuance of 94,865 preferred shares in connection with the
payment of the accrued preferred dividend liability as of December 31, 2007	473,425	-	-	-

To record conversion of 220,366 preferred shares, plus accrued and
declared dividends, to 1,119,823 common shares	(1,101,830)	1,120	1,104,267	(3,558)

Provision for compensation expense related to issued stock options	-	-	16,261	-

Preferred stock dividends	-	-	-	(447,735)

Net loss for the nine months ended September 30, 2008	-	-	-	(947,680)

Balance, September 30, 2008 (unaudited)	$4,874,712	$12,941	$1,656,727	$(2,928,753)

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss:	$(947,680)	$(515,669)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33,798	10,562
Compensation expense related to issuance of stock options	16,261	61,152
Allowance for uncollectible accounts	5,270	22,000
Benefit for deferred income taxes	-	(21,000)
Increase in retained interest in purchased
accounts receivable	(1,800,239)	(774,814)
Increase in earned but uncollected fee income	(38,527)	(27,538)
Increase in prepaid expenses and other	(49,511)	(9,408)
Decrease (increase) in security deposits	453	(19,203)
Increase in accounts payable	13,229	38,819
Increase in collected but not earned fee income	16,847	18,252
Decrease in due to related company	-	(21,472)
(Decrease) increase in accrued payroll and related taxes	(14,610)	59,586
(Decrease) increase in accrued expenses	(58,215)	12,278
Net cash used in operating activities	(2,822,924)	(1,166,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,147)	(85,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to financial institution, net	-	(47,153)
Proceeds from sale of preferred stock	-	6,712,500
Payments made related to sale of preferred stock	-	(1,209,383)
Net cash provided by financing activities	0	5,455,964

(DECREASE) INCREASE IN CASH	(2,850,071)	4,204,142

CASH, beginning of period	3,499,044	55,771

CASH, end of period	$648,973	$4,259,913

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

The Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected or the full year.

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

On January 31, 2007, BTHC XI, Inc acquired Anchor Funding Services, LLC by exchanging shares in BTHC XI, Inc. for all the outstanding membership units of Anchor Funding Services, LLC (See Note 7).   Anchor Funding Services, LLC is considered the surviving entity therefore these financial statements include the accounts of BTHC XI, Inc. and Anchor Funding Services, LLC since January 1, 2007.

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

Management considered approximately $36,000 and $31,000 of their September 30, 2008 and December 31, 2007 retained interest in purchased accounts receivable to be uncollectible.

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

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the nine months ending September 30,

2008	2007

$309,000	$151,700

For the quarters ending September 30,

2008	2007

$78,000	$64,800

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

See Note 8 for the SFAS No. 123(R) impact on the operating results for the nine months ended September 30, 2008 and 2007.

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

For the nine months and quarters ending September 30, 2008 and 2007, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 does not currently have a material impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS 159 provides companies with an option to report selected financial assets and liabilities at estimated fair value.  Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of the fiscal year, has not yet issued financial statements for any interim period of such year, and also elects to apply the provisions of SFAS No. 159.  The adoption of SFAS 159 does not currently have a material impact on the Company’s financial condition and results of operations.

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

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	September 30, 2008	December 31, 2007
Purchased accounts receivable outstanding	$3,921,214	$1,841,539
Reserve account	(588,052)	(308,616)
Allowance for uncollectible accounts	(35,978)	(30,708)

	$3,297,184	$1,502,215

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

	September 30, 2008	December 31, 2007
Staffing	$577,719	$656,020
Transportation	1,394,522	218,264
Publishing	2,664	6,000
Construction	11,552	8,291
Service	1,133,774	498,614
Other	212,931	145,734

	$3,333,162	$1,532,923

Total accounts receivable purchased were as follows:

For the nine months ending September 30,

2008	2007

$23,851,600	$7,561,800

For the quarters ending September 30,

2008	2007

$10,255,500	$3,192,000

4.  PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2008	2007
Furniture and fixtures	2-5 years	$35,825	$33,960
Computers and software	3-7 years	119,148	93,866
		154,973	127,826
Less accumulated depreciation		(72,580)	(38,782)

		$82,393	$89,044

5.  CAPITAL STRUCTURE:
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

Each Series 1 Convertible Preferred Stock is convertible into 5 shares of the Company’s Common Stock.  The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.  Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock.

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.  Accrued dividends at September 30, 2008 and December 31, 2007 were $380,306 and $405,995.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the nine months ended September 30, 2008 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2007	1,342,500	11,820,555

Shares issued in exchange with
dividend on preferred shares	94,865	-

Shares issued (redeemed) in connection
conversion of preferred shares to
common shares	(220,366)	1,119,823

Balance, September 30, 2008	1,216,999	12,940,378

6.  RELATED PARTY TRANSACTIONS:

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

For the nine months ending September 30,

2008	2007

$-	$14,000

For the quarters ending September 30,

2008	2007

$-	$7,100

7.  EXCHANGE TRANSACTION:

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

8. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

At closing of the exchange transaction described above, M. Rubin and Brad Bernstein (“B. Bernstein”), the husband of Ilissa Bernstein and President of the Company, entered into employment contracts and stock option agreements with BTHC XI, Inc.  Additionally, at closing two non-employee directors entered into stock option agreements with BTHC XI, Inc.

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

The following summarizes stock option agreements entered into with three managerial employees:

•
10-year options to purchase 12,000 shares exercisable at $1.25 per share, pursuant to the Anchor Funding Services Inc.’s 2007 Omnibus Equity Compensation Plan. The grant dates range from September 28, 2007 to February 21, 2008.  The vesting periods range from one year to four years.  If the employee ceases being employed by Anchor Funding Services, Inc. for any reason, all vested and unvested options shall terminate immediately.

The following summarizes a stock subscription agreement entered into with an unrelated individual:

•
Pursuant to a subscription agreement entered into on December 11, 2007, Anchor Funding Services, Inc. awarded 25,000 shares of common stock, at $1 per share, in exchange for a full recourse note receivable of $25,000.  This transaction was accounted for in accordance with SFAS 123(R).

The following table summarizes information about stock options as of September 30, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,972,000	10 years	1,307,668

Anchor Funding Services Inc. will record the issuance of these options as of September 30, 2008 in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468:

Exercise price	$1.25
Term	10 years
Volatility	2.5
Dividends	0%
Discount rate	4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,972,000
Option price	$0.0468
Total expense to recognize over
life of options	$92,290

The pre-tax fair value recorded for these options in the statement of operations for the nine months ended September 30, 2008 and 2007 was as follows:

	For the nine	For the nine
	months ended	months ended
	September 30, 2008	September 30, 2007

Fully vested stock options	$2,548	$30,576
Unvested portion of stock options	13,713	30,576

	$16,261	$61,152

9. SALE OF CONVERTIBLE PREFERRED STOCK:
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

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

 The following table summarizes information about stock warrants as of September 30, 2008:
		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

10.  CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the nine months ending September 30,

	2008	2007

Staffing	$202,746	$214,831
Transportation	343,382	7,209
Publishing	0	2,997
Construction	4,850	8,559
Service	239,177	55,298
Other	33,378	8,846

	$823,533	$297,740

Industry	For the quarter ending September 30,

	2008	2007

Staffing	$52,348	$79,632
Transportation	174,705	1,132
Publishing	0	1,592
Construction	1,945	3,540
Service	99,721	31,786
Other	9,637	4,314

	$338,356	$121,996

Major Customers – The Company defines a major customer as one which represents 10 percent or more of its revenues.  For the nine months ending September 30, 2008, the Company had no major customers as defined above.  The Company had the following transactions and balances with 4 unrelated customers for the nine months ending September 30, 2007 as follows:

	For the nine months ended September 30, 2007

Revenues	$25,300	$24,200	$28,900	$15,900

	As of September 30, 2007
Purchased accounts
receivable outstanding	$159,300	$204,500	$155,400	$86,200

Cash – The Company maintains cash deposits with a bank. At various times throughout the year, these balances exceeded the federally insured limit of $100,000.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest for the nine months ended September 30, 2008 and 2007 was $0 and $27,000 respectively.

Non-cash financing and investing activities consisted of the following:

For the nine months ending September 30, 2008 -

94,685 preferred shares issued in satisfaction of the accrued dividend obligation as of December 31, 2007.

Exchange of 220,366 preferred shares for 1,119,613 of common shares.

2,000 stock options were issued to an employee.

For the nine months ending September 30, 2007 -

8,000,000 shares of common stock were issued in exchange for 100,000 membership units of Anchor Funding Services, LLC. In connection with this exchange, the Company acquired cash of $6,270.

1,970,000 stock options were issued to the Company’s President, CEO and two non-employee directors.

1,342,500 stock warrants were issued to the placement agent handling the sale of the Company’s convertible preferred stock.

12.  INCOME TAXES:
The income tax benefit for the nine months ending September 30, 2008 and 2007 consists of the following:

	September	September
	30, 2008	30, 2007

Current provision	$0	$0
Deferred benefit	313,000	182,000

	313,000	182,000

Valuation reserve	(313,000)	(161,000)

	$0	$21,000

The net operating loss carryforward generated in the nine months ending September 30, 2008 and 2007 was approximately $921,000 and $474,000, respectively.  The deferred tax assets related to these net operating loss carryforwards was approximately $313,000 and $161,000 at September 30, 2008 and 2007, respectively.  These deferred tax assets have been reduced by valuation allowances.  Management is uncertain if these net operating losses will ever be utilized, therefore they have been fully reserved at September 30, 2008 and reserved at 88% for the period ending September 30, 2007.

13. FACILITIY LEASES:
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

Total rent expense for the nine months ending September 30, 2008 and 2007 was approximately $103,000 and $9,800 respectively.

14. SUBSEQUENT EVENT:

On October 22 2008, the Company entered into two identical $750,000 line of credit agreements.  These agreements are with George Rubin and Morry Rubin.  George and Morry Rubin are both shareholders in the Company.

These agreements authorize the Company to borrow up to $1,500,000.  All borrowings under these agreements are charged interest at 12% and is payable as described below.  These agreements are secured by substantially all assets of the Company.  Amounts borrowed, and accrued but unpaid interest, are due at the early of demand or upon the Company obtaining replacement financing with an institutional lender.

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

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida which includes its sales and marketing functions.

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

Results of Operations

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Finance revenues increased 177.4% for the three months ended September 30, 2008 to $338,356 compared to $121,996 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in the number of clients. As of September 30, 2008, the Company had 88 active clients compared to 13 clients as of September 30, 2007.

Net interest income decreased by $45,870 for the three months ended September 30, 2008 to $5,087 compared to $ 50,957for the comparable period of the prior year. This change is primarily due to the decrease in cash on hand due to the Company’s using its cash to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $226 for the three months ended September 30, 2008 compared to a provision for credit losses for the three months ended September 30, 2007 of $22,000.

Operating expenses for the three months ended September 30, 2008 were $583,644 compared to $380,074 for the comparable period of the prior year, a 53.5% increase.  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reported company.  In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007. Rent expense increased by $21,371 for the three months ended September 30, 2008 to $34,845 compared to $ 13,474 for the comparable period of the prior year.

Net Loss for the three months ended September 30, 2008 was $240,427 compared to $225,121 for the comparable period of the prior year.

The following table compares the operating results for the three months ended September 30, 2008 and September 30, 2007:

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
Finance revenues	$338,356	$121,996	$216,360	177.4
Interest income, net	5,087	50,957	(45,870)	(90.0)
Net finance revenues	343,443	172,953	170,490	98.6
Provision for credit losses	(226)	(22,000)	21,774	(99.0)
Finance revenues, net of interest expense and credit losses	343,217	150,953	192,264	127.4
Operating expenses	583,644	380,074	203,570	53.5
Net loss before income taxes	(240,427)	(229,121)	(10,306)	0.5
Income tax benefit:		4,000	(4,000)
Net loss	$(240,427)	$(225,121)	$(15,306)	6.8

Key changes in certain selling, general and administrative expenses:

	Three Months Ended
	September 30,
	2008	2007	$ Change	Explanation
Payroll, payroll taxes and benefits	266,000	139,863	126,137	Increased payroll and health benefits for sales and back office personnel.
Advertising	78,507	64,778	13,729	Increased marketing
Rent	34,845	13,474	21,371	Rent expense for North Carolina and Florida offices.
	$379,352	$218,115	$161,237

Client Accounts

As of and for the three months ended September 30, 2008, we have  four clients that account for an aggregate of approximately 25.8% of our accounts receivable portfolio and  approximately 19% of our revenues. The transactions and balances with these clients as of and for the three months ended September 30, 2008 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Three Months Ended
Entity	September 30, 2008	September 30, 2008
Transportation Company in Tennessee	5.3%	5.9%
Medical Staffing Company in New York	8.0%	6.6%
Medical Staffing Company in New York	6.3%	4.7%
Behavorial & Educational Service firm in Hawaii	6.3%	1.8%

A client’s fraud could cause us to suffer material losses.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Finance revenues increased 176.6% for the nine months ended September 30, 2008 to $823,533 compared to $297,740 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in the number of clients. As of September 30, 2008, the Company had 88 active clients compared to 13 clients as of September 30, 2007.

Net interest income decreased by $87,515 for the nine months ended September 30, 2008 to $39,606 compared to $127,121 for the comparable period of the prior year.  This change is primarily due to the decrease in cash on hand due to the Company’s using its cash to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $5,270 for the nine months ended September 30, 2008 compared to a provision for credit losses for the nine months ended September 30, 2007 of $22,000.

Operating expenses for the nine months ended September 30, 2008 were $1,805,549 compared to $939,530 for the comparable period of the prior year, a 92.2% increase.  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007. Rent expense increased by $88,684 for the nine months ended September 30, 2008 to $103,896 compared to $ 15,212 for the comparable period of the prior year.

Net Loss for the nine months ended September 30, 2008 was $(947,680) compared to $(515,669) for the comparable period of the prior year.

The following table compares the operating results for the nine months ended September 30, 2008 and September 30, 2007:

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Finance revenues	$823,533	$297,740	$525,793	176.6
Interest income, net	39,606	127,121	(87,515)	(68.8)
Net finance revenues	863,139	424,861	438,278	103.2
Provision for credit losses	(5,270)	(22,000)	16,730	(76.0)
Finance revenues, net of interest expense and credit losses	857,869	402,861	455,008	112.9
Operating expenses	1,805,549	939,530	866,019	92.2
Net loss before income taxes	(947,680)	(536,669)	(411,011)	76.6
Income tax benefit:		21,000	(21,000)
Net Loss	$(947,680)	$(515,669)	$(432,011)	83.8

Key changes in certain selling, general and administrative expenses:

	Nine Months Ended
	September 30,
	2008	2007	$ Change	Explanation
Payroll, payroll taxes and benefits	802,560	323,251	479,309	Increased payroll and health benefits for sales and back office personnel.
Advertising	309,096	151,685	157,411	Increased marketing
Rent	103,896	15,212	88,684	Rent expense for North Carolina and Florida offices.
	$1,215,552	$490,148	$725,404

Client Accounts

As of and for the nine months ended September 30, 2008, we have  four clients that account for an aggregate of approximately 25.9% of our accounts receivable portfolio and  approximately 18.9% of our revenues. The transactions and balances with these clients as of and for the nine months ended September 30, 2008 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Nine Months Ended
Entity	September 30, 2008	September 30, 2008
Transportation Company in Tennessee	5.3%	3.3%
Medical Staffing Company in New York	8.0%	8.6%
Medical Staffing Company in New York	6.3%	4.5%
Behavorial & Educational Service firm in Hawaii	6.3%	2.5%

A client’s fraud could cause us to suffer material losses.

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $2,822,924 for the nine months ended September 30, 2008 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. Cash used for operating assets and liabilities was primarily due to an increase of $1,800,239 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $1,166,455 for the nine months ended September 30, 2007 and was primarily due to our net loss for the period and cash used by operating assets, primarily to purchase accounts receivable, and liabilities. The net loss was $515,669 for the nine months ended September 30, 2007. Cash used by operating assets and liabilities was primarily due to an increase of $774,814 in retained interest in accounts receivable. Decreases in accounts payable, offset by increases in accrued payroll and accrued expenses were primarily the result of timing of payments and receipts. Net cash provided by operating activities was lower for the nine months ended September 30, 2008 compared to the same period last year primarily due to the increased purchase of accounts receivable and the loss incurred in the current period of $937,680 compared to a net loss of $515,669 for the nine months ended September 30, 2007.

Cash Flows from Investing Activities

For the nine months ended September 30, 2008, net cash used in investing activities was $27,147 for the purchase of property and equipment.

For the nine months ended September 30, 2007, net cash used in investing activities was $85,367 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 for the nine months ended September 30, 2008.

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

On October 22, 2008, Anchor entered into agreements to secure a revolving line of credit of up to $1,500,000 in total from George Rubin and Morry Rubin, each of whom are affiliates of Anchor. Each revolving credit note, of which there are two, is in the principal amount of $750,000 or such other amount that shall have been advanced and be outstanding and remain unpaid. Each note bears interest at the rate of 12% per annum and is repayable upon the earlier of (i) demand by lender and (ii) immediately prior to or on the date of Anchor’s entry into a loan agreement with an institutional lender.  To secure Anchor’s obligations under the notes, Anchor granted to each lender a security interest in substantially all the assets of Anchor.  The purpose of this line of credit is to support Anchor’s growing and expanding business.

We intend to seek to obtain a new institutional credit facility. In the event we are not able to obtain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate and expand our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.

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

(a)                   For the nine months ended September 30, 2008 there were no sales of unregistered securities, except as follows:

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
(c)  In the nine months ended September 30, 2008, there were no repurchases by the Company of its Common Stock.

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

Exhibit Number	Description

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Second Facilities Lease-North Carolina (1)

10.9	Facilities Lease for Additional Space – Charlotte, NC* (Incorporated by reference to the Registrant’s Form 10-Q/A filed for the quarter ended March 31, 2008.)

10.10	Revolving credit note dated October 22, 2008 by and between Anchor and George Rubin. (2)

10.11	Revolving credit note dated October 22, 2008 by and between Anchor and Morry Rubin. (2)

11	Statement-re:Compensation of earnings per share-See Consolidated Statements of operations and notes to financial statements

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification *

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification *

32.1	Chief Executive Officer Section 1350 Certification *

32.2	Chief Financial Officer Section 1350 Certification *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – Third Quarter Earnings*
*Filed herewith.
(1)  Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2007.
(2)  Incorporated by reference to the Registrant’s Form 8-K – date of earliest event – October 22, 2008/

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: November 13, 2008	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: November 13, 2008	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer