Form 10-K
period 2008-12-31
Anchor Funding Services, Inc.
filed 2009-03-30
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___
Commission File Number:  0-52589

                  ANCHOR FUNDING SERIVCES,  INC.

Delaware	20-545-6087
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10801 Johnston Road, Suite 210
Charlotte, North Carolina	28226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(866) 950-6669

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

State Issuer’s revenues for its most recent fiscal year: $1,252,476.

As of March 25, 2009, the number of shares of Common Stock held by non-affiliates was approximately 12,940,378 shares. No market value is being supplied for the value of the shares held by non-affiliates since trading in our Common Stock is limited and such information would not be meaningful.

The number of shares outstanding of the Registrant’s Common Stock, as of March 25, 2009, was 12,940,378. The Registrant also has outstanding 1,314,369 shares of Series 1 Preferred Stock convertible into 6,571,845 shares of Common Stock.

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

 In addition, you should refer to the “Risk Factors” section of this Form 10-K under Item 1 for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Registration Statement will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements.

            We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

PART I

Item 1. Business

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

On April 4, 2007, the former BTHC XI, Inc. changed its corporate name to Anchor Funding Services, Inc., which is currently a holding corporation for its wholly-owned subsidiary, Anchor Funding Services, LLC. Except as otherwise provided in this Form 10-K, unless the context otherwise requires, references in this Form 10-K to the “Company,” “Anchor,” “we,” “us” and “our” refers collectively to the consolidated business and operations of Anchor Funding Services, Inc. and its wholly-owned operating subsidiary, Anchor Funding Services LLC.

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

Factoring is the purchase of a company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Factoring services also provide businesses with credit and accounts receivable management services. Typically, these businesses do not have adequate resources to manage internally their credit and accounts receivable functions. Factoring services are typically a non-recourse arrangement whereby the factor takes the entire credit risk if the customer does not pay due to insolvency for any period of time or on a partial non-recourse basis where the factor takes the credit risk for a period of time, which could be 30 to 90 days after the factor purchases an account receivable such that if a client’s customer becomes insolvent during this specific period of time, the factor bears the loss. Under partial non-recourse factoring, after a specific period of time, if the accounts receivable invoice is not collected, the client is required to purchase the accounts receivable invoice back from Anchor. We typically advance our clients 75% to 95% of the face value of invoices that we approve in advance on a partial non-recourse basis and pay them the difference less our fees when the invoice is collected. For our year ended December 31, 2008, our fees for services averaged approximately 3.3% of the invoice value and are tiered such that the longer it takes us to collect on the accounts receivable invoice, the greater our fee. Since our inception, Anchor has incurred minimal credit losses. The Company incurred approximately $41,000 and $31,000 in 2008 and 2007, respectively. We offer a full-non-recourse factoring product to independent truckers and trucking companies through our transportation funding division, TruckerFunds.com. TruckerFunds.com focuses on buying freight bills from independent, owner operators of trucks and small fleets with less than six trucks. We typically advance our trucking clients 90% to 95% of the invoices that we approve in advance on a non-recourse basis and pay them the difference less our fees when the invoice is collected.

A summary of some of the advantages of factoring for a small business is as follows:

•	Faster application process since factoring is focused on credit worthiness of the accounts receivable as security and not the financial performance of the company;

•	Unlimited funding based on “eligible” and “credit worthy” accounts receivable; and

•	No financial covenants.

We offer our services nationwide to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. Examples of current clients include a commercial janitorial company, transportation company, medical staffing firm, IT consulting company and a pharmaceutical manufacturer. Current clients range in size from start-up to $10million in annual sales. Geographically, our five largest customers that account for approximately 37.2% of our accounts receivable portfolio at December 31, 2008 are located in the states of California, Virginia, New Jersey and New York. We believe that this market is under served by banks and other funding institutions that find many of these companies not “bankable” because of their size, limited operating history, thin capitalization, seasonality patterns or poor, inconsistent financial performance. Anchor’s focus is providing funding based on the quality of our clients’ customers’ ability to pay and the validity of the account receivable invoice. Anchor utilizes credit and verification processes to assist in assuring that customers are creditworthy and invoices are valid. We secure our funding by having a senior first lien on all clients’ accounts receivable and other tangible and intangible assets. We also often obtain personal and validity guarantees from our clients’ owners.

GROWTH OPPORTUNITIES AND STRATEGIES

Our strategy is to become a nationally recognized brand for accounts receivable funding and other related financial services for small businesses. This expansion is expected to be accomplished with media marketing campaigns targeting small businesses and through accretive acquisitions of competitive firms and add-on purchases which broaden our mix of services, brands, customers and geographic and economic diversity. Our focus is to increase revenues and profits, through a combination of internal growth and acquisitions, primarily within our core disciplines and expansion into new service offerings. The key elements to our acquisition growth strategy include the following:

•
Acquire companies that provide factoring services to small businesses. Our primary strategy is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms, primarily firms in the United States with revenues of generally less than $10 million. Significant operating leverage and reduced costs are achieved by consolidating back office support functions. Increased revenues across a larger accounts receivable portfolio is anticipated to lead to lower costs of capital, which may enhance profitability.. We intend to evaluate acquisitions using numerous criteria including historical financial performance, management strength, service quality, diversification of customer base and operating characteristics. Our senior management team has prior experience in other service industries in identifying and evaluating attractive acquisition targets and integrating acquired businesses. As of the filing date of this Form 10-K, we have not entered into any definitive agreements to complete any mergers or acquisitions.

•
Expand our service offerings by acquiring related specialty finance firms that serve small businesses. These specialty firms will broaden the services that we provide so that we can fulfill additional financial service needs of existing clients and target additional small businesses in different industries.. The following are types of specialty finance firms that we will target and is not all-inclusive:

o	Import/export financing;
o	Government contract financing
o	Transportation / freight invoice financing

•
Expand our discount factoring business by creating a national factoring brand. Inform and educate small businesses owners that factoring can increase cash flow and outsource credit risk and accounts receivable management. Our experience has been that many small businesses have limited awareness that factoring exists and is a viable financing alternative option for them. We have a marketing strategy that focuses on creating a national factoring brand identity. This is expected to be accomplished through various marketing initiatives and business alliances that will create in-bound sales leads. These marketing strategies include:

o	Media advertising in key metropolitan markets;
Increase our pay-per-click internet advertising which in the past has been a successful strategy for Anchor; and
Radio - test market selective radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.

o	Establish cross-selling alliances with other small business providers including:
Small business accounting and tax preparation service firms;
Small business service centers, providing packing and shipping; and
Commercial insurance brokers.
o	Develop a referral network of business brokers, consultants and accountants and attorneys;

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

According to the Commercial Finance Association (CFA), an industry trade association for asset based lending and factoring companies, factoring volume (the dollar value of invoices purchased) in 2007 in the United States grew to $135.5 billion from $127.1 billion in 2006, representing a 6.5% increase. The CFA survey highlights that the growth is attributable to a number of factors including a greater acceptance of the factoring product. Our primary strategy is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms by primarily targeting for acquisition firms in the United States with revenues of generally less than $10 million.  Management of our company is unable to estimate the portion of the $135.5 billion market which consists of companies in our targeted market for acquisition. Nevertheless, Management believes that our targeted market for acquisitions represents a small portion of the overall United States factoring volume.

Factoring sustained its 30 year pattern of growth in 2007.

The Factoring Industry
U.S. Annual Factoring Volume
Billions - Source: Commercial Finance Association 2007 Survey
$140
$120
$100
$80
$60
$40
$20
$-
1976
1978
1980
1982
1984
1986
1988
1990
1992
1994
1996
1998
2000
2002
2004
2006

Management estimates, based on examination of Dun & Bradstreet data and a market overview provided by a merger and acquisition advisory firm, that there are approximately 2,900 accounts receivable factoring and financing firms in the United States with over 2,000 firms with revenues of less than $1 million. Management believes that the fragmentation of the market among other factors, make this industry attractive for consolidation. Driving factors for consolidation include:

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

OPERATIONS

Our executive officers, namely Morry F. Rubin, CEO and Brad Bernstein, President, manage our day to day operations and internal growth and oversee our acquisition strategy. We have a full-time interactive marketing manager, , four account executives, an underwriter, a controller, three sales people, an administrative assistant, an operations manager for our transportation division, TruckerFunds.com, a credit manager  and a collector/credit analyst that provide daily support for our clients. Our sales personnel handle in-bound sales calls. Our underwriter analyzes prospective funding transactions and submits them for credit committee review. Our controller maintains our books and records, wires funds daily to clients and provides back office oversight.  Our credit manager and collector/credit analyst make collection calls and evaluate the credit of account debtors.

At times in the past, we used accounting personnel from Preferred Labor, LLC, an affiliated company principally owned by Morry F. Rubin, George Rubin and Brad Bernstein, officers and directors of our company for certain back office functions, including, without limitation, credit and collection, payroll and other bookkeeping services. In the past through April 23, 2007, Preferred Labor charged a fee of .25% of the value of accounts receivable purchased for credit and collection services only and .5% for credit, collection, invoicing, payroll and other bookkeeping services. The fees charged by Preferred Labor were $-0- and $16,100 for the years ended December 31, 2008 and 2007, respectively. From April 2007 through July 2007, Anchor paid a portion of Preferred Labor’s shared employees salaries based upon actual time incurred. This temporary arrangement ceased in July 2007, as we expanded our support staff and hired a full-time credit analyst who is in charge of collections.  Our transactions with Preferred Labor have not been represented by any written agreements between the parties. See “Certain Relationships and Related Transactions.”

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

Credit Management

To efficiently and quickly determine the credit worthiness of an account, Anchor utilizes an instant credit checking system that we call Creditguard.  Creditguard is an in-house evaluation tool that we have developed, but we do not claim any proprietary rights at this time. Creditguard utilizes a proven credit formula that combines various Dun & Bradstreet credit data elements. This formula and system provide an initial credit limit so that accounts can be approved or rejected quickly. If additional credit is necessary beyond the initial credit limit, we then independently check three vendor references and a bank reference to determine if additional credit can be extended. Collection calls are usually made in advance of their due date to secure a commitment or estimated time to receive payment.

CLIENTS

Our clients are all small businesses that typically range in size from start-up to $10 million in annual sales. We provide our services to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. Examples of current clients include a commercial janitorial company, transportation company, medical staffing firm, IT consulting company and a pharmaceutical manufacturer. Anchor targets all small businesses to educate and convert them to factoring. We believe that this small business market is under served by banks and other funding institutions that view many of these companies not “bankable” because of their size, limited operating history, thin capitalization or poor / inconsistent financial performance. Anchor’s focus is funding based on the quality of our clients’ customer’s ability to pay and the validity of the accounts receivable invoice. Anchor has credit and verification processes to assist in assuring that customers are creditworthy and invoices are valid. We secure our funding by placing a senior first lien on all clients’ accounts receivable and other tangible and intangible assets. We also often obtain personal guarantees from our clients’ owners.

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

SALES AND MARKETING

We have a full time interactive marketing manager to assist Anchor in creating a national brand identity through various marketing and business alliance strategies that will create in-bound sales leads. These marketing strategies include, without limitation, the following:

●	Media advertising in key metropolitan markets;
Increase our internet advertising which in the past has been a successful strategy for Anchor; and
Radio - test market selective radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.
●	Establish cross-selling alliances with other small business providers including:
Small business accounting and tax preparation service firms; and
●	Commercial insurance brokers; and
●	Develop a referral network of business brokers, consultants and accountants and attorneys;

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

Our current software platform can support our growth.  We recently upgraded our factoring software platform, to enable additional users access to the system and support our growth objectives.

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

EMPLOYEES

As of March 10, 2009, we have 16 full-time employees.

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

Item 1.A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K, in evaluating us and  our business. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause you to lose all or part of your investment.

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

If we are not able to maintain adequate lines of credit on commercially reasonable terms, our financial condition or results of operations could suffer. Based on numerous covenants, we have the availability of a $15 million (expandable to $25 million) senior credit facility through November 2011 with an institutional asset based lender which advances funds against up to 85% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. This facility, which is secured by our assets, contains certain covenants related to tangible net worth, change in control and other matters. In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  In the event we are not able to maintain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer. Further, our institutional lender has announced its intention to leave the asset based financing business and it has indicated to us that it would abide by the terms of our senior credit facility until such time as we obtain a new facility. We can provide no assurances that a replacement facility will be obtained by us on terms satisfactory to us, if at all. Our two executive officers have each personally guaranteed the indebtedness under our existing credit facility up to $250,000 per person for a total of $500,000. We can provide no assurances that personal guarantees will be provided by our executive officers to a new institutional lender or how that may impact the definitive terms of any new facility.

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

We will seek to make acquisitions that may prove unsuccessful or strain or divert our resources. We intend seek to expand our business through the acquisition of competitors’ factoring and service businesses and assets. We may not be able to complete any acquisitions on favorable terms, if at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

• the diversion of our management's attention from our everyday business activities
• the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and
• the need to expand management, administration, and operational systems.

If we make, or plan to make, such acquisitions we cannot predict whether:

• we will be able to successfully integrate the operations and personnel of any new businesses into our business;
• we will realize any anticipated benefits of completed acquisitions;
• there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with liabilities undiscovered at the time of acquisition; or
• stockholder approval of an acquisition will be sought.

In addition, future acquisitions by us may result in:

• potentially dilutive issuances of our equity shares;
• the incurrence of additional debt;
• restructuring charges; and
• the recognition of significant charges for depreciation and amortization related to intangible assets.

Risks Related to Our Factoring Activities. In our history, we have not experienced  material credit losses. If we were to experience material losses on our accounts receivable portfolio, they would have a material adverse effect on (i) our ability to fund our business and, (ii) to the extent the losses exceed our provision for credit losses, our revenues, net income and assets.

We purchase accounts receivable primarily from privately owned small companies, which present a greater risk of loss than purchasing accounts receivable from larger companies. Our portfolio consists primarily of accounts receivable purchased from small, privately owned businesses with annual revenues ranging from start-up to $10 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to continue as a going concern. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.  In part because of their smaller size, our clients may:

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

As of December 31, 2008, we have two medical staffing companies located in New York that account for a total of 14.4% of our accounts receivable portfolio and a trucking company located in Virginia accounts for 14.6% of our accounts receivable portfolio.  A client’s fraud could cause us to suffer material losses.

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

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers, although we entered into three-year employment contracts with each of Morry F. Rubin, Chief Executive Officer, and Brad Bernstein, President, on January 31, 2007. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

Lack of Committees.  Currently we have no audit, compensation, nominating or other committees of the board. In the future, we may establish committees at such time as the board deems it to be in the best interest of our stockholders. We can provide no assurances that our lack of committees will not continue in future operating periods. Since we have no audit committee composed solely of independent directors, as required by the Sarbanes-Oxley Act of 2002, as amended, our board of directors has all the responsibilities of the audit committee.

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

Control of the Company.  Our executive officers and directors beneficially own approximately 71.7% of our outstanding Common Stock and approximately 47.2% of the voting control of our capital stock. As a result, such persons, in the event that they act in concert, will have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. See “Item 12.”

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

We have no established public market for our Securities. Our outstanding Common Stock and Series 1 Convertible Preferred Stock (collectively the “Securities”) do not have an established trading market in the Over-the-Counter Market or on the OTC Bulletin Board, although our Common Stock has been quoted on the OTC Bulletin Board under the symbol “AFNG.” Trading in our Common Stock has been sporadic since it began in December 2007. The availability for sale of restricted securities pursuant to Rule 144 or otherwise could adversely affect the market for our Common Stock, if any. We can provide no assurances that an established public market will ever develop or be sustained for our common stock in the future. Further, we do not anticipate a public market will ever develop for our Series 1 Convertible Preferred Stock.

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 2. Description of Property

 We currently lease our principal executive office space from a non- affiliated company located at 10801 Johnston Road, Suite 210, Charlotte, NC 28226.  These facilities, which consist of approximately 2,250 square feet of office space are leased from June 2007 for a period of 24 months at a monthly base rent of approximately $2,250.  We have also leased approximately 2,875 square feet of office space located at 800 Yamato Road, Boca Raton, FL, 33431 from a non-affiliated third party. The lease commenced upon the delivery of premises to us in August 2007 and for a term of 61 months. Since taking delivery of the premises in August 2007, we have been paying initially approximately $8,300 per month based upon a base rent of $5,750 (plus applicable Florida sales tax), We are also responsible for our proportionate share of real estate taxes and assessments, operating costs and professional and other services.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings. Our property is not the subject of any pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4 Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Our Common Stock is quoted on the OTC Electronic Bulletin Board under the symbol “AFNG.” No market information is provided herein as trading in our Common Stock since quotations began in December 2007 is extremely limited and sporadic.

As of March 25, 2009, there were 12,940,378 shares of Common Stock issued and outstanding. As of March 25, 2009, there were (i) outstanding options to purchase 1,885,000 shares of our Common Stock, (ii) outstanding Placement Agent Warrants to purchase 1,342,500 shares of our Common Stock, and (iii) outstanding 1,314,369 shares of our Series 1 Preferred Stock which are convertible into 6,571,845 shares of our Common Stock.

In January 2007, we had an initial float of 525,555 shares which were issued as free trading shares by the Bankruptcy Court under Section 1145(a)(1) of the Bankruptcy Code.  Since then, our remaining outstanding equity securities have become eligible for sale pursuant to the requirements of Rule 144 of the Securities Act of 1933, as amended. In this respect, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144 subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144(b)(1) of the Securities Act, our non-affiliates (who have been non-affiliates for at least three months) may sell their common stock that they have held for one year (as defined in Rule 144) without compliance with the availability of current information.

Holders of Record

As of March 25, 2009, there were 558 holders of record of shares of Common Stock and 88 holders of record of our Series 1 Preferred Stock.

Dividend Policy

The holders of our Series 1 Preferred Stock are entitled to receive dividends as more fully described below. We have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future.

Cumulative annual dividends are payable in shares of Series 1 Preferred Stock or, in certain instances in cash, at an annual rate of 8% ($.40 per share of Series 1 Preferred Stock), on December 31 of each year commencing December 31, 2007. Dividends payable on outstanding Shares of Series 1 Preferred Stock shall begin to accrue on the date of each closing and shall cease to accrue and accumulate on the earlier of December 31, 2009 or the applicable Conversion Date (the “Final Dividend Payment Date”). Thereafter, the holders of Series 1 Preferred Stock shall have the same dividend rights as holders of Common Stock of the Company, as if the Series 1 Preferred Stock has been fully converted into Common Stock. The dividend payable on December 31, 2007 was declared and paid on January 29, 2008 to stockholders of record on January 25, 2008 prorated or adjusted for the period from the date of issuance through December 31, 2007. The December 31, 2008 dividend was paid on that date to stockholders of record on December 29, 2008. Each of the 2007 and 2008 dividends were paid through the issuance of additional shares of Series 1 Preferred Stock. For 2009, unpaid dividends will accumulate and be payable prior to the payment of any dividends on shares of Common Stock or any other class of Preferred Stock. Cash dividends will only be payable from funds legally available therefore, when and as declared by the Board of Directors of the Company, and unpaid dividends will accumulate until the Company has the legal ability to pay the dividends. The Company shall pay a cash dividend in lieu of a stock dividend where on the date of declaration of the dividend, it is the Board’s determination that the Company’s Common Stock is trading consistently at a market price below $1.00 per share. Cash dividends shall not apply to the payment of accrued and unpaid (undeclared) dividends which are paid on a Conversion Date. Dividends paid in shares of Series 1 Preferred Stock shall be based upon an assumed value of $5.00 per share of Series 1 Preferred Stock. Notwithstanding anything contained herein to the contrary, the Company’s Board of Directors shall timely declare dividends on its Series 1 Preferred Stock each year unless the payment of such dividends would be in violation of applicable state law.

Recent Sales of Unregistered Securities

 For the year ended December 31, 2008 there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

February 21 and May 28, 2008	Common Stock	Options to purchase 102,000 common Shares	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Directors and Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

January 2008	Series 1 Preferred Stock	94,865 Shares	Annual stock dividend; no commissions paid	All Preferred Stock Investors	Section 2(3) – No sale (Preferred Stock Dividend)

March and April 2008	Common Stock	1,119,823 Shares	Conversion of Series 1 Preferred Stock into Common Stock; no cash received; no commissions paid	Certain Preferred Stock Investors	Section 3(a)(9)- Exchange of Securities

December 2008	Series 1 Preferred Stock	97,370 Shares	Annual stock dividend; no commission paid	All Preferred Stock Investors	Section 2(3) – No sale (Preferred Stock Dividend)

The foregoing table and notes thereto do not reflect the following:

On December 11, 2007, we received a signed subscription to issue and sell 25,000 shares of our Common Stock at $1.00 per share to a non-affiliated person. The subscription price of $25,000 was paid through the issuance of a promissory note (with full recourse) in like amount due and payable on December 31, 2008. The 25,000 shares will not be issued until the note has been fully paid. The notes to our consolidated financial statements (note 9) treat these 25,000 shares as if we granted the investor options to purchase 25,000 shares at $1.00 per share. Upon issuance, exemption would have been claimed under Section 4(2) of the Securities Act. No commissions have been paid in connection with the possible issuance and sale of 25,000 shares.  In March 2009, the Company and the note holder agreed to cancel the subscription agreement and related promissory note.

Recent Purchases of Securities

During the year ended December 31, 2008, the Company had no repurchases of its Common Stock.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated future capital requirements, our future plan of operations, our ability to obtain debt, equity or other financing, and our ability to generate cash from operations, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties that may cause the Company’s actual results in future periods to differ materially from forecasted results.

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

Client Accounts

As of December 31, 2008, we have two medical staffing companies located in New York that account for a total of 14.4% of our accounts receivable portfolio and a trucking company located in Virginia accounts for 14.6% of our accounts receivable portfolio.  A client’s fraud could cause us to suffer material losses.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

  Finance revenues increased to $1,252,476 for the year ended December 31, 2008 compared to $423,024 for the year ended December 31, 2007, a 196.1% increase.   The change in revenue was primarily due to an increase in the number of clients. As of December 31, 2008, the Company had 102 active clients compared to 41 clients as of December 31, 2007.

Net interest income decreased by $142,248 for the year ended December 31, 2008 to $30,432 compared to $172,680 for the year ended December 31, 2007.  This change is primarily the result of the decrease in cash in interest bearing accounts due to the Company’s using its cash to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $63,797 for the year ended December 31, 2008 compared to $30,708 for the year ended December 31, 2007.

Operating expenses for the year ended December 31, 2008 were $2,486,719 compared to $1,611,676 for the year ended December 31, 2007, a 54.3% increase.  This increase is primarily attributable to the Company’s incurring additional costs for increased payroll, marketing, professional, rent, insurance and other operating expenses to grow Anchor’s core business, build an infrastructure to support anticipated growth and operate as a publicly reporting company. In addition, the Company began leasing its own offices in Charlotte on June 1, 2007 and opened an Executive and Sales office in Boca Raton, Florida in August, 2007. Rent expense increased by $89,139 for year ended December 31, 2008 to $138,583 compared to $ 49,444 for the comparable year ended December 31, 2007.

Net Loss for the year ended December 31, 2008 was $(1,267,608) compared to $(1,046,680) for the year ended December 31, 2007.

The following table compares the operating results for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007	$ Change	% Change
Finance revenues	$1,252,476	$423,024	$829,452	196.1
Interest income (expense), net	30,432	172,680	(142,248)	(82.4)
Net finance revenues	1,282,908	595,704	687,204	115.4
Provision for credit losses	63,797	30,708	33,089	107.7
Finance revenues, net of interest expense and credit losses	1,219,111	564,996	654,115	115.8
Operating expenses	2,486,719	1,611,676	875,043	54.3
Net income (loss) before income taxes	(1,267,608)	(1,046,680)	(220,928)
Income tax (provision) benefit:			-
Net income (loss)	$(1,267,608)	$(1,046,680)	$(220,928)

Key changes in certain selling, general and administrative expenses:

	Year Ended December 31,
	2008	2007	$ Change	Explanation
Payroll, payroll taxes and benefits	$1,102,514	$545,035	$557,479	Increased payroll and health benefits for executive, sales, administrative and operations personnel
Advertising	394,468	289,742	104,726	Increased marketing and advertising
Rent	138,583	49,444	89,139	The company incurred a full year of rent in 2008 for its Florida and North Carolina offices which were opened in 2007
	$1,635,565	$884,221	$751,344

Client Accounts

As of December 31, 2008, we have 3 clients that account for an aggregate of approximately 29% of our accounts receivable portfolio and approximately 15.2% of our revenues. The transactions and balances with these clients as of and for the year ended December 31, 2008 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Twe;ve Months Ended
Entity	December 31, 2008	December 31, 2008
Transportation Company in Virginia	14.6%	2.8%
Medical Staffing Company in New York	8.7%	7.9%
Medical Staffing Company in New York	5.7%	4.5%

A client’s fraud could cause us to suffer material losses.

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $4,258,017 for the year ended December 31, 2008 and was primarily due to our net loss for the year and cash used by operating assets, primarily to purchase accounts receivable. The net loss was $1,267,608 for the year ended December 31, 2008. Cash used by operating assets and liabilities was primarily due to an increase of $2,853,247 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $1,904,101 for the year ended December 31, 2007 and was primarily due to our net loss for the year and cash used by operating assets, primarily to purchase accounts receivable. The net loss was $1,046,680 for the year ended December 31, 2007. Cash used by operating assets and liabilities was primarily due to an increase of $1,091,668 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the year ended December 31, 2008, net cash used in investing activities was $27,147 for the purchase of property and equipment.

For the year ended December 31, 2007, net cash used in investing activities was $111,060 for the purchase of property and equipment.

Cash Flows from Financing Activities

 Net cash provided by financing activities was $1,187,224 for the year ended December 31, 2008. This was the result of $1,187,224 of proceeds from the Company’s senior credit facility.

Net cash provided by financing activities was $5,458,434 for the year ended December 31, 2007. This was primarily the result of $6,712,500 of proceeds from the sale of Preferred Stock offset by $1,209,383 of payments related to costs of the sale.

Between January 31, 2007 and April 5, 2007, we raised $6,712,500 in gross proceeds from the sale of 1,342,500 shares of our Series 1 Convertible Preferred Stock to expand our operations both internally and through possible acquisitions as more fully described under “Description of Business.”

Capital Resources

Based on numerous financial covenants, we have the availability to borrow up to $15 million (expandable to $25 million) senior credit facility through November 2011 with an institutional asset based lender which advanced funds against up to 85% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. This facility, which is secured by our assets, contains certain covenants related to tangible net worth, change in control and other matters. In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  In the event we are not able to maintain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer. Further, our institutional lender has announced its intention to leave the asset based financing business and it has indicated to us that it would abide by the terms of our senior credit facility until such time as we obtain a new facility. We can provide no assurances that a replacement facility will be obtained by us on terms satisfactory to us, if at all. Our two executive officers have each personally guaranteed the indebtedness under our existing credit facility up to $250,000 per person for a total of $500,000. We can provide no assurances that personal guarantees will be provided by our executive officers to a new institutional lender or how that may impact the definitive terms of any new facility.

Based on our current cash position and our Senior Credit Facility, we believe can meet our cash needs for the next 12 to 18 months and support our anticipated organic growth. In the event we acquire another company, we may need additional equity or subordinated debt financing and/or a new credit facility to complete the transaction and our daily cash needs and liquidity could change based on the needs of the combined companies.   At that time, in the event we are not able to obtain adequate new facilities and/or financing to complete the acquisition (if needed) and to operate the combined companies financing needs on commercially reasonable terms, our ability to operate and expand our business would be significantly impacted and our financial condition and results of operations could suffer.

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

The Company considers new customers to be accounts whose initial funding has been within the last three months or less.  Management believes it needs three months of history to reasonably estimate a customer’s collection period and accrued revenues.  If three months of history has a limited number of transactions, the cost recovery method will continue to be used until a reasonable revenue estimate can be made.  Once the Company obtains sufficient historical experience, it will begin using the accrual method to recognize revenue.

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

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices are collected, the Company records the appropriate adjustments to revenue earned on each purchased invoice. Adjustments from estimated to actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.  Upon collection, the retained interest is refunded back to the client.

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

Management considered approximately $94,000 of their December 31, 2008 and $31,000 of their December 31, 2007 retained interest in purchased accounts receivable to be uncollectible.

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

Deferred Financing Costs – Costs incurred to obtain financing are capitalized and amortized over the term of the debt using the straight-line method, which approximates the effective interest method.   As of December 31, 2008, the total amount capitalized of $246,634 is reduced by the 2008 amortization expense of $5,431.  The net amount of $241,203 is classified in the balance sheet based on future expected amortization as follows:

Current	$85,130
Non-current	156,073
$241,203

The loan agreement required $100,000 of these costs to be paid as follows:

2009	$50,000
2010	50,000
$100,000

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately:

For the years ending December 31,
2008	2007
$391,000	$289,700

Earnings per Share – Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2008 and 2007, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share.  For the years ending December 31, 2008 and 2007, there was a year-to-date loss from continuing operations.

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 9 for the impact on the operating results for the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments – The carrying value of cash equivalents, retained interest in purchased accounts receivable, due to financial institution, accounts payable and accrued liabilities approximates their fair value.

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

For the years ended December 31, 2008 and 2007, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161).  SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.  SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Statements.”  SFAS 161 is effective for the year beginning January 1, 2009.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption.  Early adoption is prohibited.  The adoption of FSP No. 140-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”.  SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value.  In addition, SFAS 141R limits the recognition of acquisition-related restructuring liabilities and requires the following: the expense of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date at fair value.  SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009.  Early adoption is not permitted.  The Company is currently evaluating the effect of this standard.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling (i.e. minority interests) in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary.  SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of a noncontrolling owners of a subsidiary.  SFAS 160 is effective for the Company’s financial statements for the year beginning January 1, 2009 and early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

Item 8. Consolidated Financial Statements

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ANCHOR FUNDING
SERVICES, INC.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Anchor Funding Services, Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Anchor Funding Services, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Funding Services, Inc. and subsidiary at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Charlotte, North Carolina
March 27, 2008

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS

	2008	2007
CURRENT ASSETS:
Cash	$401,104	$3,499,044
Retained interest in purchased accounts receivable, net	4,292,366	1,502,215
Earned but uncollected fee income	87,529	25,742
Deferred financing costs, current	85,130	-
Prepaid expenses and other	116,950	65,016
Total current assets	4,983,079	5,092,017

PROPERTY AND EQUIPMENT, net	70,181	89,044

DEFERRED FINANCING COSTS, non-current	156,073	-

SECURITY DEPOSITS	19,500	20,216

	$5,228,833	$5,201,277

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$1,187,224	$-
Accounts payable	122,900	68,728
Loan fees payable	50,000	-
Accrued payroll and related taxes	35,067	101,248
Accrued expenses	45,141	73,201
Collected but unearned fee income	58,707	30,748
Preferred dividends payable	-	405,995
Total current liabilities	1,499,039	679,920

LOAN FEES PAYABLE, non-current	50,000	-

TOTAL LIABILITIES	1,549,039	679,920

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	5,361,512	5,503,117
COMMON STOCK	12,941	11,821
ADDITIONAL PAID IN CAPITAL	1,660,516	536,199
ACCUMULATED DEFICIT	(3,355,175)	(1,529,780)
	3,679,794	4,521,357

	$5,228,833	$5,201,277

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

	2008	2007
FINANCE REVENUES	$1,252,476	$423,024
INTEREST EXPENSE, net - financial institution	(9,664)	(27,285)
INTEREST INCOME	40,096	199,965

NET FINANCE REVENUES	1,282,908	595,704
PROVISION FOR CREDIT LOSSES	(63,797)	(30,708)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	1,219,111	564,996

OPERATING EXPENSES	(2,486,719)	(1,611,676)

LOSS BEFORE INCOME TAXES	(1,267,608)	(1,046,680)

INCOME TAXES	-	-

NET LOSS	(1,267,608)	(1,046,680)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(486,800)	(405,995)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDER	$(1,754,408)	$(1,452,675)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.14)	$(0.13)

Dilutive	$(0.14)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	12,718,636	11,141,103

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2008 and 2007

	Members'	Preferred	Common	Additional	Accumulated
	Equity	Stock	Stock	Paid in Capital	Deficit

Balance, January 1, 2007	$391,800	$-	$3,821	$79,554	$(77,105)

To record the exchange of 8,000,000 common shares of BTHC XI, Inc.
stock for 100,000 membership units of Anchor Funding Services, LLC	(391,800)	-	8,000	383,800	-

To record issuance of 1,342,500 shares of convertible preferred stock and related costs of raising this capital of $1,209,383 and issuance
of 1,342,500 warrants	-	5,503,117	-	-	-

To record issuance of 1,970,000 stock options	-	-	-	72,678	-

To record award of 25,000 shares of common stock	-	-	-	167	-

Preferred stock dividends	-	-	-	-	(405,995)

Net loss, year ended December 31, 2007	-	-	-	-	(1,046,680)

Balance, December 31, 2007	-	5,503,117	11,821	536,199	(1,529,780)

To record the issuance of 94,865 preferred shares in connection with the
payment of the accrued preferred dividend liability as of December 31, 2007	-	473,425	-	-	(67,429)

To record conversion of 220,366 preferred shares, plus accrued and
declared dividends, to 1,119,823 common shares	-	(1,101,830)	1,120	1,104,267	(3,558)

To record the issuance of 97,360 preferred shares in connection with the
payment of the accrued preferred dividend liability as of December 31, 2008	-	486,800	-	-	(486,800)

Provision for compensation expense related to stock options issued	-	-	-	20,050	-

Net loss, year ended December 31, 2008	-	-	-	-	(1,267,608)

Balance, December 31, 2008	$-	$5,361,512	$12,941	$1,660,516	$(3,355,175)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss:	$(1,267,608)	$(1,046,680)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	46,010	26,026
Provision for uncollectible accounts	63,096	30,708
Compensation expense related to issuance of stock options	20,050	72,845
Changes in operating assets and liabilities:
Increase in retained interest in purchased
accounts receivable	(2,853,247)	(1,091,668)
Increase in earned but uncollected fee income	(61,787)	(14,943)
Increase in prepaid expenses and other	(51,934)	(23,882)
Increase in loan fees	(241,203)	-
Decrease (increase) in security deposits	716	(20,216)
Increase in accounts payable	54,172	29,510
Increase in loan fees payable	100,000	-
Increase in collected but unearned fee income	27,959	19,018
(Decrease) increase in accrued payroll and related taxes	(66,181)	63,452
(Decrease) increase in accrued expenses	(28,060)	73,201
Net cash used in operating activities	(4,258,017)	(1,882,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,147)	(111,060)
Net cash used in investing activities	(27,147)	(111,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) financial institution, net	1,187,224	(44,683)
Payments to from related company	-	(21,472)
Proceeds from sale of preferred stock	-	6,712,500
Payments made related to sale of preferred stock	-	(1,209,383)
Net cash provided by financing activities	1,187,224	5,436,962

(DECREASE) INCREASE IN CASH	(3,097,940)	3,443,273

CASH, beginning of period	3,499,044	55,771

CASH, end of period	$401,104	$3,499,044

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

December 31, 2008 and 2007

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

The Company considers new customers to be accounts whose initial funding has been within the last three months or less.  Management believes it needs three months of history to reasonably estimate a customer’s collection period and accrued revenues.  If three months of history has a limited number of transactions, the cost recovery method will continue to be used until a reasonable revenue estimate can be made.  Once the Company obtains sufficient historical experience, it will begin using the accrual method to recognize revenue.

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

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices are collected, the Company records the appropriate adjustments to revenue earned on each purchased invoice. Adjustments from estimated to actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased from factoring customers less amounts maintained in a reserve account.  The Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.  Upon collection, the retained interest is refunded back to the client.

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

Management considered approximately $94,000 of their December 31, 2008 and $31,000 of their December 31, 2007 retained interest in purchased accounts receivable to be uncollectible.

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

Deferred Financing Costs – Costs incurred to obtain financing are capitalized and amortized over the term of the debt using the straight-line method, which approximates the effective interest method.   As of December 31, 2008, the total amount capitalized of $246,634 is reduced by the 2008 amortization expense of $5,431.  The net amount of $241,203 is classified in the balance sheet based on future expected amortization as follows:

Current	$85,130
Non-current	156,073

$241,203

The loan agreement required $100,000 of these costs to be paid as follows:

2009	$50,000
2010	50,000

$100,000

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were approximately:

For the years ending December 31,

2008	2007

$391,000	$289,700

Earnings per Share – Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2008 and 2007, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share.  For the years ending December 31, 2008 and 2007, there was a year-to-date loss from continuing operations.

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 9 for the impact on the operating results for the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments – The carrying value of cash equivalents, retained interest in purchased accounts receivable, due to financial institution, accounts payable and accrued liabilities approximates their fair value.

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

For the years ended December 31, 2008 and 2007, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161).  SFAS 161 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.  SFAS 161 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Statements.”  SFAS 161 is effective for the year beginning January 1, 2009.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial condition and results of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”  FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption.  Early adoption is prohibited.  The adoption of FSP No. 140-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”.  SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value.  In addition, SFAS 141R limits the recognition of acquisition-related restructuring liabilities and requires the following: the expense of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date at fair value.  SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009.  Early adoption is not permitted.  The Company is currently evaluating the effect of this standard.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160).  SFAS 160 requires all entities to report noncontrolling (i.e. minority interests) in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary.  SFAS 160 also requires expanded disclosure that distinguishes between the interests of a parent’s owners and the interests of a noncontrolling owners of a subsidiary.  SFAS 160 is effective for the Company’s financial statements for the year beginning January 1, 2009 and early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:
	December 31, 2008	December 31, 2007
Purchased accounts receivable outstanding	$5,340,975	$1,841,539
Reserve account	(954,104)	(308,616)
Allowance for uncollectible invoices	(94,505)	(30,708)

	$4,292,366	$1,502,215

Retained interest in purchased accounts receivable consists, excluding amounts recorded asuncollectible, of United States companies in the following industries:

For the years ending December 31,

2008	2007

$38,048,000	$11,579,000

Total accounts receivable purchased were as follows:
	December 31, 2008	December 31, 2007
Staffing	$1,049,623	$656,020
Transportation	1,666,895	218,264
Publishing	2,664	6,000
Construction	5,218	8,291
Service	1,417,615	498,614
Other	244,856	145,734

	$4,386,871	$1,532,923

4.  PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31, 2008	December 31, 2007
Furniture and fixtures	2-5 years	$33,960	$33,960
Computers and software	3-7 years	121,012	93,866
		154,972	127,826
Less accumulated depreciation		(84,791)	(38,782)

		$70,181	$89,044
5.  DUE TO FINANCIAL INSTITUTION:

In November 2008, the Company entered into an agreement with a financial institution to finance the factoring of receivables and to provide ongoing working capital.  The agreement is a revolving credit facility that allows the Company to borrow up to $15,000,000.  This agreement expires in November 2011.

Borrowings are made at the request of the Company.  The amount eligible to be borrowed is based on a borrowing base formula as defined in the agreement.  The interest on borrowings is paid monthly at LIBOR rate plus 4%.  In addition to interest, the Company pays the financial institution various monthly fees as defined in the agreement.

The agreement is collateralized by a first lien on all Company assets.  Borrowings on this agreement are partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee is $250,000 each.

The agreement, among other covenants, requires the Company to maintain certain financial ratios.  As of December 31, 2008, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.   Accrued dividends at December 31, 2008 and December 30, 2007 were $0 and $405,995 respectively.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the years ended December 31, 2008 and 2007 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock

Balance, January 1, 2007	-	3,820,555

Shares issued in exchange for
the membership units of
Anchor Funding Services, LLC	-	8,000,000

Shares issued in connection
with sale of Series 1 Convertible
Preferred Stock	1,342,500	-

Balance, December 31, 2007	1,342,500	11,820,555

Shares issued as payment for the
2007 preferred stock dividend	94,865	-

Shares issued (redeemed) related
to the conversion of preferred shares
to common shares	(220,366)	1,119,823

Shares issued as payment for the
2008 preferred stock dividend	97,360	-

Balance, December 31, 2008	1,314,359	12,940,378

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

For the years ending December 31,

2008	2007

$-	$16,100

The Company’s ceased using these services in August 2007.

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

The following summarizes the stock option agreements entered into with three directors:

•
10-year options to purchase 460,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options is one-third immediately, one-third one year from the grant date and the remainder 2 years from grant date.  If any director ceases serving the Company for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.

The following summarizes employee stock option agreements entered into with three managerial employees:

•
10-year options to purchase 14,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. The grant dates range from September 28, 2007 to February 21, 2008.  Vesting periods range from one to four years. If any employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following table summarizes information about stock options as of December 31, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	2,074,000	10 years	1,369,501

The Company recorded the issuance of these optionsin accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468:

Exercise price	$1.25
Term	10 years
Volatility	2.5
Dividends	0%
Discount rate	4.75%

The financial effect of these options to record over their life is as follows:

Options to value	2,074,000
Option price	$0.0468
Total expense to recognize over
life of options	$97,063

The fair value amounts recorded for these options in the statement of operations for the year ended December 31, 2008 was $20,050 and December 31, 2007 was $72,845.

The pre-tax fair value effect recorded for these options in the statement of operations for the years ending December 31, 2008 and 2007 was as follows:

	2008	2007

Fully vested stock options	$8,108	$30,576
Unvested portion of stock options	11,942	42,269

	$20,050	$72,845

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

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

The following table summarizes information about stock warrants as of December 31, 2008:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

11.  CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the year ending December 31,

	2008	2007

Staffing	$270,732	$284,568
Transportation	532,657	14,975
Publishing	0	3,173
Construction	5,725	8,460
Service	388,494	100,849
Other	54,868	10,999

	$1,252,476	$423,024

Major Customers – The Company had the following transactions and balances with unrelated customers for the year ending December 31, 2007 which represent 10 percent or more of its revenues for the year ending December 31, 2007 as follows:

	For the year ending December 31, 2007

Revenues	$69,500	$60,000	$43,500

	As of December 31, 2007
Purchased accounts
receivable outstanding	$174,000	$140,000	$211,500

The Company had no major customers as of, and for the year ended, December 31, 2008, as defined above.

Cash – The Company places its cash and cash equivalents on deposit with a North Carolina financial institution. In October and November, 2008 the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.  The increased coverage is scheduled to expire on December 31, 2009, at which time it is anticipated amounts insured by the FDIC will return to $100,000.  During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest was as follows:

For the year ending December 31,

2008	2007

$9,500	$27,300

Non-cash financing and investing activities consisted of the following:

For the year ending 2008 -

94,685 preferred shares were issued in satisfaction of the accrued dividend obligation as of December 31, 2007.

Exchange of 220,366 preferred shares for 1,119,613 common shares.

97,360 preferred shares were issued in satisfaction of the dividend obligation for the year ended December 31, 2008.

104,000 stock options were issued to directors and employees

For the year ending 2007 -

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

25,000 shares of common stock awarded in exchange for a promissory note of $25,000 (See Note 9).

13.  INCOME TAXES:
The current and deferred income tax provision for the years ending December 31, 2008 and 2007 consists of the following:

	For the Year	For the Year
	Ending	Ending
	December 31, 2008	December 31, 2007

Current provision	$-	$-
Deferred benefit	452,000	409,000

	$452,000	$409,000
Valuation reserve	(452,000)	(409,000)

	$-	$-

The following table reconciles the total provision for income taxes recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34%:

	For the Year	For the Year
	Ending	Ending
	December 31, 2008	December 31, 2007

Tax at statutory rate	$431,000	$356,000
Compensation costs related to issuance of
stock options	(6,800)	(25,000)
Reserve method of accounting for bad debts	(22,000)	(11,000)
State taxes	49,000	91,000
Other	800	(2,000)

	$452,000	$409,000

The deferred tax assets related to the differences between financial statement and taxable income as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Compensation costs related to issuance of
stock options	$37,000	$29,000
Reserve method of accounting for bad debts	38,000	12,000
Basis differences in property and equipment	-	(6,000)
Net operating loss carryforwards	786,000	374,000

	861,000	409,000

Valuation reserve	(861,000)	(409,000)

	$-	$-

Management is uncertain if these deferred tax assets will ever be realized, therefore they have been fully reserved. The increase in the valuation reserve equals the deferred tax benefit.

The net operating loss carryforward generated in the year ending December 31, 2008 wasapproximately $1,185,000.

The Company has the following net operating loss carryforwards available to offset future taxable income:

	Amount	Expiration

Federal	$2,068,000	2021 - 2023

State	$2,066,000	2021 - 2023

The Company files tax returns in the U.S. federal jurisdiction and various states. Currently, none of the Company’s open tax returns are being examined by the taxing authorities.

14. FACILITY LEASES:
In 2007, the Company executed lease agreements for office space in Charlotte, NC and Boca Raton, FL. All lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  On November 1, 2007, the Company entered into a lease for additional space adjoining its Charlotte office.  The lease is for 19 months and includes a two year renewal option at substantially the same terms.  The monthly rent for the combined space is approximately $2,250

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term. The monthly rental is approximately $8,300.

The rental expense for the years ended December 31, 2008 and 2007 was approximately $137,000 and $44,000, respectively. The future minimum lease payments are as follows:

2009	$117,500
2010	99,500
2011	99,500
2012	74,500

$391,000

15.  SUBSEQUENT EVENT:
In March 2009, the board of directors granted stock options to Morry Rubin, Brad Bernstein and to two managerial employees. The following is a summary of these options:

	Optionee

	Morry Rubin	Brad Bernstein	Managerial Employees

No. of Options
Issued	250,000	250,000	55,000

Exercise
Price	$0.62	$0.62	$1.00

Vesting			One-third in March
Period	100% upon grant date	100% upon grant date	2010, 2011 and 2012

Exercise
Period	Until March 2019	Until March 2019	Until March 2019

These stock options will be accounted for as described in the “Stock Based Compensation” section of Note 2.

Item 9.A.(T)  Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2008.

Item 9.B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	Position
George Rubin*	79	Co-Chairman of the Board and Co-Founder

Morry Rubin*	48	Co-Chairman, CEO, Director, Co-Founder

Brad Bernstein	43	President, CFO and Co-Founder

Kenneth Smalley	45	Director

E. Anthony Woods	68	Director
__________________
* George Rubin is the father of Morry F. Rubin.

(1)
Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.  We currently have a vacancy on the Board of Directors due to the December 2, 2008 resignation of Frank M. DeLape.

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

E. Anthony Woods has served as Chairman and Chief Executive Officer of Support Source, a limited liability investing/consulting company, providing financial, management and marketing expertise to the healthcare industry since 2003.  From 1987 through 2002, Mr. Woods served as President and Chief Executive Officer of Deaconess Association, Inc., a large Cincinnati based diversified healthcare holding company operating for profit and not for profit health services corporations. Since 2007, Mr. Woods serves as a director of Critical Homecare Solutions, an equity-fund owned company and leading provider of homecare services and products currently serving 15,000 patients in 14 states. Since 2006, Mr. Woods serves as a director of Phoenix Health Systems, a national provider of healthcare information technology outsourcing solutions. Since 2004, Mr. Woods has served as a director (and as Chairman since 2006) of LCA-Vision, a leading provider of laser vision correction services which owns and operates over 70 fixed-site centers in the United States and through a joint venture in Canada.  Since 2003, Mr. Woods is also active as Chairman of the Board of Deaconess Association, Inc. and he is currently serving as interim Chief Executive Officer and Chief Financial Officer of said company.  Since 1998, he has also served as a director of Cincinnati Financial Corporation, a Standard & Poors 500 company which serves as a holding company with subsidiaries which underwrite fire, auto, casualty and other related forms of insurance. Mr. Woods is 67 years of age. He received his M.B.A. in Finance and Marketing from Samford University and a B.S. and M.S. in Engineering from the University of Tennessee.

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

Committees

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors.  The Sarbanes-Oxley Act of 2002, as amended, required each corporation to have an audit committee consisting solely of independent directors and to identify the independent directors who are considered to be a “financial expert.” Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Anchor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Anchor’s outside auditor.

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

Board Members Who Are Deemed Independent

Our board of directors has determined that Kenneth Smalley and E. Anthony Woods are each an “independent director” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Kenneth Smalley is not a “financial expert.” However, Management considers Anthony Woods a “financial expert.” See “Committees” for a description of the definition of “Independent Director” and “Financial Expert.”

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

As of the date of this Form 10-K, we have not adopted a code of ethics and none is anticipated until an audit committee is appointed to oversee its anticipated provisions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. During fiscal 2008, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge, other than a Form 3 for E. Anthony Woods., which form was filed late due to difficulty in obtaining Edgar codes necessary to file same.

Item 11.  Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2008 and 2007 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2008; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2008 with compensation during fiscal year ended 2008 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2008.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Morry F. Rubin	2007	$1.00	$28,976	$-0-	$24,084	$-0-	$-0-	$16,500	$69,561
Chief Executive	2008	$1.00	-0-	$-0-	$5,910	$-0-	$-0-	$18,000	$23,911
Officer(4)

Brad Bernstein	2007	$187,654	$644	$-0-	$35,199	$-0-	$-0-	$11,000	$234,497
President(4)	2008	$223,338	$-0-	$-0-	$8,641	$-0-	$-0-	$12,000	$243,979
________________

(1)
Reflects dollar amount expensed by us during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2008 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Morry F. Rubin	433,334	216,666	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A

Brad Bernstein	633,334	316,666	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A

N/A – Not applicable.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	2009 Annual Salary(1)	Bonus (2)
Morry F. Rubin	Chief Executive Officer	$1 (1)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.

Brad Bernstein	President	$240,000 (2)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.
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

DIRECTOR COMPENSATION

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. The chairman of each committee that is formed by us at a later date will be entitled to an annual fee of $6,500 and each non-executive director will receive an annual fee of $6,500 as a member of the Board, a fee of $1,000 per Board or Committee meeting (or consent in lieu of a meeting), and an activity fee of $1,000 per day for services rendered by the Board member. George Rubin is receiving the same health and dental insurance benefits as those provided to our executive officers to the extent permitted by the rules and regulations applicable thereto and an additional medical reimbursement of up to $25,000 per annum. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On January 31, 2007, we established a stock option plan covering 2,100,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. On the same date, we also granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank Delape, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2010.  Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or compensation committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2008 Compensation

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2008.

		DIRECTOR COMPENSATION
Name and Principal Position		Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(5)	Total ($)
KennethSmalley, Director	$8,500		$-0-	$1,287	$-0-	$-0-	$-0-	$9,787

Frank DeLape, Former Director (4)	$6,500		$-0-	$1,287	$-0-	$-0-	$-0-	$7,787

George Rubin, Director (5)	$8,500		$-0-	$-0-	$-0-	$-0-	$8,572	$17,072

E. Anthony Woods, Director	$-0-		$-0-	$2,730	$-0-	$-0-	$-0-	$2,730

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

(4)
Mr. DeLape resigned from the Board of Directors on December 2, 2008. On December 2, 2008, Mr. DeLape’s unvested shares terminated and he had until the close of business on March 2, 2009 to exercise his vested options totaling 120,000 shares. On March 2, 2009, Mr. DeLape’s vested options terminated due to his failure to exercise such options.

(5)	All other compensation includes the payment of health insurance which is not provided to other non-employee directors.

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

The following table shows the amounts that have been granted under the Plan as of December 31, 2008:

2007 Omnibus Equity Compensation Plan
Name and Position	Dollar Value ($)	Number of Options

Morry R. Rubin, Chief Executive Officer (2)	-0- (1)	650,000

Brad Bernstein, President (2)	-0- (1)	950,000

Executive Group (2)	-0- (1)	1,600,000

Non-Executive Director Group (two persons) (2)	-0- (1)	280,000

Non-Executive Officer Employee Group	-0- (1)	5,000
    ______________

(1)
On January 31, 2007, we issued stock options to the Chief Executive Officer (650,000), President (950,000) and two directors (360,000). The fair value of these options ($.0468 each) was computed using the Black Scholes option pricing model. The fair value of the vested number of these options has been recorded. The dollar value of these options is zero because the exercise price of each option exceeded the fair value of our common stock as of the close of business on December 31, 2008.

(2)
On January 31, 2007, we established a stock option plan covering 2,100,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share and granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank DeLape, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

On January 31, 2007, we acquired all the Membership Interests of Anchor Funding Services, LLC in exchange for 8,000,000 common shares. As of March 25, 2009, we have 12,940,378 shares of Common Stock and 1,314,369 shares of Series 1 Preferred Stock issued and outstanding. In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into only 5.0 common shares. Accordingly, the 1,314,369 shares of Series 1 Preferred Stock are convertible into 6,571,845 shares of Common Stock with the equivalent voting rights of 7,607,173 common shares or approximately 37.0% of the outstanding voting shares. Each share of Series 1 Preferred Stock was issued by us to have greater voting rights than the number of shares of Common Stock in order to achieve a tax free reorganization for the former members of Anchor Funding Services, LLC in connection with our January 31, 2007 acquisition of Anchor Funding Services, LLC. The following table sets forth information regarding the economic ownership of our company Common Stock by:

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned	Shares of Series 1 Preferred Stock Beneficially Owned	% of Shares of Series 1 Preferred Stock Beneficially Owned (8)	% of Shares of Voting Stock Beneficially Owned (9)

Morry F. Rubin (1)	4,737,500	34.9%	-0-	-0-	22.3%

George Rubin (1)	2,964,500	22.9%	-0-	-0-	14.4%

Ilissa and Brad Bernstein (2)	2,900,000	21.0%	-0-	-0-	13.5%

E. Anthony Woods (4)	33,333	*	-0-	-0-	*

Kenneth Smalley (3)	180,000	1.4%	-0-	-0-	*

All officers and directors as a group (five persons) (5)	10,553,333	71.7%	-0-	-0-	47.2%

William Baquet(6)	2,178,944	16.8%	-0-	-0-	10.6%

Buechel Family Ltd Partnership (7)	1,159,050	7.4%	231,810	17.6	6.5%

Buechel Patient Care Research & Education Fund (7)	1,159,050	7.4%	231,810	17.6	6.5%

*	Represents less than 1% of the outstanding shares.
 _____________________
(1)
Morry Rubin’s beneficial ownership includes options to purchase 650,000 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts.

(2)
Of the 2,900,000 shares beneficially owned by them, 2,000,000 common are owned by Illissa Bernstein, Brad Bernstein’s wife. The remaining 900,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes options to purchase 180,000 shares of Common Stock.

(4)	Includes options to purchase 33,333 shares of the 100,000 options granted to Mr. Woods.

(5)	Includes all options referenced above.

(6)
The shares held by William Baquet include 1,500,000 shares which are directly beneficially owned by him and warrants to purchase 678,944 shares of our Common Stock, exercisable at a purchase price of $1.10 per share through January 31, 2012, which warrants were issued to Fordham Financial Management, Inc. in connection with the completion of our recent private placement of Series 1 Convertible Preferred Stock. William Baquet is an executive officer, director and principal of Fordham Financial Management, Inc.

(7)
This person beneficially owns 231,812 shares of Series 1 Preferred Stock convertible into 1,159,050 shares of Common Stock. Each beneficial owner has the right to vote at each stockholder meeting the equivalent of 1,341,658 shares of Common Stock. These beneficial owners are under common control of Frederick Buechel.

(8)	Based upon 1,314,369 outstanding shares of Series 1 Preferred Stock.

(9)	Based upon 20,547,551 shares outstanding voting stock (as adjusted based upon the beneficial ownership rules and regulations).

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2008 and relates to our 2007 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	1,885,000	$1.25	210,000

Item 13.  Certain Relationships and Related Transactions and Director Independence.

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

From time to time Anchor has borrowed money from Preferred on a short-term basis at a 10% interest rate for the services mentioned above which are charged to an intercompany account.  All loans between the companies were paid and it is not anticipated that there will be any further transactions between the companies.

Independent Directors

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors. Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Anchor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Anchor’s outside auditor. Currently, Kenneth Smalley and E. Anthony Woods are deemed by management to be independent directors of Anchor.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During fiscal 2008 and 2007, the aggregate fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP (the “Independent Auditors”) for the 2008 and 2007  audit of the Company's annual consolidated financial statements totaled approximately $55,000 and $50,000, respectively.

Financial Information Systems Design and Implementation Fees

During 2008 and 2007, there were $-0- in fees billed for professional services by Cherry, Bekaert & Holland, LLP , rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2008 and 2007, there were $21,300 and $28,000 in fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP, respectively, for review of the Company’s quarterly filings with the Securities and Exchange Commission. The foregoing fees exclude expense reimbursements of approximately $-0-.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-22 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2008 and 2007:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Notes to Financial Statements

(b)	Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Loan and Security Agreement (1)

10.9	Revolving Note (1)

10.10	Debt Subordination Agreement (1)

10.11	Guaranty Agreement (Morry Rubin) (1)

10.12	Guaranty Agreement (Brad Bernstein)(1)

10.13	Continuing Guaranty Agreement (1)

10.14	Pledge Agreement (1)

21.1	Subsidiaries of Registrant listing state of incorporation*

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – 2008 Results of Operations*
____________
 *  Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(c)	Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

By:	/s/ Brad Bernstein
Brad Bernstein, President
and Chief Financial Officer

Dated:  Boca Raton, Florida
March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brad Bernstein	President, Chief Financial Officer and Director	March 27, 2009
Brad Bernstein

/s/ Morry F. Rubin	Chief Executive Officer Director and Co-Chairman	March 27, 2009
Morry F. Rubin	of the Board

/s/ George Rubin	Co-Chairman of the Board	March 27, 2009
George Rubin

/s/ E. Anthony Woods	Director	March 27, 2009
E/ Anthony Woods

/s/ Kenneth Smalley	Director	March 27, 2009
Kenneth Smalley

Morry F. Rubin, Brad Bernstein, George Rubin, E. Anthony Woods and Kenneth Smalley represent all the current members of the Board of Directors.