Form 10-Q
period 2009-03-31
Anchor Funding Services, Inc.
filed 2009-05-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [   ]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of March 31, 2009, the Company had a total of 12,940,378 shares of Common Stock outstanding, excluding 1,314,369 outstanding shares of Series 1 Preferred Stock convertible into 6,571,845 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report
Table of Contents

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$369,387	$401,104
Retained interest in purchased accounts receivable, net	4,394,063	4,292,366
Earned but uncollected fee income	114,130	87,529
Prepaid expenses and other	92,828	116,950
Deferred financing cost	121,212	85,131
Total current assets	5,091,620	4,983,079

PROPERTY AND EQUIPMENT, net	67,009	70,181

DEFERRED FINANCING COSTS, non-current	191,734	156,073

SECURITY DEPOSITS	19,500	19,500

	$5,369,863	$5,228,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$1,538,941	$1,187,224
Accounts payable	143,566	122,900
Accrued payroll and related taxes	60,174	35,067
Accrued expenses	19,735	45,141
Collected but unearned fee income	63,351	58,707
Loan fees payable	50,000	50,000
Preferred dividends payable	129,635	0
Total current liabilities	2,005,402	1,499,039

LOAN FEES PAYABLE, non-current	50,000	50,000

TOTAL LIABILITIES	2,055,402	1,549,039

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	5,361,512	5,361,512
COMMON STOCK	12,941	12,941
ADDITIONAL PAID IN CAPITAL	1,750,699	1,660,516
ACCUMULATED DEFICIT	(3,810,691)	(3,355,175)
	3,314,461	3,679,794

	$5,369,863	$5,228,833

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008

	(Unaudited)	(Unaudited)
	2009	2008
FINANCE REVENUES	$404,278	$211,661
INTEREST EXPENSE, net - financial institution	(12,899)	-
INTEREST INCOME	-	23,617

NET FINANCE REVENUES	391,379	235,278
(PROVISION) FOR CREDIT LOSSES / BENEFIT FOR
RECOVERIES	(6,063)	6,096

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	385,316	241,374

OPERATING EXPENSES	711,197	664,255

LOSS BEFORE INCOME TAXES	(325,881)	(422,881)

INCOME TAXES	-	-

NET LOSS	(325,881)	(422,881)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(129,635)	(136,404)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(455,516)	$(559,285)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDER, per share
Basic	$(0.04)	$(0.05)

Dilutive	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	12,940,378	12,100,860

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2009

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit

Beginning Balance, December 31, 2008 (audited)	$5,361,512	$12,941	$1,660,516	$(3,355,175)

Provision for compensation expense related to issued stock options	-	-	2,607	-

Benefit for compensation expense related to expired stock options	-	-	(8,424)	-

Stock options issued to directors/officers related to financing agreement obtained	-	-	96,000	-

To record preferred stock dividends	-	-	-	(129,635)

Net loss for the quarter ended March 31, 2009	-	-	-	(325,881)

Ending Balance, March 31, 2009 (unaudited)	$5,361,512	$12,941	$1,750,699	$(3,810,691)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss:	$(325,881)	$(422,881)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	13,047	8,531
Provision for uncollectible accounts	6,063	-
Compensation expense related to issuance of stock options	(5,817)	6,398
Amortization of loan fees	24,257	-
Changes in operating assets and liabilities:
Increase in retained interest in purchased
accounts receivable	(107,760)	(491,249)
Increase in earned but uncollected fee income	(26,601)	(15,284)
Decrease (increase) in prepaid expenses and other	24,122	(19,542)
Increase in accounts payable	20,666	34,946
Increase in collected but unearned fee income	4,644	3,777
Increase in accrued payroll and related taxes	25,107	5,689
Decrease in accrued expenses	(25,406)	(39,388)
Net cash used in operating activities	(373,560)	(929,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,874)	(5,973)
Net cash used in investing activities	(9,874)	(5,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	351,717	-
Net cash provided by financing activities	351,717	0

DECREASE IN CASH	(31,717)	(934,976)

CASH, beginning of period	401,104	3,499,044

CASH, end of period	$369,387	$2,564,068

See Note 12 for supplemental disclosures of cash flow

The accompanying notes to the consolidated financial statements are an integral part of these statements.

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2009 and 2008

The Consolidated Balance Sheet as of March 31, 2009, the Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2009 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2009 and 2008 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2009 and results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2008.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. and its wholly owned subsidiary, Anchor Funding Services, LLC (“the Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee - Fixed transaction fees are derived from a fixed percentage of the purchased invoice.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee -  Variable transaction fees vary based on the length of time the purchased invoice is outstanding.   As specified in its contract with the client, the Company charges variable increasing percentages of the purchased invoice as time elapses from the purchase date to the collection date.

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

Management considered approximately $101,000 of their March 31, 2009 and $94,000 of their December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

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

In March 2009, the Company issued stock options to its Chief Executive Officer and President (see Note 7).  These options were issued to reward these executive’s for providing personal guarantees on the Company’s financing agreement obtained in November of 2008 (see Note 5).  The fair value of these options were computed as specified by current accounting standards (see Note 7) and recorded as deferred financing costs.  This amount will be amortized to operations over the remaining term of the financing agreement.

As of March 31, 2009 and December 31, 2008, the total amount capitalized and accumulated amortization is as follows:

	March 31, 2009	December 31, 2008

Cash paid or payable	$246,634	$246,634
Stock options granted	96,000	-
Accumulated amortization	(29,688)	(5,431)

	$312,946	$241,203

The net amount is classified in the balance sheets based on future expected amortization as follows:

	March 31, 2009	December 31, 2008

Current	$121,212	$85,131
Non-current	191,734	156,073

	$312,946	$241,204

The loan agreement requires $100,000 of these costs to be paid as follows:

2009	$50,000
2010	50,000

$100,000

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $87,000 and $151,400 for the quarters ending March 31, 2009 and 2008, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share.  For the quarters ending March 31, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation – The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 7 for the impact on the operating results for the quarters ended March 31, 2009 and 2008.

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

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements plus deferred income taxes related to the differences between financial statement and taxable income.

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

The Company recognizes in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company analyzed all its tax positions, including tax positions taken and those expected to be taken.

For the quarters ended March 31, 2009 and 2008, the Company recognized no liability or benefit for uncertain tax positions (see Note 10).

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	March 31, 2009	December 31, 2008
Purchased accounts receivable outstanding	$5,375,462	$5,340,975
Reserve account	(880,831)	(954,104)
Allowance for uncollectible accounts	(100,568)	(94,505)

	$4,394,063	$4,292,366

Total accounts receivable purchased were approximately $11,397,000 and $6,038,000 for the quarters ended March 31, 2009 and March 31, 2008, respectively.

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

Industry	March 31, 2009	December 31, 2008
Staffing	$670,184	$1,049,623
Transportation	1,561,906	1,666,895
Publishing	2,664	2,664
Construction	5,218	5,218
Service	2,149,376	1,417,615
Other	105,283	244,856

	$4,494,631	$4,386,871

4.  PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated
	Useful Lives	March 31, 2009	December 31, 2008
Furniture and fixtures	2-5 years	$33,960	$33,960
Computers and software	3-7 years	130,888	121,012
		164,848	154,972
Less accumulated depreciation		(97,839)	(84,791)

		$67,009	$70,181

5.  DUE FROM/TO FINANCIAL INSTITUTION:

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

The agreement, among other covenants, requires the Company to maintain certain financial ratios.  As of March 31, 2009 and December 31, 2008, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.  Accrued dividends at March 31, 2009 and December 31, 2008 were $129,635 and $0 respectively.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of March 31, 2009 and December 31, 2008 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock

Balance, December 31, 2008	1,314,359	12,940,378

Balance, March 31, 2009	1,314,359	12,940,378

7. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

Employee/Directors
The Company has employment and stock option agreements with its Chief Executive Officer, Morry Rubin (“M. Rubin”) and its President, Brad Bernstein (“B. Bernstein”)

The following summarizes M. Rubin’s employment agreement and stock options:

•	The employment agreement (dated January 31, 2007) with M. Rubin retains his services as Co-chairman and Chief Executive Officer for a three-year period.

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

•
10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the options was one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009.

•
10-year options to purchase 250,000 shares exercisable at $.62 per share, pursuant to agreements entered into in March 2009.  These options were issued in March 2009 in connection with a personal guarantee provided to a financial institution (see Note 5).  These options were recorded as deferred financing costs and will be amortized to operations over the remaining life of the line of credit agreement.

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement (dated January 31, 2007) with B. Bernstein retains his services as President for a three-year period.

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

•
 10-year options to purchase 250,000 shares exercisable at $.62 per share, pursuant to agreements entered into in March 2009.  These options were issued in March 2009 in connection with a personal guarantee provided to a financial institution (see Note 5).  These options were recorded as deferred financing costs and will be amortized to operations over the remaining life of the line of credit agreement.

Outside Directors
The Company entered into stock option agreements with outside directors. The following summarizes stock option agreements entered into with these directors:

•
As of March 31, 2008, there were 460,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.  The exercise period for these options is 10 years.  Vesting of the options was one-third immediately, one-third from the grant date and the remainder two years from grant date.  If any director ceases serving the Company for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.  In December 2008, one of these directors resigned.  As of March 31, 2009, all options granted to this director expired.

As of March 31, 2009, there were 280,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.  The exercise period for these options is 10 years.  All of these options are fully vested.  If any director ceases serving the Company for any reason, the options must be exercised within 90 days after the director ceases serving as a director.

Managerial Employees
The following summarizes stock option agreements entered into with five managerial employees:

•
10-year options to purchase 69,000 shares exercisable at $1.00 to $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. The grant dates vary from September 2007 to March 2009.  Vesting periods range from one to four years.  If any employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following table summarizes information about stock options as of March 31, 2009:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$.62 to $1.25	2,445,000	10 years	2,318,833

The Company records the issuance of these options in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price range of $.0468 to $.19:

Exercise price	$.62 to $1.25
Term	10 years
Volatility	83% to 250%
Dividends	0%
Discount rate	2.82% to 4.75%

The approximate financial effect of these options to record over their life is as follows:

Options to value	1,945,000	500,000	2,445,000
Option value	$0.0468	$0.1920

	$91,026	$96,000	$187,026

The pre-tax fair value recorded for these options in the statement of operations for the quarters ending March 31, 2009 and 2008 was as follows:

	March 31, 2009	March 31, 2008

Fully vested stock options	$1,982	$2,080
Unvest portions of stock options	625	4,318

	2,607	6,398
Benefit for expired stock options	(8,424)	-

(Benefit) provision, net	$(5,817)	$6,398

8. STOCK WARRANTS:
In connection with the Company’s initial public offering in 2007, the Company issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

 The following table summarizes information about stock warrants as of March 31, 2009:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500

9.  CONCENTRATIONS:

Revenues – During the quarters ending March 31, 2009 and March 31, 2008, the Company recorded revenues from United States companies in the following industries:

Industry	March 31, 2009	March 31, 2008
Staffing	$76,006	$83,101
Transportation	159,735	50,815
Construction	-	1,367
Service	154,404	61,780
Other	14,133	14,598

	$404,278	$211,661

Major Customers – The Company had the following transactions and balances with unrelated customers (1 in quarter ending March 31, 2009 and 2 in quarter ending March 31, 2008) which represent 10 percent or more of its revenues for the quarters ending March 31, 2009 and 2008 as follows:

For the quarter
ended March 31, 2009

Revenues	$50,567

As of March 31,2009
Purchased accounts
receivable outstanding	$719,288

	For the quarter
	ended March 31, 2008

Revenues	$30,534	$26,360

	As of March 31,2008
Purchased accounts
receivable outstanding	$170,527	$395,317

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

10.  INCOME TAXES:
The income tax benefit for the quarters ending March 31, 2009 and 2008 consists of the following:

	March 31, 2009	March 31, 2008

Current provision	$0	$0
Deferred benefit	121,000	166,000

	121,000	166,000

Valuation reserve	(121,000)	(166,000)

	$0	$0

The net operating loss carryforward generated in the quarters ending March 31, 2009 and 2008 was approximately $323,000 and $421,000, respectively.  The deferred tax assets related to these net operating loss carryforwards was approximately $121,000 and $166,000 as March 31, 2009 and 2008, respectively.  These deferred tax assets have been reduced by valuation allowances.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.

11. FACILITY LEASES:
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

The rental expense for the quarters ending March 31, 2009 and 2008, was approximately $34,800 and $34,300, respectively.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest for the quarters ended March 31, 2009 and 2008 was $12,900 and $0, respectively.

Non-cash financing and investing activities consisted of the following:

For the quarter ending March 31, 2009-

None

For the quarter ending March 31, 2008-

94,685 preferred shares issued in satisfaction of the accrued dividend obligation as of December 31, 2007.

Exchange of 120,000 preferred shares for 606,690 of common shares.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2008. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2008 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections support and assumption of risk of customer default. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida which includes sales and marketing functions.

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to credit provisions, intangible assets, contingencies, litigation and income taxes.  Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

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

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee -  Fixed transaction fees are derived from a fixed percentage of the purchased invoice.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee -  Variable transaction fees vary based on the length of time the purchased invoice is outstanding.   As specified in its contract with the client, the Company charges variable increasing percentages of the purchased invoice as time elapses from the purchase date to the collection date.

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

Management considered approximately $101,000 of their March 31, 2009 and $94,000 of their December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

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

In March 2009, the Company issued stock options to its Chief Executive Officer and President (see Note 7).  These options were issued to reward these executive’s for providing personal guarantees on the Company’s financing agreement obtained in November of 2008 (see Note 5).  The fair value of these options were computed as specified by current accounting standards (see Note 7) and recorded as deferred financing costs.  This amount will be amortized to operations over the remaining term of the financing agreement.

As of March 31, 2009 and December 31, 2008, the total amount capitalized and accumulated amortization is as follows:

	March 31, 2009	December 31, 2008

Cash paid or payable	$246,634	$246,634
Stock options granted	96,000	-
Accumulated amortization	(29,688)	(5,431)

	$312,946	$241,203

The net amount is classified in the balance sheets based on future expected amortization as follows:

	March 31, 2009	December 31, 2008

Current	$121,212	$85,131
Non-current	191,734	156,073

	$312,946	$241,204
The loan agreement requires $100,000 of these costs to be as follows:

2009	$50,000
2010	50,000

$100,000

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $87,000 and $151,400 for the quarters ending March 31, 2009 and 2008, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share.  For the quarters ending March 31, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation – The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 7 for the impact on the operating results for the quarters ended March 31, 2009 and 2008.

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

Income Taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements plus deferred income taxes related to the differences between financial statement and taxable income.

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

The Company recognizes in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company analyzed all its tax positions, including tax positions taken and those expected to be taken.

For the quarters ended March 31, 2009 and 2008, the Company recognized no liability or benefit for uncertain tax positions (see Note 10).

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Finance revenues increased 91.1% for the three months ended March 31, 2009 to $404,278 compared to $211,661 for the comparable period of the prior year.   The change in revenue and resulting reduction in net loss described below was primarily due to an increase in the number of clients. As of March 31, 2009, the Company had 94 active clients compared to 64 active clients as of March 31, 2008.

The Company had interest expense of $12,899 for the three months ended March 31, 2009 compared to interest income of $23,617 for the three months ended March 31, 2008. This change is primarily the result of the decrease in cash in interest bearing accounts due to the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $6,063 for the three months ended March 31, 2009 compared to a benefit for recoveries for the three months ended March 31, 2008 of $6,096.

Operating expenses for three months ended March 31, 2009 were $711,197 compared to $664,255 for the three months ended March 31, 2008, an 7.1% increase.  This increase is primarily attributable to the Company’s incurring additional costs to grow Anchor’s core business and support the growth.

Net loss for the three months ended March 31, 2009 was $(325,881) compared to $(422,881) for the three months ended March 31, 2008.

The following table compares the operating results for the three months ended March 31, 2009 and March 31, 2008:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Finance revenues	$404,278	$211,661	$192,617	91.1
Interest income (expense), net	(12,899)	23,617	(36,516)
Net finance revenues	391,379	235,278	156,101	66.4
Benefit for recoveries (Provision for credit losses)	(6,063)	6,096
Finance revenues, net of interest expense and credit losses	385,316	241,374	143,942	59.6
Operating expenses	711,197	664,255	46,942	7.1
Net loss before income taxes	(325,881)	(422,881)	97,000
Income tax (provision) benefit:
Net loss	$(325,881)	$(422,881)	$97,000

Client Accounts

As of and for the three months ended March 31, 2009, we have  three clients that account for an aggregate of approximately 32.3% of our accounts receivable portfolio and  approximately 30.9% of our revenues. The transactions and balances with these clients as of and for the three months ended March 31, 2009 are summarized below:

		Percentage of Revenues for
	Percentage of Accounts Receivable Portfolio as of	The Three Months Ended
Entity	March 31, 2009	March 31, 2009
Transportation Company in Virginia	13.4	13.2
Medical Staffing Company in New York	5.5	7.2
Pharmaceutical manufacturer in Arizona	13.4	10.5

A client’s fraud could cause us to suffer material losses.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $373,560 for the three months ended March 31, 2009 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. Cash used for operating assets and liabilities was primarily due to an increase of $107,760 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $929,003 for the three months ended March 31, 2008 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. Cash used for operating assets and liabilities was primarily due to an increase of $491,249 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments a

Cash Flows from Investing Activities

            For the three months ended March 31, 2009, net cash used in investing activities was $9,874 for the purchase of property and equipment. For the three months ended March 31, 2008, net cash used in investing activities was $5,973 for the purchase of property and equipment

Cash Flows from Financing Activities

Net cash provided by financing activities was $351,717 for the three months ended March 31, 2009 and was primarily due to increased borrowings from a financial institution to fund the purchase of accounts receivable.
Net cash provided by financing activities was $0 for the three months ended March 31, 2008.

2007 Financing

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

ITEM 2.	CHANGES IN SECURITIES.

(a)                  For the three months ended March 31, 2009, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

March 2009	Common Stock Options	51,500	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, directors and/or officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

March 2009	Common Stock Options	500,000	Securities granted outside Equity Compensation Plan; no cash received; no commissions paid	Employees, directors and/or officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

(b)  Rule 463 of the Securities Act is not applicable to the Company.
(c)  In the three months ended March 31, 2009, there were no repurchases by the Company of its Common
      Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

                       Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                       Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.             EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Loan and Security Agreement (1)

10.9	Revolving Note (1)

10.10	Debt Subordination Agreement (1)

10.11	Guaranty Agreement (Morry Rubin) (1)

10.12	Guaranty Agreement (Brad Bernstein) (1)

10.13	Continuing Guaranty Agreement (1)

10.14	Pledge Agreement (1)

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – Results of Operations – First Quarter 2009*
_______________

*Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: May 14, 2009	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: May 14, 2009	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer