Form 10-Q
period 2009-06-30
Anchor Funding Services, Inc.
filed 2009-08-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2009

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

As of June 30, 2009, the Company had a total of 12,940,378 shares of Common Stock outstanding, excluding 1,314,369 outstanding shares of Series 1 Preferred Stock convertible into 6,571,845 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	June	December
	30, 2009	31, 2008
CURRENT ASSETS:
Cash	$382,648	$401,104
Retained interest in purchased accounts receivable, net	4,287,428	4,292,366
Earned but uncollected fee income	101,764	87,529
Other receivable	215,152	-
Deferred financing costs, current	145,454	85,130
Prepaid expenses and other	77,962	116,950
Total current assets	5,210,408	4,983,079

PROPERTY AND EQUIPMENT, net	56,265	70,181

DEFERRED FINANCING COSTS, non-current	-	156,073

SECURITY DEPOSITS	19,500	19,500

	$5,286,173	$5,228,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$1,972,464	$1,187,224
Accounts payable	79,748	122,900
Loan fees payable	-	50,000
Accrued payroll and related taxes	64,596	35,067
Accrued expenses	19,708	45,141
Collected but unearned fee income	52,339	58,707
Preferred dividends payable	260,711	-
Total current liabilities	2,449,566	1,499,039

LOAN FEES PAYABLE, non-current	-	50,000

TOTAL LIABILITIES	2,449,566	1,549,039

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	5,361,512	5,361,512
COMMON STOCK	12,941	12,941
ADDITIONAL PAID IN CAPITAL	1,751,693	1,660,516
ACCUMULATED DEFICIT	(4,289,539)	(3,355,175)
	2,836,607	3,679,794

	$5,286,173	$5,228,833

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the quarters ending June 30,		For the six months ending June 30,
	2009	2008	2009	2008
FINANCE REVENUES	$393,202	$273,516	$797,480	$485,177
INTEREST EXPENSE - financial institution	(20,718)	-	(33,617)	-
INTEREST INCOME	-	10,902	-	34,519

NET FINANCE REVENUES	372,484	284,418	763,863	519,696
PROVISION FOR CREDIT LOSSES	(21,646)	(11,140)	(27,709)	(5,044)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	350,838	273,278	736,154	514,652

OPERATING EXPENSES	698,610	557,650	1,409,807	1,221,905

NET LOSS BEFORE INCOME TAXES	(347,772)	(284,372)	(673,653)	(707,253)

INCOME TAXES:
Current	-	-	-	-
Deferred	-	-	-	-

Total	0	0	0	0

NET LOSS	(347,772)	(284,372)	(673,653)	(707,253)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(131,076)	(124,777)	(260,711)	(261,181)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(478,848)	$(409,149)	$(934,364)	$(968,434)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDER, per share
Basic	$(0.04)	$(0.03)	$(0.07)	$(0.08)

Dilutive	$(0.04)	$(0.03)	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	12,940,378	12,883,803	12,940,378	12,500,507

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2009

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit

Balance, December 31, 2008 (audited)	$5,361,512	$12,941	$1,660,516	$(3,355,175)

Provision for compensation expense related to issued stock options	-	-	3,601	-

Benefit for compensation expense related to expired stock options	-	-	(8,424)	-

Stock options issued to directors/officers related to financing agreement obtained	-	-	96,000	-

Preferred stock dividends	-	-	-	(260,711)

Net loss for the six months ended June 30, 2009	-	-	-	(673,653)

Balance, June 30, 2009 (unaudited)	$5,361,512	$12,941	$1,751,693	$(4,289,539)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss:	$(673,653)	$(707,253)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	24,945	20,653
Compensation expense (benefit) related to issuance of
stock options	(4,823)	10,257
Allowance for uncollectible accounts	21,646	5,044
Amortization of loan fees	50,115	-
Increase in retained interest in purchased
accounts receivable	(16,708)	(1,046,300)
Increase in earned but uncollected	(14,235)	(21,831)
Other receivable	(215,152)	-
Decrease in prepaid expenses and other	38,988	7,769
Decrease in accounts payable	(1,518)	(19,636)
Increase (decrease) in accrued payroll and related taxes	29,529	(5,164)
(Decrease) increase in collected but not earned	(6,368)	3,915
Decrease in accrued expenses	(25,433)	(40,495)
Net cash used in operating activities	(792,667)	(1,793,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,029)	(17,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financial institution, net	785,240	-

DECREASE IN CASH	(18,456)	(1,811,038)

CASH, beginning of period	401,104	3,499,044

CASH, end of period	$382,648	$1,688,006

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

Notes To Condensed Financial Statements

Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

The Consolidated Balance Sheet as of June 30, 2009, the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008 are necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-KSB for our fiscal year ended December 31, 2008.

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

2)
Variable Transaction Fee - Variable transaction fees vary based on the length of time the purchased invoice is outstanding.   As specified in its contract with the customer, the Company charges variable increasing percentages of the purchased invoice as time elapses from the purchase date to the collection date.

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

Management considered approximately $122,000 and $94,000 of their June 30, 2009 and December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

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

In March 2009, the Company issued stock options to its Chief Executive Officer and President.  These options were issued to reward these executive’s for providing personal guarantees on the Company’s financing agreement obtained in November of 2008 (see Note 5).  The fair value of these options were computed as specified by current accounting standards (see Note 7) and recorded as deferred financing costs.  This amount will be amortized to operations over the remaining term of the financing agreement.

In May 2009, the terms of the financing agreement were amended.  One of the amendments was to remove the Company from its obligation to pay the lender $100,000 in loan fees.  Also, in May the Company negotiated a reduction in legal fees charged by their corporate attorney related to work done on this financing agreement.  This reduction was approximately $41,600.

The expiration date of the financing agreement was also amended in May 2009. Under the initial terms the financing agreement was scheduled to expire in November 2011. Under the amended terms the financing agreement will expire on December 31, 2009.

As of June 30, 2009 and December 31, 2008, the total amount capitalized and accumulated amortization is as follows:

	June 30, 2009	December 31, 2008

Cash paid or payable	$105,000	$246,634
Stock options granted	96,000	-
Accumulated amortization	(55,546)	(5,431)

	$145,454	$241,203

The net amount is classified in the balance sheets based on future expected amortization as follows:

	June 30, 2009	December 31, 2008

Current	$145,454	$85,130
Non-current	-	156,073

	$145,454	$241,203

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the six months ending June 30,
2009	2008
$173,000	$230,600
For the quarters ending June 30,
2009	2008
$86,000	$79,200

Earnings per Share – Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have a dilutive effect if the average price of common stock during the period exceeds the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share. For the quarters and six months ending June 30, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation – The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 7 for the impact on the operating results for the six months ended June 30, 2009 and 2008.

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

For the six months ended June 30, 2009 and 2008, the Company recognized no liability or benefit for uncertain tax positions (see Note 10).

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	June 30, 2009	December 31, 2008

Purchased accounts receivable outstanding	$5,118,364	$5,340,975
Reserve account	(708,722)	(954,104)
Allowance for uncollectible accounts	(122,214)	(94,505)

	$4,287,428	$4,292,366

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

	June 30, 2009	December 31, 2008
Staffing	$578,675	$1,049,623
Transportation	1,629,424	1,666,895
Publishing	3,748	2,664
Construction	5,218	5,218
Service	1,992,031	1,417,615
Other	200,547	244,856

	$4,409,642	$4,386,871

Total accounts receivable purchased were as follows:

For the six months ending June 30,
2009	2008

$24,496,000	$13,596,000

For the quarters ending June 30,
2009	2008

$13,099,000	$7,558,000

4.  PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated	June 30,	December 31,
	Useful Lives	2009	2008
Furniture and fixtures	2-5 years	$33,960	$33,960
Computers and software	3-7 years	132,041	121,012
		166,001	154,972
Less accumulated depreciation		(109,736)	(84,791)

		$56,265	$70,181

5.  DUE FROM/TO FINANCIAL INSTITUTION:

In November 2008, the Company entered into an agreement with a financial institution to finance the factoring of receivables and to provide ongoing working capital.  The agreement is a revolving credit facility that allows the Company to borrow up to a maximum amount, subject to a borrowing base formula.  This agreement was amended in May 2009.

The original agreement permitted the Company to borrow up to $15,000,000; the amended agreement lowers the maximum borrowing amount to $5,000,000.  The original agreement was scheduled to expire in November 2011; the amended agreement expires on December 31, 2009.  The amended agreement requires the Company to pay a $50,000 fee if any amounts are unpaid on the expiration date.

In the event the Company is not able to obtain replacement financing for this revolving credit facility on or before its expiration date (December 31, 2009) sever liquidity problems could occur.

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

The original agreement, among other covenants, required the Company to maintain certain financial ratios.  The amended agreement revised the financial ratio covenants.  As of June 30, 2009 and December 31, 2008, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.  Accrued dividends at June 30, 2009 and December 31, 2008 were $260,711 and $0.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of June 30, 2009 and December 31, 2008 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock

Balance, December 31, 2008	1,314,359	12,940,378

Balance, June 30, 2009	1,314,359	12,940,378

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

Outside Directors
The Company entered into stock option agreements with outside directors. The following summarizes stock option agreements entered into with these directors:

•
As of December 31, 2008, there were 460,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.  The exercise period for these options is 10 years.  Vesting of the options was one-third immediately, one-third one year from the grant date and the remainder two years from grant date.  If any director ceases serving the Company for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.  In December 2008, one of these directors resigned.  As of June 30, 2009, all options granted to this director expired.

As of June 30, 2009, there were 280,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.  The exercise period for these options is 10 years.  All of these options are fully vested.  If any director ceases serving the Company for any reason, the options must be exercised within 90 days after the director ceases serving as a director.

Managerial Employees
The following summarizes stock option agreements entered into with five managerial employees:

•
As of June 30, 2009, 10-year options to purchase 69,000 shares exercisable at $1.00 to $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan were granted. The grant dates vary from September 2007 to March 2009.  Vesting periods range from one to four years.  If any employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following table summarizes information about stock options as of June 30, 2009:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$.62 to $1.25	2,445,500	10 years	2,318,833

The Company records the issuance of these options in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468 to $.1920:

Exercise price	$.62 to $1.25
Term	10 years
Volatility	83% to 250%
Dividends	0%
Discount rate	2.82% to 4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,945,500	500,000	2,445,500
Option price	$0.0468	$0.1920
Total expense to recognize over
life of options	$91,049	$96,000	$187,049

The pre-tax fair value recorded for these options in the statement of operations for the six months ended June 30, 2009 and 2008 was as follows:

	For the six	For the six
	months ended	months ended
	June 30, 2009	June 30, 2008

Fully vested stock options	$1,759	$2,548
Unvested portion of stock options	1,842	7,709

	3,601	10,257

Benefit for expired stock options	(8,424)	-

(Benefit) provision, net	$(4,823)	$10,257

8. STOCK WARRANTS:
In connection with the Company’s initial public offering in 2007, the Company issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes pricing model to compute a per warrant price $.0462:

 The following table summarizes information about stock warrants as of June 30, 2009:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

9.  CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the six months ending June 30,

	2009	2008

Staffing	$143,164	$152,583
Transportation	300,022	166,428
Construction	-	2,869
Service	321,748	138,250
Other	32,546	25,047

	$797,480	$485,177

Industry	For the quarter ending June 30,

	2009	2008

Staffing	$60,840	$71,322
Transportation	143,454	113,190
Construction	-	1,515
Service	170,008	76,633
Other	18,900	10,859

	$393,202	$273,519

Major Customers – The Company had the following transactions and balances with unrelated customers (1 for the six months ending June 30, 2009 and 30, 2008, respectively) which represent 10 percent or more of its revenues for the six months June 30, 2009 and 2008 as follows:

	For the six	For the six
	months ended	months ended
	June 30, 2009	June 30, 2008

Revenues	$80,700	$48,900

	As of	As of
	June 30,2009	June 30,2008
Purchased accounts
receivable outstanding	$545,300	$308,600

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

10.  INCOME TAXES:
The income tax benefit for the six months ending June 30, 2009 and 2008 consists of the following:

	June	June
	30, 2009	30, 2008

Current provision	$0	$0
Deferred benefit	239,000	251,000

	239,000	251,000

Valuation reserve	(239,000)	(251,000)

	$0	$0

The net operating loss carryforward generated in the six months ending June 30, 2009 and 2008 was approximately $646,500 and $689,000, respectively.  The deferred tax assets related to these net operating loss carryforwards was approximately $239,000 and $251,000 as June 30, 2009 and 2008, respectively.  These deferred tax assets have been reduced by valuation allowances.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.

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

Total rent expense for the six months ending June 30, 2009 and 2008 was approximately $69,000 and $63,000 respectively.

12. OTHER RECEIVABLE:

Other receivable represents an amount due from a customer that the Company had purchased accounts receivable from.  In June of 2009, the Company learned that the accounts receivable purchased from this customer were not paid to the Company, but to another party.  The Company’s factoring and security agreements provide the Company with several remedies for collecting.  The Company intends to pursue all collection remedies available to them under their factoring and security agreements, including personal guarantees by the customer’s principals.  As of June 30, 2009, the Company believes these funds will be collected and has ceased accruing fees on the invoices.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest for the six months ended June 30, 2009 and 2008 was $34,000 and $0 respectively.

Non-cash financing and investing activities consisted of the following:

For the six months ending June 30, 2009 -

None.

For the six months ending June 30, 2008 -

94,685 preferred shares issued in satisfaction of the accrued dividend obligation as of December 31, 2007.

Exchange of 220,366 preferred shares for 1,119,613 of common shares.

14.  RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1).  FSP SFAS 107-1 and APB 28-1 amend the disclosure requirements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements.  Previously, these disclosures were required only in annual financial statements.  FSP SFAS 107-1 and APB 28-1 are effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  In periods after initial adoption, FSP SFAS 107-1 and APB 28-1 require comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption.  The Company was not impacted by the adoption of this pronouncement.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issues or are available to be issued.  This FASB was effective for interim and annual periods ending after June 15, 2009.  The Company has complied with the requirements of FASB 165.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38-76.  The Company does not expect that adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

15.  SUBSEQUENT EVENTS:
Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were available to be issued.

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

2)
Variable Transaction Fee - Variable transaction fees vary based on the length of time the purchased invoice is outstanding.   As specified in its contract with the customer, the Company charges variable increasing percentages of the purchased invoice as time elapses from the purchase date to the collection date.

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

Management considered approximately $122,000 and $94,000 of their June 30, 2009 and December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

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

In March 2009, the Company issued stock options to its Chief Executive Officer and President.  These options were issued to reward these executive’s for providing personal guarantees on the Company’s financing agreement obtained in November of 2008 (see Note 5).  The fair value of these options were computed as specified by current accounting standards (see Note 7) and recorded as deferred financing costs.  This amount will be amortized to operations over the remaining term of the financing agreement.

In May 2009, the terms of the financing agreement were amended.  One of the amendments was to remove the Company from its obligation to pay the lender $100,000 in loan fees.  Also, in May the Company negotiated a reduction in legal fees charged by their corporate attorney related to work done on this financing agreement.  This reduction was approximately $41,600.

The expiration date of the financing agreement was also amended in May 2009. Under the initial terms the financing agreement was scheduled to expire November 2011. Under the amended terms the financing agreement will expire on December 31, 2009.

As of June 30, 2009 and December 31, 2008, the total amount capitalized and accumulated amortization is as follows:

	June 30, 2009	December 31, 2008

Cash paid or payable	$105,000	$246,634
Stock options granted	96,000	-
Accumulated amortization	(55,546)	(5,431)

	$145,454	$241,203

The net amount is classified in the balance sheets based on future expected amortization as follows:

	June 30, 2009	December 31, 2008

Current	$145,454	$85,130
Non-current	-	156,073

	$145,454	$241,203

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the six months ending June 30,
2009	2008
$173,000	$230,600
For the quarters ending June 30,
2009	2008
$86,000	$79,200

Earnings per Share – Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share includes the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have a dilutive effect if the average price of common stock during the period exceeds the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share. For the quarters and six months ending June 30, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation – The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 7 for the impact on the operating results for the six months ended June 30, 2009 and 2008.

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

For the six months ended June 30, 2009 and 2008, the Company recognized no liability or benefit for uncertain tax positions (see Note 10).

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Finance revenues increased 43.8% for the three months ended June 30, 2009 to $393,202 compared to $273,516 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in the number of clients. As of June 30, 2009, the Company had 103 active clients compared to 84 active clients as of June 30, 2008.

The Company had interest expense of $20,718 for the three months ended June 30, 2009 compared to interest income of $10,902 for the three months ended June 30, 2008. This change is primarily the result of the decrease in cash in interest bearing accounts due to the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $21,646 for the three months ended June 30, 2009 compared to a provision for credit losses for the three months ended June 30, 2008 of $11,140.

Operating expenses for three months ended June 30, 2009 were $698,610 compared to $557,650 for the three months ended June 30, 2008, a 25.3% increase.  This increase is primarily attributable to the Company’s incurring additional costs to grow Anchor’s core business and support growth.

Key changes in certain selling, general and administrative expenses:

	Three Months Ended
	June 30,
	2009	2008	$ Change	Explanation
Professional fees	$47,264	$17,852	29,412	Additional legal fees for corporate matters.
Payroll	258,865	198,494	60,371	Increased payroll to support growth initiatives
	$306,129	$216,346	$89,783

Net loss for the three months ended June 30, 2009 was $(347,772) compared to $(284,372) for the three months ended June 30, 2008.

The following table compares the operating results for the three months ended June 30, 2009 and June 30, 2008:
	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
Finance revenues	$393,202	$273,516	$119,686	43.8
Interest income (expense), net	(20,718)	10,902	(31,620)	-
Net finance revenues	372,484	284,418	88,066	31.0
Provision for credit losses	(21,646)	(11,140)
Finance revenues, net of interest expense and credit losses	350,838	273,278	77,560	28.4
Operating expenses	698,610	557,650	140,960	25.3
Net loss before income taxes	(347,772)	(284,372)	(63,400)
Income tax (provision) benefit:
Net loss	$(347,772)	$(284,372)	$(63,400)

Client Accounts

As of and for the three months ended June 30, 2009, we have one client that accounts for an aggregate of approximately 12.5% of our accounts receivable portfolio and  approximately 10.2% of our revenues. The transactions and balances with these clients as of and for the three months ended June 30, 2009 are summarized below:
		Percentage of Revenues for
	Percentage of Accounts Receivable Portfolio as of	The Three Months Ended
Entity	June 30, 2009	June 30, 2009
Transportation Company in Virginia	12.5	10.2

A client’s fraud could cause us to suffer material losses.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Finance revenues increased 64.4% for the six months ended June 30, 2009 to $797,480 compared to $485,177 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in the number of clients. As of June 30, 2009, the Company had 103 active clients compared to 84 active clients as of June 30, 2008.

The Company had interest expense of $33,617 for the six months ended June 30, 2009 compared to interest income of $34,519 for the six months ended June 30, 2008. This change is primarily the result of the decrease in cash in interest bearing accounts due to the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $27,709 for the six months ended June 30, 2009 compared to a provision for credit losses for the six months ended June 30, 2008 of $5,044.

Operating expenses for six months ended June 30, 2009 were $1,409,807 compared to $1,221,905 for the six months ended June 30, 2008, an 15.4% increase.  This increase is primarily attributable to the Company’s incurring additional costs to grow Anchor’s core business and support the growth.

Key changes in certain selling, general and administrative expenses:
	Six Months Ended
	June 30,
	2009	2008	$ Change	Explanation
Professional fees	$89,547	$34,738	54,809	Additional legal fees for corporate matters.
Payroll	490,630	408,301	82,329	Increased payroll to support growth initiatives
Amortization of financing costs	46,411		46,411	Increased amortization of deferred financing costs
	$626,588	$443,039	$183,549

Net loss for the six months ended June 30, 2009 was $(673,653) compared to $(707,253) for the six months ended June 30, 2008.

The following table compares the operating results for the six months ended June 30, 2009 and June 30, 2008:

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
Finance revenues	$797,480	$485,177	$312,303	64.4
Interest income (expense), net	(33,617)	34,519	(68,136)	-
Net finance revenues	763,863	519,696	244,167	47.0
Provision for credit losses	(27,709)	(5,044)
Finance revenues, net of interest expense and credit losses	736,154	514,652	221,502	43.0
Operating expenses	1,409,807	1,221,905	187,902	15.4
Net loss before income taxes	(673,653)	(707,253)	33,600
Income tax (provision) benefit:
Net loss	$(673,653)	$(707,253)	$33,600

Client Accounts

As of and for the six months ended June 30, 2009, we have one client that accounts for an aggregate of approximately 12.5% of our accounts receivable portfolio and  approximately 10.4% of our revenues. The transactions and balances with these clients as of and for the six months ended June 30, 2009 are summarized below:

		Percentage of Revenues for
	Percentage of Accounts Receivable Portfolio as of	The Six Months Ended
Entity	June 30, 2009	June 30, 2009
Transportation Company in Virginia	12.5	10.4

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $792,667 for the six months ended June 30, 2009 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $1,793,041 for the six months ended June 30, 2008 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. Cash used for operating assets and liabilities was primarily due to an increase of $1,046,300 in retained interest in accounts receivable.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the six months ended June 30, 2009, net cash used in investing activities was $11,029 for the purchase of property and equipment.

For the six months ended June 30, 2008, net cash used in investing activities was $17,997 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $785,240 for the six months ended June 30, 2009 and was primarily due to increased borrowings from a financial institution to fund the purchase of accounts receivable.

Net cash provided by financing activities was $0 for the six months ended June 30, 2008.

 Capital Resources

 Based on numerous financial covenants, we currently have the availability to borrow up to $5 million senior credit facility through December 31, 2009 with an institutional asset based lender which advanced funds against up to 85% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. This facility, which is secured by our assets, contains certain covenants related to tangible net worth, change in control and other matters. In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit agreement, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  In the event we are not able to maintain adequate credit facilities for our factoring and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that a replacement facility will be obtained by us on terms satisfactory to us, if at all. Our two executive officers have each personally guaranteed the indebtedness under our existing credit facility up to $250,000 per person for a total of $500,000. We can provide no assurances that personal guarantees will be provided by our executive officers to a new institutional lender or how that may impact the definitive terms of any new facility.

On May 20, 2009, the Registrant amended its Credit Facility to modify certain financial covenants which modifications the Registrant believes are favorable to it. These modifications will immediately increase our leverage to borrow based on our tangible net worth and allow us to use the Credit Facility for factoring portfolio acquisitions. However, the amendment accelerates the expiration date of the Credit Facility from November 21, 2011 to December 31, 2009 and decreases the facility from $15,000,000 to $5,000,000. The Credit Facility continues to contain customary representations and warranties, covenants, events of default and limitations, among other provisions.   The amended agreement requires the Company to pay a $50,000 fee if any amounts are unpaid on the expiration date.

The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and resulting from inflation.  The impact of inflation on operations of the Company is reflected in increased operating costs.  Unlike most industrial companies, almost all of the assets and liabilities of the Company are monetary in nature.  As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

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

ITEM 2.	CHANGES IN SECURITIES.

(a)                  For the six months ended June 30, 2009, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

March 2009	Common Stock Options	51,500	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, directors and/or officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

March 2009	Common Stock Options	500,000	Securities granted outside Equity Compensation Plan; no cash received; no commissions paid	Employees, directors and/or officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

(b)  Rule 463 of the Securities Act is not applicable to the Company.
(c)  In the six months ended June 30, 2009, there were no repurchases by the Company of its Common
      Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                      EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Loan and Security Agreement with Textron Financial Corporation (1)

10.9	Revolving Note (1)

10.10	Debt Subordination Agreement (1)

10.11	Guaranty Agreement (Morry Rubin) (1)

10.12	Guaranty Agreement (Brad Bernstein) (1)

10.13	Continuing Guaranty Agreement (1)

10.14	Pledge Agreement (1)

10.15	Amendment to Loan and Security Agreement with Textron Financial Corporation (2)

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – Results of Operations – Second Quarter 2009*
_______________

*Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).
(2)	Incorporated by reference to Registrant’s Form 8-K filed May 21, 2009 (date of earliest event – May 20, 2009).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: August 13, 2009	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: August 13, 2009	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer