Form 10-K/A
period 2008-12-31
Anchor Funding Services, Inc.
filed 2009-09-11
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___
Commission File Number:  0-52589

                  ANCHOR FUNDING SERIVCES,  INC.

Delaware	20-545-6087
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10801 Johnston Road, Suite 210
Charlotte, North Carolina	28226
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K/A or any amendment to this Form  10-K/A [X].

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

EXPLANATORY NOTE

The purpose of this Amendment is to correct the following errors set forth in the originally filed Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009.

Item 8.	The date of the Independent Auditors Report has been changed from March 27, 2008 to March 27, 2009.

Item 10.	The biography of Kenneth Smalley has been updated and it now states that management considers Mr. Smalley a financial expert.

Item 12.	The security ownership of certain officers and directors both individually and as a group has been corrected as well as the percentages relating thereto.

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

Item 8. Consolidated Financial Statements

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K /A following this page.

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
March 27, 2009

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

Kenneth D. Smalley C.F.A. is currently serving as Managing Director of The Seaport Group, a licensed broker/dealer. Between September 2006 and August 2007, Mr. Smalley served as Chief Financial Officer of Bridgehead Group, a venture company. Mr. Smalley has also been involved in the Legal Finance Industry, specially the Pre-Settlement Legal Financing Sector, as one of the original founders of the Cambridge Management Group and as a leading consultant (March 2005 through September 2006) to the industry.  Previously, Mr. Smalley was the director of the High Yield Portfolio Group at The Dreyfus Corporation from May of 2001 through February of 2005. As Dreyfus’s high yield portfolio manager, he was responsible for the performance of over $1.5 billion in mutual fund assets. Prior to joining Dreyfus, Mr. Smalley was a high-yield portfolio manager and analyst with the Alliance Capital Management Corporation (January 1999 through May 2001). Prior to joining Alliance Capital, he was a high-yield bond trader and analyst at, the PaineWebber Group Inc. (July 1996 through December 1998), NatWest Securities from March 1994 through December 1995, and Nomura Securities from April of 1993 to March of 1994. Mr. Smalley was a credit analyst at Teacher Insurance and Annuity Association from July of 1989 through April of 1993 and began his career in 1985 as a financial analyst at General Electric Co.’s Aircraft Engine Business Group. Mr. Smalley received his M.B.A. from the Stern School in 1989, and is a Chartered Financial Analyst. Mr. Smalley has Series 7, Series 63, Series 86 and Series 87 licenses with Financial Industry Regulatory Authority, Inc.

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

The term “Financial Expert” is defined under Sarbanes - Oxley Act of 2002, as amended,  as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

Board Members Who Are Deemed Independent

Our board of directors has determined that Kenneth Smalley and E. Anthony Woods are each an “independent director” and a “financial expert” as defined in accordance with the definitions above.

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

As of the date of this Form 10-K /A , we have not adopted a code of ethics and none is anticipated until an audit committee is appointed to oversee its anticipated provisions.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned	Shares of Series 1 Preferred Stock Beneficially Owned	% of Shares of Series 1 Preferred Stock Beneficially Owned (8)	% of Shares of Voting Stock Beneficially Owned (9)

Morry F. Rubin (1)	4,987,500	36.0%	-0-	-0-	22.3%

George Rubin (1)	2,964,500	22.9%	-0-	-0-	14.4%

Ilissa and Brad Bernstein (2)	3,200,000	22.6%	-0-	-0-	13.5%

E. Anthony Woods (4)	66,666	*	-0-	-0-	*

Kenneth Smalley (3)	180,000	1.4%	-0-	-0-	*

All officers and directors as a group (five persons) (5)	11,136,666	72.7%	-0-	-0-	47.2%

William Baquet(6)	2,178,944	16.8%	-0-	-0-	10.6%

Buechel Family Ltd Partnership (7)	1,159,050	7.4%	231,810	17.6	6.5%

Buechel Patient Care Research & Education Fund (7)	1,159,050	7.4%	231,810	17.6	6.5%

*	Represents less than 1% of the outstanding shares.
 _____________________
(1)
Morry Rubin’s beneficial ownership includes options to purchase 900,000 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts.

(2)
Of the 3,200,000 shares beneficially owned by them, 2,000,000 common are owned by Illissa Bernstein, Brad Bernstein’s wife. The remaining 1,200,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes options to purchase 180,000 shares of Common Stock.

(4)	Includes options to purchase 66,666 shares of the 100,000 options granted to Mr. Woods.

(5)	Includes all options referenced above.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of August 31, 2009 and relates to our 2007 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	1,936,500	$1.24	163,500

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
September 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brad Bernstein	President, Chief Financial Officer and Director	September 10, 2009
Brad Bernstein

/s/ Morry F. Rubin	Chief Executive Officer Director and Co-Chairman	September 10, 2009
Morry F. Rubin	of the Board

/s/ George Rubin	Co-Chairman of the Board	September 10, 2009
George Rubin

/s/ E. Anthony Woods	Director	September 10, 2009
E/ Anthony Woods

/s/ Kenneth Smalley	Director	September 10, 2009
Kenneth Smalley

Morry F. Rubin, Brad Bernstein, George Rubin, E. Anthony Woods and Kenneth Smalley represent all the current members of the Board of Directors.