Form 10-Q
period 2009-09-30
Anchor Funding Services, Inc.
filed 2009-11-16
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2009

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

As of September 30, 2009, the Company had a total of 13,592,695 shares of Common Stock outstanding, excluding 1,189,484 outstanding shares of Series 1 Preferred Stock convertible into 5,947,420 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	September	December
	30, 2009	31, 2008
CURRENT ASSETS:
Cash	$384,891	$401,104
Retained interest in purchased accounts receivable, net	5,392,420	4,292,366
Earned but uncollected fee income	93,427	87,529
Other receivable	215,152	-
Deferred financing costs, current	72,728	85,130
Prepaid expenses and other	101,131	116,950
Total current assets	6,259,749	4,983,079

PROPERTY AND EQUIPMENT, net	59,353	70,181

DEFERRED FINANCING COSTS, non-current	-	156,073

SECURITY DEPOSITS	19,500	19,500

	$6,338,602	$5,228,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$3,412,936	$1,187,224
Accounts payable	78,940	122,900
Loan fees payable	-	50,000
Accrued payroll and related taxes	50,899	35,067
Accrued expenses	42,305	45,141
Collected but unearned fee income	52,145	58,707
Preferred dividends payable	354,552	-
Total current liabilities	3,991,777	1,499,039

LOAN FEES PAYABLE, non-current	-	50,000

TOTAL LIABILITIES	3,991,777	1,549,039

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	4,736,937	5,361,512
COMMON STOCK	13,594	12,941
ADDITIONAL PAID IN CAPITAL	2,404,608	1,660,516
ACCUMULATED DEFICIT	(4,808,314)	(3,355,175)
	2,346,825	3,679,794
	$6,338,602	$5,228,833

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the quarters ending September 30,		For the nine months ending September 30,
	2009	2008	2009	2008
FINANCE REVENUES	$390,555	$338,356	$1,188,035	823,533
INTEREST EXPENSE - financial institution	(28,722)		(62,339)
INTEREST INCOME		5,087		39,606

NET FINANCE REVENUES	361,833	343,443	1,125,696	863,139
(PROVISION) BENEFIT FOR CREDIT LOSSES	1,706	(226)	(26,003)	(5,270)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	363,539	343,217	1,099,693	857,869

OPERATING EXPENSES	760,461	583,644	2,170,268	1,805,549

NET LOSS BEFORE INCOME TAXES	(396,922)	(240,427)	(1,070,575)	(947,680)

INCOME TAXES:
Current	-	-	-	-
Deferred	-	-	-	-

Total	-	-	-	-

NET LOSS	(396,922)	(240,427)	(1,070,575)	(947,680)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(93,841)	(122,682)	(354,552)	(383,863)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDER	$(490,763)	$(363,109)	$(1,425,127)	(1,331,543)

NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDER, per share
Basic	$(.04)	$(.03)	$(.11)	(.11)

Dilutive	$(.04)	$(.03)	$(.11)	(.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	13,415,664	12,940,168	13,100,548	12,649,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2009

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit

Balance, December 31, 2008 (audited)	$5,361,512	$12,941	$1,660,516	$(3,355,175)

Provision for compensation expense related to issued stock options	-	-	4,582	-

Benefit for compensation expense related to expired stock options	-	-	(8,424)	-

Stock options issued to directors/officers related to financing agreement obtained	-	-	96,000	-

To record conversion of 124,915 preferred shares, plus accrued and declared dividends to 652,587 common shares	(624,575)	653	651,934	(28,012)

Preferred stock dividends	-	-	-	(354,552)

Net loss for the nine months ended September 30, 2009	-	-	-	(1,070,575)

Balance, September 30, 2009 (unaudited)	$4,736,937	$13,594	$2,404,608	$(4,808,314)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the nine months ended September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss:	$(1,070,575)	(947,680)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	21,857	33,798
Compensation (benefit) expense related to issuance of
stock options	(3,842)	16,261
Allowance for uncollectible accounts	21,646	5,270
Amortization of loan fees	122,841	-
Increase in retained interest in purchased
accounts receivable	(1,121,700)	(1,800,239)
Increase in earned but uncollected	(5,898)	(38,527)
Increase in other receivable	(215,152)	-
Decrease (increase) in prepaid expenses and other	15,819	(49,511)
Decrease in security deposits	-	453
(Decrease) increase in accounts payable	(2,326)	13,229
Increase (decrease) in accrued payroll and related taxes	15,832	(14,610)
(Decrease) increase in collected but not earned	(6,562)	16,847
Decrease in accrued expenses	(2,836)	(58,215)
Net cash used in operating activities	(2,230,896)	(2,822,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,029)	(27,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financial institution, net	2,225,712	-

DECREASE IN CASH	(16,213)	(2,850,071)

CASH, beginning of period	401,104	3,499,044

CASH, end of period	$384,891	648,973

The accompanying notes to financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC
Notes To Condensed Financial Statements
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

The Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008 are necessarily indicative of the results to be expected for the full year.

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

Management considered approximately $67,000 and $94,000 of their September 30, 2009 and December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

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

As of September 30, 2009 and December 31, 2008, the total amount capitalized and accumulated amortization is as follows:

	September 30, 2009	December 31, 2008

Cash paid or payable	$105,000	$246,634
Stock options granted	96,000	-
Accumulated amortization	(128,272)	(5,431)

	$72,728	$241,203

The net amount is classified in the balance sheets based on future expected amortization as follows:

	September 30, 2009	December 31, 2008

Current	$72,728	$85,130
Non-current	-	156,073

	$72,728	$241,203

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the nine months ending September 30,
2009	2008
$256,000	$309,000
For the quarters ending September 30,
2009	2008
$83,000	$78,000

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

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share. For the quarters and nine months ending September 30, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation – The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 7 for the impact on the operating results for the nine months ended September 30, 2009 and 2008.

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

The primary differences between financial statement and taxable income for the Company are as follows:

·	Compensation costs related to the issuance of stock options
·	Use of the reserve method of accounting for bad debts
·	Differences in bases of property and equipment between financial and income tax reporting
·	Net operating loss carryforwards.

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

For the nine months ended September 30, 2009 and 2008, the Company recognized no liability or benefit for uncertain tax positions (see Note 10).

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:
Retained interest in purchased accounts receivable consists of the following:

	September 30, 2009	December 31, 2008

Purchased accounts receivable outstanding	$6,525,766	$5,340,975
Reserve account	(1,066,124)	(954,104)
Allowance for uncollectible accounts	(67,222)	(94,505)

	$5,392,420	$4,292,366

Retained interest in purchased accounts receivable consists of United States companies in the following industries:

	September 30, 2009	December 31, 2008
Staffing	$618,057	$1,049,623
Transportation	2,281,632	1,666,895
Construction	5,218	5,218
Service	2,121,856	1,417,615
Other	432,880	247,520

	$5,459,643	$4,386,871

Total accounts receivable purchased were as follows:

For the nine months ending September 30,
2009	2008

$40,846,200	$23,851,600

For the quarters ending September 30,
2009	2008

$16,350,000	$10,255,500

4.  PROPERTY AND EQUIPMENT:
Property and equipment consist of the following:

	Estimated	September 30,	December 31,
	Useful Lives	2009	2008
Furniture and fixtures	2-5 years	$33,960	$33,960
Computers and software	3-7 years	143,682	121,012
		177,642	154,972
Less: accumulated depreciation		118,289	84,791

		$59,353	$70,181

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

In the event the Company is not able to obtain replacement financing for this revolving credit facility on or before its expiration date (December 31, 2009) severe liquidity problems could occur.

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

The original agreement, among other covenants, required the Company to maintain certain financial ratios.  The amended agreement revised the financial ratio covenants.  As of September 30, 2009 and December 31, 2008, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock shall cease to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.  Accrued dividends at September 30, 2009 and December 31, 2008 were $260,711 and $0.

Common Stock – The Company is authorized to issue 40,000,000 shares of $.001 par value Common Stock.  See “Subsequent Events.” Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of September 30, 2009 and December 31, 2008 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock

Balance, December 31, 2008	1,314,359	12,940,378

Balance, September 30, 2009	1,189,484	13,592,965

7. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

Employee/Directors
The Company has employment and stock option agreements with its Chief Executive Officer, Morry Rubin (“M. Rubin”) and its President, Brad Bernstein (“B. Bernstein”)

The following summarizes M. Rubin’s employment agreement and stock options:

·	The employment agreement (dated January 31, 2007) with M. Rubin retains his services as Co-chairman and Chief Executive Officer for a three-year period.

·
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

·
10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the options was one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009.

·
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

The following summarizes B. Bernstein’s employment agreement and stock options:

·	The employment agreement (dated January 31, 2007) with B. Bernstein retains his services as President for a three-year period.

·
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

·
10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the options is one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009.

·
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

Outside Directors
The Company entered into stock option agreements with outside directors. The following summarizes stock option agreements entered into with these directors:

·
As of December 31, 2008, there were 460,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.  The exercise period for these options is 10 years.  Vesting of the options was one-third immediately, one-third one year from the grant date and the remainder two years from grant date.  If any director ceases serving the Company for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.  In December 2008, one of these directors resigned.  As of September 30, 2009, all options granted to this director expired.

As of September 30, 2009, there were 280,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.  The exercise period for these options is 10 years.  Of the 280,000 options, 246,666 are fully vested and the balance of 33,334 options will fully vest on May 28, 2010.  If any director ceases serving the Company for any reason, the options must be exercised within 90 days after the director ceases serving as a director.

Managerial Employees
The following summarizes stock option agreements entered into with five managerial employees:

·
As of September 30, 2009, 10-year options to purchase 56,500 shares exercisable at $1.00 to $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan were granted. The grant dates vary from September 2007 to March 2009.  Vesting periods range from one to four years.  If any employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following table summarizes information about stock options as of September 30, 2009 (it being understood that options to purchase 500,000 shares were granted outside of any compensation plans):

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$.62 to $1.25	2,436,500	10 years	2,314,583

 The Company records the issuance of these options in accordance with SFAS No. 123(R).  The following information was input into a Black Scholes option pricing model to compute a per option price of $.0468 to $.1920:

Exercise price	$.62 to $1.25
Term	10 years
Volatility	83% to 250%
Dividends	0%
Discount rate	2.82% to 4.75%

The financial effect of these options to record over their life is as follows:

Options to value	1,936,500	500,000	2,436,500
Option price	$0.0468	$0.1920
Total expense to recognize over
life of options	$90,628	$96,000	$186,628

The pre-tax fair value recorded for these options in the statement of operations for the nine months ended September 30, 2009 and 2008 was as follows:

	For the nine	For the nine
	months ended	months ended
	September 30, 2009	September 30, 2008

Fully vested stock options	$1,466	$2,548
Unvested portion of stock options	3,116	13,713

	4,582	16,261

Benefit for expired stock options	(8,424)	-

(Benefit) provision, net	$(3,842)	$16,261

8. STOCK WARRANTS:
In connection with the Company’s initial public offering in 2007, the Company issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes pricing model to compute a per warrant price $.0462:

The following table summarizes information about stock warrants as of September 30, 2009:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

9.  CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the nine months ending September 30,

	2009	2008

Staffing	$191,718	$202,746
Transportation	465,738	343,382
Construction	-	4,850
Service	480,935	239,177
Other	49,644	33,378

	$1,188,035	$823,533

Industry	For the quarter ending September 30,

	2009	2008

Staffing	$55,597	$52,348
Transportation	147,876	174,705
Construction	-	1,945
Service	173,493	99,721
Other	13,589	9,637

	$390,555	$338,356

Major Customers – The Company had the following transactions and balances with unrelated customers (one for the nine months ending September 30, 2009) which represent 10 percent or more of its revenues for the nine months ending September 30, 2009 and 2008 as follows:

	For the nine	For the nine
	months ended	months ended
	September 30, 2009	September 30, 2008

Revenues	$124,242	$0

	As of	As of
	September 30,2009	September 30,2008
Purchased accounts
receivable outstanding	$818,985	$0

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

10.  INCOME TAXES:
The income tax benefit for the nine months ending September 30, 2009 and 2008 consists of the following:

	September	September
	30, 2009	30, 2008

Current provision	$0	$0
Deferred benefit	418,000	313,000

	418,000	313,000

Valuation reserve	(418,000)	(313,000)

	$0	$0

The net operating loss carryforward generated in the nine months ending September 30, 2009 and 2008 was approximately $1,070,000 and $921,000, respectively.  The deferred tax assets related to these net operating loss carryforwards was approximately $418,000 and $313,000 as September 30, 2009 and 2008, respectively.  These deferred tax assets have been reduced by valuation allowances.  Management is uncertain if this net operating loss will ever be utilized, therefore it has been fully reserved.

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

Pursuant to an agreement dated as of October 16, 2009, Anchor Funding Services, LLC, entered into an agreement to terminate its Boca Raton lease. Anchor vacated these premises on October 31, 2009. Anchor bought out the lease at a total cost of $100,000 in order to reduce leasing costs of an estimated $100,000 per annum in future reporting periods.

Total rent expense for the nine months ending September 30, 2009 and 2008 was approximately $105,000 and $103,000 respectively.

12. OTHER RECEIVABLE:

Other receivable represents an amount due from a customer that the Company had purchased accounts receivable from.  In June of 2009, the Company learned that the accounts receivable purchased from this customer were not paid to the Company, but to another party.  The Company’s factoring and security agreements provide the Company with several remedies for collecting.  The Company is pursuing all collection remedies available to it under its factoring and security agreements, including personal guarantees by the customer’s principals. The Company has initiated a lawsuit against the customer and its principals. As of September 30, 2009, the Company believes, through the available courses of action,  these funds will be collected and has ceased accruing fees on the invoices. The Company will be monitoring this account closely and will make additional judgments and decisions as the facts and circumstances dictate.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest for the nine months ended September 30, 2009 and 2008 was $62,300 and $0 respectively.

Non-cash financing and investing activities consisted of the following:

For the nine months ending September 30, 2009 -

Exchange of 124,915 preferred shares for 652,587 of common shares.

For the nine months ending September 30, 2008 -

94,685 preferred shares issued in satisfaction of the accrued dividend obligation as of December 31, 2007.

Exchange of 220,366 preferred shares for 1,119,613 of common shares.

14.  RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10” and “ASC 270-10”, Transition Related to  FSP SFAS 107-1 and APB 28-1). ASC 825-10and 270-10 amend the disclosure requirements in ASC 825, “Disclosures about Fair Value of Financial Instruments”, and ASC 270, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements.  Previously, these disclosures were required only in annual financial statements.  ASC 825-10and 270-10 are effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  In periods after initial adoption, ASC 825-10and 270-10 require comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption.  The Company was not impacted by the adoption of this pronouncement.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“ASC 855”, Subsequent Events), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This Statement was effective for interim and annual periods ending after June 15, 2009.  The Company has complied with the requirements of ASC 855.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105,” Generally Accepted Accounting Principles). ASC 105 replaces FASB Statement No. 162.  Under the Statement, The FASB Accounting Standards Codification (Codification) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The codification is effective for these third quarter financial statements and the principal impact is limited to disclosures as all future references to authoritative literature will be referenced in accordance with the codification.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on our financial condition, results of operations and disclosures.

15.  SUBSEQUENT EVENTS:
Subsequent events have been evaluated through November __, 2009, which is the date the financial statements were available to be issued.

On October 19, 2009, stockholders of Anchor Funding Services, Inc. owning 10,684,500 shares of the outstanding voting stock of Anchor, representing 52% of the outstanding shares approved the following resolutions and the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware:

RESOLVED, that the stockholders do hereby ratify, adopt and approve the re-election of George Rubin, Morry F. Rubin, Brad Bernstein, Kenneth Smalley and E. Anthony Woods to the Board as directors of the Corporation to serve in such capacity for a period of one year and until their successors are elected and shall qualify; and it was further

RESOLVED, that the stockholders hereby ratify, adopt and approve the selection of Cherry, Bekaert & Holland, LLP as our independent auditors for the year ended December 31, 2009; and it was further

RESOLVED, that the stockholders hereby ratify, adopt and approve an amendment to the Company’s Certificate of Incorporation and the filing of said amendment with the Secretary of State of the State of Delaware (a) changing the par value of the Company’s Common Stock from $.001 par value to $.0001 par value; and (b) increasing the number of authorized shares of Common Stock from 40,000,000 shares to 65,000,000 shares of Common Stock; and it was further

RESOLVED, that the stockholders hereby ratify, adopt and approve an amendment to the Company’s 2007 Omnibus Equity Compensation Plan to increase the number of shares of Common Stock underlying the Plan to 4,200,000 shares.

Pursuant to an agreement dated as of October 16, 2009, the Registrant’s wholly-owned subsidiary, Anchor Funding Services, LLC, entered into an agreement to terminate its lease covering premises currently known as 800 Yamato Road, Suite 102, Boca Raton, FL 33431. The lease agreement which was entered into on April 16, 2007 and would have expired on May 31, 2012 will now terminate and Anchor will vacate these premises on or before October 31, 2009. The Registrant’s subsidiary bought out the lease at a total cost of $100,000 in order to reduce net leasing costs of an estimated $8,300 per month or $100,000 per annum. The termination of this lease is part of the organization’s effort to substantially reduce overhead costs. There is no material relationship between the Registrant and the landlord of the premises being surrendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management considered approximately $67,000 and $94,000 of their September 30, 2009 and December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

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

As of September 30, 2009 and December 31, 2008, the total amount capitalized and accumulated amortization is as follows:

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were as follows:

For the nine months ending September 30,
2009	2008
$256,000	$309,000
For the quarters ending September 30,
2009	2008
$83,000	$78,000

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

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share. For the quarters and nine months ending September 30, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation – The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

See Note 7 for the impact on the operating results for the nine months ended September 30, 2009 and 2008.

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

The primary differences between financial statement and taxable income for the Company are as follows:

·	Compensation costs related to the issuance of stock options
·	Use of the reserve method of accounting for bad debts
·	Differences in bases of property and equipment between financial and income tax reporting
·	Net operating loss carryforwards.

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

For the nine months ended September 30, 2009 and 2008, the Company recognized no liability or benefit for uncertain tax positions (see Note 10).

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Finance revenues increased 15.4% for the three months ended September 30, 2009 to $390,555 compared to $338,356 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in the number of clients. As of September 30, 2009, the Company had 103 active clients compared to 84 active clients as of September 30, 2008.

The Company had interest expense of $28,722 for the three months ended September 30, 2009 compared to interest income of $5,087 for the three months ended September 30, 2008. This change is primarily the result of the decrease in cash in interest bearing accounts due to the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a benefit for credit losses of $1,706 for the three months ended September 30, 2009 compared to a provision for credit losses for the three months ended September 30, 2008 of $226.

Operating expenses for three months ended September 30, 2009 were $760,461 compared to $583,644 for the three months ended September 30, 2008, a 30.3% increase.  This increase is primarily attributable to the Company’s incurring additional costs to grow Anchor’s core business and support growth, along with increased amortization of the financing costs incurred in connection with the Company’s line of credit.

In September 2009, the Company began implementing certain cost reducing initiatives, including reducing personnel, eliminating certain advertising and buying out of its Boca Raton lease. The Company anticipates that these initiatives will reduce annual operating expenses by approximately $500,000.

Key changes in certain selling, general and administrative expenses:

	Three Months Ended
	September 30,
	2009	2008		$ Change	Explanation
Amortization of financing costs	$72,726	$		$72,726	Increased amortization of deferred financing costs
Recruiting expense	28,750			28,750	Placement fee paid for business development executive
Credit bureau fees	29,799		(3,099)	32,898	Increase in cost to check debtors
	$131,275		$(3,099)	$134,374

Net loss for the three months ended September 30, 2009 was $(396,922) compared to $(240,427) for the three months ended September 30, 2008.

The following table compares the operating results for the three months ended September 30, 2009 and September 30, 2008:
	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
Finance revenues	$390,555	$338,356	$52,199	15.4
Interest income (expense), net	(28,722)	5,087	(33,809)
Net finance revenues	361,833	343,443	18,390	5.4
(Provision) Benefit for credit losses	1,706	(226)
Finance revenues, net of interest expense and credit losses	363,539	343,217	20,322	5.9
Operating expenses	760,461	583,644	176,817	30.3
Net loss before income taxes	(396,922)	(240,427)	(156,495)	65.1
Income tax (provision) benefit:
Net loss	$(396,922)	$(240,427)	$(156,495)	65.1

Client Accounts

As of and for the three months ended September 30, 2009, we have one client that accounts for an aggregate of approximately 12.6% of our accounts receivable portfolio and  approximately 11.2% of our revenues. The transactions and balances with these clients as of and for the three months ended September 30, 2009 are summarized below:

		Percentage of Revenues for
	Percentage of Accounts Receivable Portfolio as of	The Three Months Ended
Entity	September 30, 2009	September 30, 2009
Transportation Company in Virginia	12.6	11.2

A client’s fraud could cause us to suffer material losses.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Finance revenues increased 44.3% for the nine months ended September 30, 2009 to $1,188,035 compared to $823,533 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in the number of clients. As of September 30, 2009, the Company had 103 active clients compared to 84 active clients as of September 30, 2008.

The Company had interest expense of $62,339 for the nine months ended September 30, 2009 compared to interest income of $39,606 for the nine months ended September 30, 2008. This change is primarily the result of the decrease in cash in interest bearing accounts due to the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $26,003 for the nine months ended September 30, 2009 compared to a provision for credit losses for the nine months ended September 30, 2008 of $5,270.

Operating expenses for nine months ended September 30, 2009 were $2,170,268 compared to $1,805,549 for the nine months ended September 30, 2008, an 20.2% increase.  This increase is primarily attributable to the Company’s incurring additional costs to grow Anchor’s core business and support growth, along with increased amortization of the financing costs incurred in connection with the Company’s line of credit.

In September 2009, the Company began implementing certain cost reducing initiatives, including reducing personnel, eliminating certain advertising and buying out of its Boca Raton lease. The Company anticipates that these initiatives will reduce annual operating expenses by approximately $500,000.

Key changes in certain selling, general and administrative expenses:
	Nine Months Ended
	September 30,
	2009	2008	$ Change	Explanation
Legal fees	$132,601	$74,946	$57,655	Additional legal fees for corporate matters.
Payroll, payroll taxes and benefits	928,526	802,560	125,966	Increased payroll to support growth initiatives
Credit bureau fees	94,361	45,729	48,632	Increase in cost to check debtors
Amortization of financing costs	122,841		122,841	Increased amortization of deferred financing costs
	$1,278,329	$923,235	$355,094

Net loss for the nine months ended September 30, 2009 was $(1,070,575) compared to $(947,680) for the nine months ended September 30, 2008.

The following table compares the operating results for the nine months ended September 30, 2009 and September 30, 2008:

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
Finance revenues	$1,188,035	$823,533	$364,502	44.3
Interest income (expense), net	(62,339)	39,606	(101,945)	-
Net finance revenues	1,125,696	863,139	262,557	30.4
(Provision) Benefit for credit losses	(26,003)	(5,270)	(20,733)	393.4
Finance revenues, net of interest expense and credit losses	1,099,693	857,869	241,824	28.2
Operating expenses	2,170,268	1,805,549	364,719	20.2
Net loss before income taxes	(1,070,575)	(947,680)	(122,895)	13.0
Income tax (provision) benefit:
Net loss	$(1,070,575)	$(947,680)	$(122,895)	13.0

Client Accounts

As of and for the nine months ended September 30, 2009, we have one client that accounts for an aggregate of approximately 12.5% of our accounts receivable portfolio and  approximately 10.4% of our revenues. The transactions and balances with these clients as of and for the nine months ended September 30, 2009 are summarized below:

		Percentage of Revenues for
	Percentage of Accounts Receivable Portfolio as of	The Nine Months Ended
Entity	September 30, 2009	September 30, 2009
Transportation Company in Virginia	12.6	10.4

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $2,230,896 for the nine months ended September 30, 2009 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash provided by operating activities was lower for the nine months ended September 30, 2008 compared to the same period last year primarily due to the increased purchase of accounts receivable and the loss incurred in the current period of $1,070,575 compared to a net loss of $947,680 for the nine months ended September 30, 2008.

Cash Flows from Investing Activities

For the nine months ended September 30, 2009, net cash used in investing activities was $11,029 for the purchase of property and equipment.

            For the nine months ended September 30, 2008, net cash used in investing activities was $27,147 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,225,712 for the nine months ended September 30, 2009 and was primarily due to increased borrowings from a financial institution to fund the purchase of accounts receivable.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:

As of the filing date of this Form 10-Q we are not a party to any pending legal proceedings.

Item 1A.	Risk Factors:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	CHANGES IN SECURITIES:

(a)                  For the nine months ended September 30, 2009, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

March 2009	Common Stock Options	51,500	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

March 2009	Common Stock Options	500,000	Securities granted outside Equity Compensation Plan; no cash received; no commissions paid	Employees, directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder (6)

(b)  Rule 463 of the Securities Act is not applicable to the Company.
(c)  In the nine months ended September 30, 2009, there were no repurchases by the Company of its Common
      Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On October 19, 2009, stockholders of Anchor Funding Services, Inc. owning 10,684,500 shares of the outstanding voting stock of Anchor, representing 52% of the outstanding shares approved the following resolutions and the filing of a Certificate of Amendment with the Secretary of State of the State of Delaware in the form set forth in Exhibit 3.1:

RESOLVED, that the stockholders do hereby ratify, adopt and approve the re-election of George Rubin, Morry F. Rubin, Brad Bernstein, Kenneth Smalley and E. Anthony Woods to the Board as directors of the Corporation to serve in such capacity for a period of one year and until their successors are elected and shall qualify; and it was further

RESOLVED, that the stockholders hereby ratify, adopt and approve the selection of Cherry, Bekaert & Holland, LLP as our independent auditors for the year ended December 31, 2009; and it was further

RESOLVED, that the stockholders hereby ratify, adopt and approve an amendment to the Company’s Certificate of Incorporation and the filing of said amendment with the Secretary of State of the State of Delaware (a) changing the par value of the Company’s Common Stock from $.001 par value to $.0001 par value; and (b) increasing the number of authorized shares of Common Stock from 40,000,000 shares to 65,000,000 shares of Common Stock; and it was further

RESOLVED, that the stockholders hereby ratify, adopt and approve an amendment to the Company’s 2007 Omnibus Equity Compensation Plan to increase the number of shares of Common Stock underlying the Plan to 4,200,000 shares.

ITEM 5.	OTHER INFORMATION:

Pursuant to an agreement dated as of October 16, 2009, the Registrant’s wholly-owned subsidiary, Anchor Funding Services, LLC, entered into an agreement to terminate its lease covering premises currently known as 800 Yamato Road, Suite 102, Boca Raton, FL 33431. The lease agreement which was entered into on April 16, 2007 and would have expired on May 31, 2012 will now terminate and Anchor will vacate these premises on or before October 31, 2009. The Registrant’s subsidiary bought out the lease at a total cost of $100,000 in order to reduce net leasing costs of an estimated $8,300 per month or $100,000 per annum. The termination of this lease is part of the organization’s effort to substantially reduce overhead costs. There is no material relationship between the Registrant and the landlord of the premises being surrendered. A copy of the termination of lease is filed as exhibit 10.1 below.

ITEM 6.	EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

3.6	Amendment to Certificate of Incorporation (3)

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Loan and Security Agreement with Textron Financial Corporation (1)

10.9	Revolving Note (1)

10.10	Debt Subordination Agreement (1)

10.11	Guaranty Agreement (Morry Rubin) (1)

10.12	Guaranty Agreement (Brad Bernstein) (1)

10.13	Continuing Guaranty Agreement (1)

10.14	Pledge Agreement (1)

10.15	Amendment to Loan and Security Agreement with Textron Financial Corporation (2)

10.16	Termination of Lease and surrender, acceptance and release dated October 16, 2009 by and between Boca Town Partners, LLC and Anchor Funding Services, LLC. (4)

31(a)	Rule 13a-14(a) Certification – Chief Executive Officer *

31(b)	Rule 13a-14(a) Certification – Chief Financial Officer *

32(a)	Section 1350 Certification – Chief Executive Officer *

32(b)	Section 1350 Certification – Chief Financial Officer *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Press Release – Results of Operations – Third Quarter 2009*
_______________

*Filed herewith.
(1)           Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).
(2)           Incorporated by reference to Registrant’s Form 8-K filed May 21, 2009 (date of earliest event – May 20, 2009).
(3)           Incorporated by reference to Registrant’s Form 8-K filed October 20, 2009 (date of earliest event – October 19, 2009).
(4)           Incorporated by reference to Registrant’s Form 8-K filed October 22, 2009 (date of earliest event – October 16, 2009).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: November 16, 2009	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer