Form 10-K
period 2009-12-31
Anchor Funding Services, Inc.
filed 2010-04-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ____

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

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  No [X]

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ].

Indicate by check mark whether the Registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [  ]   No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of June 30, 2009, the number of shares of Common Stock held by non-affiliates was approximately 3,025,000 shares (excluding 1,251,208 shares of Series A Preferred Stock convertible into 6,256,040 common shares).  The approximate market value based on the last sale (i.e. $1.25 per share as of June 30, 2009) of the Company’s Common Stock was approximately $3,781,250

The number of shares outstanding of the Registrant’s Common Stock, as of April 12, 2010, was 18,524,889.  The Registrant also has outstanding 389,283 shares of Series 1 Preferred Stock convertible into 1,946,415 shares of Common Stock.

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

Corporate Structure - History

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

On December 4, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Brookridge Funding, LLC (“Seller”) providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business (the “Acquired Business”).  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, the Company and Seller’s principals invested $1.5 million in Brookridge Funding Services, LLC, the Company’s newly formed 80% owned subsidiary which will operate the Acquired Business (“Brookridge”).  The purchase price for the Acquired Business was $2.4 million (the Acquired Business’s outstanding client account balances at closing), plus an earn-out payment based on the Acquired Business’s operating income of up to $800,000.

In connection with closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC, a limited liability owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender is providing a senior credit facility to Brookridge of up to $3.7 million.  Morry F. Rubin is the managing member of MGM and Chief Executive Officer of the Company.  Loans under the Credit Agreement are secured by all of Brookridge’s assets and will bear interest at a 20% annual rate.  The Credit Agreement contains standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allows the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral.  See "Item 13."

Business Overview - Factoring

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), purchase order finance, outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to trade finance and government contract funding. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and Danbury, Connecticut and we maintain an executive office in Boca Raton, Florida which includes its sales and marketing functions.

Factoring is the purchase of a company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Factoring services also provide businesses with credit and accounts receivable management services. Typically, these businesses do not have adequate resources to manage internally their credit and accounts receivable functions. Factoring services are typically a non-recourse arrangement whereby the factor takes the entire credit risk if the customer does not pay due to insolvency for any period of time or on a partial non-recourse basis where the factor takes the credit risk for a period of time, which could be 30 to 90 days after the factor purchases an account receivable such that if a client’s customer becomes insolvent during this specific period of time, the factor bears the loss. Under partial non-recourse factoring, after a specific period of time, if the accounts receivable invoice is not collected, the client is required to purchase the accounts receivable invoice back from Anchor. Factoring may also be on a full recourse basis whereby the factor bears no risk of loss if the client’s customer becomes insolvent. We typically advance our clients 75% to 95% of the face value of invoices that we approve in advance on a partial non-recourse or full recourse basis and pay them the difference less our fees when the invoice is collected. For our year ended December 31, 2009, our fees for services averaged approximately 3.0% of the invoice value and are tiered such that the longer it takes us to collect on the accounts receivable invoice, the greater our fee. Since our inception, Anchor has incurred minimal credit losses relative to the volume of its invoice purchases totaling approximately $252,000, $41,000 and $31,000 in 2009, 2008 and 2007, respectively.  We also offer a factoring product to independent truckers and trucking companies through our transportation funding division, TruckerFunds.com. TruckerFunds.com focuses on buying freight bills from independent, owner operators of trucks and small fleets with less than six trucks. We typically advance our trucking clients 90% to 95% of the invoices that we approve in advance on a non-recourse basis and pay them the difference less our fees when the invoice is collected.

A summary of some of the advantages of factoring for a small business is as follows:

•	Faster application process since factoring is focused on credit worthiness of the accounts receivable as security and not the financial performance of the company;

•	Unlimited funding based on “eligible” and “credit worthy” accounts receivable; and

•	No financial covenants.

We offer our services nationwide to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. Examples of current clients include a commercial janitorial company, transportation company, medical staffing firm, and IT consulting company. Current clients range in size from start-up to $30 million in annual sales. Geographically, our four largest customers that account for approximately 27% of our accounts receivable and purchase order portfolio at December 31, 2009 were located in the states of Virginia, Missouri, Texas and  New York . We believe that this market is under served by banks and other funding institutions that find many of these companies not “bankable” because of their size, limited operating history, thin capitalization, seasonality patterns or poor, inconsistent financial performance.  Anchor’s focus is providing funding based on the quality of our clients’ customers’ ability to pay and the validity of the account receivable invoice. Anchor utilizes credit and verification processes to assist in assuring that customers are creditworthy and invoices are valid. We predominantly secure our funding by having a senior first lien on all clients’ accounts receivable and other tangible and intangible assets. At times we enter into Intercreditor agreements with banks or other financial institutions that subordinate the accounts receivable to us so we may purchase them.  We also often obtain personal and validity guarantees from our clients’ owners.

Business Overview – Purchase Order Financing

Many businesses have orders from creditworthy companies, but do not have the financial resources to fill the orders by contracting for the manufacturing of the products ordered. Based on these orders which are generally non-cancelable, Brookridge Funding Services, LLC (“Brookridge”), Anchor’s 80% owned subsidiary, pays its clients suppliers and manufacturers directly so they may procure their products. This occurs after the products meet certain inspection requirements or specifications. Subsequently the products are shipped to the customer and billed by Brookridge’s client. Once billed, Brookridge is typically paid by another lender or factors the invoice and collects payment from the customer. For purchase order financing, Brookridge will pay for 100% of the product’s cost. Purchase order finance is often used by importers. For importers, Brookridge will provide a letter of credit to an overseas supplier. This letter of credit will be paid after the products meet inspection criteria. Once shipped, Brookridge is secured by the value of the products since it has a first lien on all clients’ inventory, accounts receivable and other tangible and intangible assets. Brookridge charges a fee which is a percentage of the total amount paid to the supplier or the manufacturer. This fee increases the longer it takes for Brookridge to be paid.

GROWTH OPPORTUNITIES AND STRATEGIES

Our strategy is to become a nationally recognized brand for accounts receivable and purchase order funding and other related financial services for small businesses. This expansion is expected to be accomplished with media marketing campaigns targeting small businesses and through accretive acquisitions of competitive firms and add-on purchases which broaden our mix of services, brands, customers and geographic and economic diversity. Our focus is to increase revenues and profits, through a combination of internal growth and acquisitions, primarily within our core disciplines and expansion into new service offerings. The key elements to our acquisition growth strategy include the following:

•
Acquire companies that provide factoring services to small businesses. Our primary strategy is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms, primarily firms in the United States with revenues of generally less than $10 million. Significant operating leverage and reduced costs are achieved by consolidating back office support functions. Increased revenues across a larger accounts receivable portfolio is anticipated to lead to lower costs of capital, which may enhance profitability. We intend to evaluate acquisitions using numerous criteria including historical financial performance, management strength, service quality, diversification of customer base and operating characteristics. Our senior management team has prior experience in other service industries in identifying and evaluating attractive acquisition targets and integrating acquired businesses.  .

•
Expand our service offerings by acquiring related specialty finance firms that serve small businesses. These specialty firms will broaden the services that we provide so that we can fulfill additional financial service needs of existing clients and target additional small businesses in different industries.. The following are types of specialty finance firms that we will target and is not all-inclusive:

o	Purchase order and Import/export financing;

o	Government contract financing

o	Transportation / freight invoice financing

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

o	Establish cross-selling alliances with other small business providers including:
Small business accounting and tax preparation service firms;
Small business service centers, providing packing and shipping; and
Commercial insurance brokers.

o	Develop a referral network of business brokers, consultants, accountants and attorneys;

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

According to the Commercial Finance Association (CFA), an industry trade association for asset based lending and factoring companies, factoring volume (the dollar value of invoices purchased) in 2008 in the United States grew to $136 billion from $135.5 billion in 2007, representing a 0.5% increase. The CFA survey highlights that the growth is attributable to a number of factors including a greater acceptance of the factoring product. A primary strategy of the Company is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms by primarily targeting acquisition firms in the United States with revenues of generally less than $10 million.  Management of our company is unable to estimate the portion of the $136 billion market which consists of companies in our targeted market for acquisition. Nevertheless, Management believes that our targeted market for acquisitions represents a small portion of the overall United States factoring volume.

Factoring sustained its 30 year pattern of growth in 2008.

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

OPERATIONS

Our executive officers, namely Morry F. Rubin, CEO and Brad Bernstein, President, manage our day to day operations and internal growth and oversee our growth strategy. Anchor has three account executives, a Vice President of factoring operations, and one sales person. Our sales person handles in-bound sales calls. Our Vice President of factoring operations analyzes prospective funding transactions, monitors the portfolio and oversees credit. Brookridge has two Co-Presidents and two account executives. The Company has a controller that maintains our books and records, wires funds daily to clients and provides back office oversight.

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

o
We require that our clients enter into a factoring and security agreement or purchase order finance agreement and file a first senior lien on purchased accounts, and on a case-by-case basis, sometimes on all of our clients’ tangible and intangible assets. For purchase order financings we also have a senior lien on inventory.

Credit Management

To efficiently and quickly determine the credit worthiness of an account, we utilize an instant credit checking system that we call Creditguard.  Creditguard is an in-house evaluation tool that we have developed, but we do not claim any proprietary rights at this time. Creditguard utilizes a proven credit formula that combines various Dun & Bradstreet credit data elements. This formula and system provide an initial credit limit so that accounts can be approved or rejected quickly. If additional credit is necessary beyond the initial credit limit, we then independently check three vendor references and a bank reference to determine if additional credit can be extended. Collection calls are usually made in advance of their due date to secure a commitment or estimated time to receive payment.

CLIENTS

Our clients are all small businesses that typically range in size from start-up to $30 million in annual sales. We provide our factoring services to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. Examples of current factoring clients include a commercial janitorial company, transportation company, medical staffing firm, and an IT consulting company. We typically provide our purchase order finance services to companies that have non-cancelable orders from credit worthy companies. Examples of current purchase order finance clients include an importer/distributor of floor tiles and an importer of digital picture frames.  We target all small businesses to educate and convert them to factoring and purchase order finance. We believe that this small business market is under served by banks and other funding institutions that view many of these companies not “bankable” because of their size, limited operating history, thin capitalization or poor / inconsistent financial performance. Our focus is funding based on the quality of our clients’ customer’s ability to pay and the validity of the accounts receivable invoice or purchase order. Anchor has credit and verification processes to assist in assuring that customers are creditworthy and invoices and purchase orders are valid. We secure our funding by placing a senior first lien on all clients’ accounts receivable, inventory for purchase order finance transactions and other tangible and intangible assets. We also often obtain personal guarantees from our clients’ owners.

SALES AND MARKETING

Our marketing strategies include, without limitation, the following:

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

MANAGEMENT INFORMATION SYSTEMS

We utilize a factoring industry software program designed to effectively manage and operate a factoring company. This system currently manages multiple functions from purchasing invoices, advancing funds, recording collections and rebating clients. The system generates, on demand, numerous management reports including purchase activity, collections activity, return on capital, advances outstanding, accounts receivable trends, and credit reports which provide us with the ability to track, monitor and control the collateral (purchased accounts receivable). In addition, the software integrates with our general ledger accounting package, which enables us to meet our financial reporting requirements. Our clients can retrieve key on-line management reports and statements.

Purchase order financing transactions are managed through a spreadsheet program that has been customized with formulas to compute balances and fees earned. To our knowledge there is no purchase order finance industry software available for purchase.

Our current software platform can support our growth.  Hardware redundancy, backup strategies and disaster recovery have been planned to reduce the risk of downtime.

GOVERNMENT REGULATIONS

  To Management’s knowledge, factoring receivables and purchase order finance are not regulated industries, as we do not make loans.  Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions by a court of law instead of a true purchase of accounts receivable, then various state laws and regulations would become applicable to us and could limit the fees and other charges we are able to charge our customers and may further subject us to any penalties under such state laws and regulations.  These laws would also:

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

EMPLOYEES

As of March 31, 2010, we have 12 full-time employees.

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

Limited operating history. Anchor Funding Services, LLC was formed in 2003 and Brookridge Funding Services, LLC, our 80% owned subsidiary was formed in 2009.  Each company has only a limited operating history upon which investors may judge our performance. Future operating results will depend upon many factors, including, without limitation our ability to keep credit losses to a minimum, fluctuations in the economy, the degree and nature of competition, demand for our services, and our ability to integrate the operations of acquired businesses, to expand into new markets and to maintain margins in the face of pricing pressures. We can provide no assurances that our operations and consolidations with any companies that we acquire will result in us meeting our anticipated level of projected profitable operations, if at all.

Competition for customers in our industry is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our Shares could decline. The factoring and financial service industry is highly competitive. There are many large full-service and specialized financing companies, as well as local and regional companies, which compete with us in the factoring and purchase order financing industry. Competition in our markets is intense. These competitive forces limit our ability to raise fees to our customers. Pressure on our margins is intense, and we cannot assure you that we will be able to successfully compete with our competitors, many of whom have substantially greater resources than we do. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the market price of our securities could decline.

If we are not able to maintain adequate lines of credit on commercially reasonable terms, our financial condition or results of operations could suffer. We have the availability of a $7 million (expandable to $9 million) senior accounts receivable facility through November 2010 with an institutional asset based lender which advances funds against up to 90% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  We also have entered into a Senior Credit Agreement with MGM Funding, LLC, an affiliated entity owned by our co-chairmen of the Company and an outside investor, to provide loans directly to the operations of our Brookridge subsidiary.  Loans made by this facility bear interest at the rate of 20% per annum and cannot exceed a maximum of $3.7 million dollars.  The obligations to MGM are secured by the assets of Brookridge.  The Credit Agreement contains standard representations, warrants and events of default for facilities of this type.  Occurrences of an event of default under either one of our credit facilities allows the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all. In addition, it is currently contemplated that MGM will enter into a revolving note agreement with the Company to lend the Company up to $2,000,000 to expand our factoring business, secured by the assets of our Company. We can provide no assurances that our lending arrangements with MGM will be expanded on terms satisfactory to us, if at all.

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

• the diversion of our management's attention from our everyday business activities;
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

Risks Related to Our Financing Activities. In our history, we have not experienced material credit losses. If we were to experience material losses on our accounts receivable and purchase order portfolio, they would have a material adverse effect on (i) our ability to fund our business and, (ii) to the extent the losses exceed our provision for credit losses, our revenues, net income and assets.

We purchase accounts receivable primarily from and make purchase order advances to privately owned small companies, which present a greater risk of loss than purchasing accounts receivable from and purchase order advances to  larger companies. Our portfolio consists primarily of accounts receivable and purchase order advances from small, privately owned businesses with annual revenues ranging from start-up to $30 million. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to continue as a going concern. Accordingly, advances made to these types of clients entail higher risks than advances made to companies who are able to access traditional credit sources.  In part because of their smaller size, our clients may:

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

Accordingly, any of these factors could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit our ability to collect on this client’s purchased accounts receivable or purchase order advances, and may lead to losses in our portfolio and a decrease in our revenues, net income and assets.

We may be adversely affected by deteriorating economic or business conditions. Our business, financial condition and results of operations may be adversely affected by various economic factors, including the level of economic activity in the markets in which we operate. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we fund primarily small businesses, many of our clients may be particularly susceptible to economic slowdowns or recessions and could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit our ability to collect on this client’s purchased accounts receivable and purchase order advances, and may lead to losses in our portfolio and a decrease in our revenues, net income and assets. Unfavorable economic conditions may also make it more difficult for us to maintain both our new business origination volume and the credit quality of new business at levels previously attained. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could significantly harm our operating results.

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

We may not have all of the material information relating to a potential client at the time that we make a credit decision with respect to that potential client or at the time we advance funds to the client. As a result, we may suffer credit losses or make advances that we would not have made if we had all of the material information. There is generally no publicly available information about the privately owned companies to which we generally purchase accounts receivable from. Therefore, we must rely on our clients and the due diligence efforts of our employees to obtain the information that we consider when making our credit decisions. To some extent, our employees depend and rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. If we do not have access to all of the material information about a particular client’s business, financial condition and prospects, or if a client’s accounting records are poorly maintained or organized, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to collect our purchased accounts receivable and purchase order advances in their entirety.

We may make errors in evaluating accurate information reported by our clients and, as a result, we may suffer credit losses.  We underwrite our clients and clients’ customers based on certain financial information. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes by our staff and credit committee may cause us to make purchase order advances and purchase accounts receivable that we otherwise would not have purchased, to fund advances that we otherwise would not have funded or result in credit losses.

A client’s fraud could cause us to suffer material losses. A client could defraud us by, among other things:

•	directing the proceeds of collections of its accounts receivable to bank accounts other than our established lockboxes;
•	failing to accurately record accounts receivable aging;
•	overstating or falsifying records showing accounts receivable or inventory;
•	providing inaccurate reporting of other financial information;
•	falsifying purchase orders to suppliers and from customers or;
•	stealing inventory that we have purchased.

As of December 31, 2009, clients that represent 5% or more of our accounts receivable and purchase order portfolio include a metal processor in New York that accounts for 7.82%, a food service client in Missouri that accounts for 6.58%, a trucking company located in Virginia which accounts for 6.25% and a tile distributor in Texas that accounts for 6.2%.

A client’s fraud could cause us to suffer material losses.

We may be unable to recognize or act upon an operational or financial problem with a client in a timely fashion so as to prevent a credit loss of purchased accounts receivable from that client or purchase order advances to that client. Our clients may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our purchased accounts receivable or collateral underlying our purchase order advances. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. As a result, we could suffer credit losses, which could have a material adverse effect on our revenues, net income and results of operations.

The security interest that we have in our clients’ assets may not be sufficient to protect us from a partial or complete loss if we are required to foreclose. While we are secured by a lien on specified collateral of the client, there is no assurance that the collateral will protect us from suffering a partial or complete loss if we move to foreclose on the collateral. The collateral is primarily the purchased accounts receivable for factoring transactions and inventory for purchase order transactions. Factors that could reduce the value of the collateral that we have a security interest in include among other things:

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

Any one or more of the preceding factors could materially impair our ability to collect purchase order advances and  all of the accounts receivable we may purchase from a client.

Errors by or dishonesty of our employees could result in credit losses. We rely heavily on the performance and integrity of our employees in making our initial credit decision with respect to our clients and on-going credit decisions on our clients’ customers. Because there is generally little or no publicly available information about our clients or clients’ customers, we cannot independently confirm or verify the information our employees provide us for use in making our credit and funding decisions. Errors by our employees in assembling, analyzing or recording information concerning our clients and clients’ customers could cause us to fund clients and purchase accounts receivable that we would not otherwise fund or purchase. This could result in losses. Losses could also arise if any of our employees were dishonest. A dishonest employee could collude with our clients to misrepresent the creditworthiness of a prospective client or client customers or to provide inaccurate reports or invoices. If, based on an employee’s dishonesty, we may have funded a client and purchased accounts that were not creditworthy, which could result in our suffering credit losses.

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

We may incur liability under state usury laws or other state laws and regulations if any of our funding arrangements are deemed to be loans or financing transactions instead of a true purchase of accounts receivable. Various state laws and regulations limit the interest rates, fees and other charges lenders are allowed to charge their borrowers. If any of the factoring transactions entered into by us are deemed to be loans or financing transactions instead of a true purchase of accounts receivable, such laws and regulations may become applicable to us and could limit the interest rates, fees and other charges we are able to charge our customers and may further subject us to any penalties under such state laws and regulations. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are in a highly competitive business and may not be able to take advantage of attractive funding opportunities. The factoring and purchase order finance  industries are highly competitive. We have competitors who offer the same types of services to small privately owned businesses that are our target clients. Our competitors include a variety of:

•	specialty and commercial finance companies; and
•	national and regional banks that have factoring and purchase order divisions or subsidiaries.

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

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense and in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers, although we entered into employment contracts with each of Morry F. Rubin, Chief Executive Officer, and Brad Bernstein, President. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

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

Control of the Company.  Our executive officers, directors and principal stockholders beneficially own more than 50% of the voting control of our capital stock.  As a result, such persons, in the event that they act in concert, will have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders.  Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. See “Item 12.”

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

Our Common Stock is considered to be a “penny stock” and, as such, the market for our Common Stock, should one develop, may be further limited by certain Commission rules applicable to penny stocks. To the extent the price of our Common Stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the Securities and Exchange Commission. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares in the public market should one develop and they limit the liquidity of our Shares.

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

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Except for the rights of holders of the shares of Series 1 Convertible Preferred Stock as described herein, any future determination to pay dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 2. Description of Property

The Company has lease agreements for office space in Charlotte, NC, Boca Raton, FL and Danbury, CT.  All lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  On November 1, 2007, the Company entered into a lease for additional space adjoining its Charlotte office.  Both leases expire May 31, 2010 and the company plans to renew for two more years.  The monthly rent for the combined space is approximately $2,340.

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term.  The monthly rental was approximately $8,300. Pursuant to an agreement dated as of October 16, 2009, Anchor entered into an agreement to terminate its lease covering premises currently known as 800 Yamato Road, Suite 102, Boca Raton, FL 33431. The lease agreement which was entered into on April 16, 2007 and would have expired on May 31, 2012 terminated on October 31, 2009 and Anchor vacated the premises. Anchor bought out the lease at a total cost of $100,000 in order to reduce net leasing costs of an estimated $8,300 per month or $100,000 per annum.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,313.

In connection with Brookridge’s acquisition of a purchase order finance company, Brookridge assumed the seller’s lease for office space in Danbury, CT. The lease is for a monthly rental of $3,585 and expires on September 30, 2014.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceedings. Our property is not the subject of any pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4.  Reserved.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Electronic Bulletin Board under the symbol “AFNG.” The following table sets forth the range of high and low closing sale prices of our Common Stock for our last two fiscal periods.

Quarters Ended	High	Low
March 31, 2008	$1.15	$1.15
June 30, 2008	$1.15	$1.05
September 30, 2008	$1.05	$1.05
December 31, 2008	$1.05	$0.60
March 31, 2009	$0.90	$0.10
June 30, 2009	$1.25	$0.60
September 30, 2009	$1.25	$0.15
December 31, 2009	$1.05	$0.30

All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of April 12, 2010, there were 18,524,889 shares of Common Stock issued and outstanding.  As of April 12,, 2010, there were (i) outstanding options to purchase 2,691,500 shares of our Common Stock, (ii) outstanding Placement Agent Warrants to purchase 1,342,500 shares of our Common Stock, and (iii) outstanding 389,283 shares of our Series 1 Preferred Stock which are convertible into 1,946,415 shares of our Common Stock.

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

Holders of Record

As of April 12 2010, there were 580 holders of record of shares of Common Stock and 68 holders of record of our Series 1 Preferred Stock.  The Company's Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

Dividend Policy

The holders of our Series 1 Preferred Stock are entitled to receive dividends as more fully described below. We have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future.

Cumulative annual dividends are payable in shares of Series 1 Preferred Stock or, in certain instances in cash, at an annual rate of 8% ($.40 per share of Series 1 Preferred Stock), on December 31 of each year commencing December 31, 2007. Dividends payable on outstanding Shares of Series 1 Preferred Stock shall begin to accrue on the date of each closing and shall cease to accrue and accumulate on the earlier of December 31, 2009 or the applicable Conversion Date (the “Final Dividend Payment Date”). Thereafter, the holders of Series 1 Preferred Stock shall have the same dividend rights as holders of Common Stock of the Company, as if the Series 1 Preferred Stock has been fully converted into Common Stock. The dividend payable on December 31, 2007, December 31, 2008 and December 31, 2009 was declared and paid through the issuance of additional shares of Series 1 Preferred Stock.

Recent Sales of Unregistered Securities

 For the year ended December 31, 2009 there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

March 2009 and December 2009	Common Stock Options (1)	356,500	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

March 2009 and December 2009	Common Stock Options (2)	805,000	Securities granted outside Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

December 2009	Common Stock and Warrants	500,002 shares; 2,000,016 Warrants (1)	$500,002 received; no commissions paid	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

(1)      Warrants and options are for a period of ten years exercisable at $1.00 per share.
(2)      Options are for a period of ten years exercisable at between $.62 per share and $1.00 per share.

Recent Purchases of Securities

During the year ended December 31, 2009, the Company had no repurchases of its Common Stock.

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

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to purchase order funding and government contract funding. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations for Anchor are located in Charlotte, North Carolina. Brookridge’s operations are in Danbury, CT and we maintain an executive office in Boca Raton, Florida which includes the Company’s sales and marketing functions.

Client Accounts

As of December 31, 2009, clients that represent 5% or more of our accounts receivable and purchase order portfolio include a metal processor in New York that accounts for 7.82%, a food service client in Missouri that accounts for 6.58%, a trucking company located in Virginia which accounts for 6.25% and a tile distributor in Texas that accounts for 6.2%.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Finance revenues increased to $1,699,221 for the year ended December 31, 2009 compared to $1,252,476 for the year ended December 31, 2008, a 35.7% increase.   The change in revenue was primarily due to an increase in the number of clients. As of December 31, 2009, the Company had 126 active clients compared to 102 clients as of December 31, 2008.

The Company had net interest expense of $111,195 for the year ended December 31, 2009 compared to net interest income of $30,431 for the year ended December 31, 2008. This change is primarily the result of the decrease in cash in interest bearing accounts due to the Company’s using its cash to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses of $252,139 for the year ended December 31, 2009 compared to $63,797 for the year ended December 31, 2008. This increase is primarily the result of approximately a $215,000 loss on one account.  For the last three fiscal years ending December 31, 2009, the company has purchased approximately $107 million of accounts receivable and incurred approximately $350,000 of credit losses or .33% of invoices purchased.

Operating expenses for the year ended December 31, 2009 were $3,223,684 compared to $2,486,719 for the year ended December 31, 2008, a 28.4% increase.  This increase is primarily attributable to the Company’s incurring approximately $500,000 of additional costs associated with the Brookridge acquisition, the refinancing of its credit facility and terminating its Boca Raton lease.

Net loss for the year ended December 31, 2009 was $(1,888,948) compared to $(1,267,608) for the year ended December 31, 2008.

The following table compares the operating results for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008	$ Change	% Change
Finance revenues	$1,699,221	$1,252,476	$446,745	35.7
Interest income (expense), net	(111,195)	30,432	(141,627)	(465.4)
Net finance revenues	1,588,026	1,282,908	305,118	23.8
Provision for credit losses	(252,139)	(63,797)	(188,342)	295.2
Finance revenues, net of interest expense and credit losses	1,335,887	1,219,111	116,776	9.6
Operating expenses	3,223,684	2,486,719	736,965	28.4
Net loss before income taxes	(1,887,797)	(1,267,608)	(620,189)	46.6
Income tax (provision) benefit	-	-	-	-
Net loss	(1,887,797)	(1,267,608)	(620,189)	46.6
Less: Noncontrolling interest share	1,151	-	1,151	-
Controlling interest share	$(1,888,948)	$(1,267,608)	$(621,340)	46.7

Key changes in certain selling, general and administrative expenses:

	Year Ended December 31,
	2009	2008	$ Change	Explanation
Legal fees	$279,651	$87,884	$191,767	This increase is primarily attributable to the Brookridge acquisition and the refinancing of the Company's credit facility
Consulting fees	104,592	-	104,592	Finders fee related to Brookridge acquisition
Credit facility fees	100,585	-	100,585	Expenses associated with termination of credit facility
Rent	226,092	138,583	87,509	Represents the early termination fee for Boca Raton lease
	$710,920	$226,467	$484,453

 Client Accounts

As of December 31, 2009, we have four clients that account for an aggregate of approximately 26.9% of our accounts receivable portfolio and approximately 11.9% of our revenues for the year ended December 31, 2009.  The transactions and balances with these clients as of and for the year ended December 31, 2009 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Twelve Months Ended
Entity	December 31, 2009	December 31, 2009
Metal Processor in New York	7.8%	0.6%
Food Service Company in Missouri	6.6%	1.3%
Transportation Company in Virginia	6.3%	8.8%
Tile Distributor in Texas	6.2%	1.2%

A client’s fraud could cause us to suffer material losses.

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $3,793,347 for the year ended December 31, 2009 and was primarily due to our net loss for the year and cash used by operating assets, primarily to purchase accounts receivable. The net loss was $1,888,948 for the year ended December 31, 2009. Cash used by operating assets and liabilities was primarily due to an increase of $2,735,137 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used in operating activities was $4,258,017 for the year ended December 31, 2008 and was primarily due to our net loss for the year and cash used by operating assets, primarily to purchase accounts receivable. The net loss was $1,267,608 for the year ended December 31, 2008. Cash used by operating assets and liabilities was primarily due to an increase of $2,853,247 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the year ended December 31, 2009, net cash used in investing activities was $25,650 for the purchase of property and equipment.
For the year ended December 31, 2008, net cash used in investing activities was $27,147 for the purchase of property and equipment.

Cash Flows from Financing Activities

 Net cash provided by financing activities was $3,909,379 for the year ended December 31, 2009. This was the result of $3,109,377 of proceeds from the Company’s senior accounts receivable facility, cash paid for common stock of $500,002 and capital contributed of $300,000 by the noncontrolling interest in Brookridge.

Net cash provided by financing activities was $1,187,224 for the year ended December 31, 2008. This was the result of $1,187,224 of proceeds from the Company’s senior credit facility.

Capital Resources

We have the availability of a $7 million (expandable to $9 million) senior accounts receivable facility through November 2010 with an institutional asset based lender which advances funds against up to 90% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  We also have entered into a Senior Credit Agreement with MGM Funding, LLC, an affiliated entity owned by our co-chairmen of the Company and an outside investor, to provide loans directly to the operations of our Brookridge subsidiary.  Loans made by this facility bear interest at the rate of 20% per annum and cannot exceed a maximum of $3.7 million dollars.  The obligations to MGM are secured by the assets of Brookridge.  The Credit Agreement contains standard representations, warrants and events of default for facilities of this type.  Occurrences of an event of default under either one of our credit facilities allows the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.  In addition, it is currently contemplated that MGM will enter into a revolving note agreement with the Company to lend the Company up to $2,000,000 to expand our factoring business, secured by the assets of our Company. We can provide no assurances that our lending arrangements with MGM will be expanded on terms satisfactory to us, if at all.

Based on our current cash position and our Credit Facilities, we believe can meet our cash needs for the next 12 to 15 months and support our anticipated organic growth. In the event we acquire another company, we may need additional equity or subordinated debt financing and/or a new credit facility to complete the transaction and our daily cash needs and liquidity could change based on the needs of the combined companies.  At that time, in the event we are not able to obtain adequate new facilities and/or financing to complete the acquisition (if needed) and to operate the combined companies financing needs on commercially reasonable terms, our ability to operate and expand our business would be significantly impacted and our financial condition and results of operations could suffer.

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its 100%- owned subsidiary, Anchor Funding Services, LLC and its 80%-owned subsidiary Brookridge Funding Services, LLC. The consolidated financial statements for the year ended December 31, 2009 include the combination of 80% of results of Brookridge Funding Services, LLC from December 7, 2009 (date of acquisition) through December 31, 2009.

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

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice and purchase order advance.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee.  Variable transaction fees are variable based on the length of time the purchased invoice and purchase order advance is outstanding.   As specified in its contract with the client, the Company charges variable increasing percentages of the purchased invoice or purchase order advance as time elapses from the purchase date to the collection date.

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

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices and purchase order advances are collected, the Company records the appropriate adjustments to record the actual revenue earned on each purchased invoice and purchase order advance. Adjustments from the estimated revenue to the actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased and advances on purchase orders from clients less amounts maintained in a reserve account.  For factoring transactions, the Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.  For purchase order transactions the company advances and pays for 100% of the product’s cost.

The Company’s factoring and security agreements with their customers include various recourse provisions requiring the customers to repurchase accounts receivable if certain conditions, as defined in the factoring and security agreement, are met.

Senior management reviews the status of uncollected purchased accounts receivable and purchase order advances monthly to determine if any are uncollectible.  The Company has a security interest in the accounts receivable and inventory purchased and, on a case-by-case basis, may have additional collateral.  The Company files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, the Company has varying types of personal guarantees from their customers relating to the purchased accounts receivable and purchase order advances.

Management considered approximately $57,000 of their December 31, 2009 and $94,000 of their December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

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

Goodwill and Intangible Assets – Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired.

The Company tests the goodwill balance for impairment annually and between annual tests if circumstances would require it.  The Company’s goodwill testing is a two-step process with the first step being a test for potential impairment by comparing the fair value of the reporting unit with its carrying amount (including goodwill).  If the fair value of the reporting unit exceeds the carrying amount, then no impairment exists.  If the carrying amount of the reporting unit exceeds the fair value, the Company completes the second step to measure the amount of the impairment, if any.  The Company will complete the annual test for impairment during its fourth quarter.

Identifiable intangible assets are carried at amortized cost.  Intangible assets with definite lives are amortized over their useful lives and amortization is computed using the straight line method over their expected useful lives.  Long-lived assets are tested for recoverability whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable.  Impairment losses are recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately:

For the years ending December 31,
2009	2008

$319,000	$391,000

Earnings per Share – Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share include the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2009 and 2008, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share since they would be considered anti-dilutive.  For the years ending December 31, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards.

See Note 10 for the impact on the operating results for the years ended December 31, 2009 and 2008.

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

In July 2006, FASB issued guidance for  accounting for uncertainty in income tax positions  which clarifies the accounting for uncertain tax positions.  This FASB requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of this guidance, the Company recognized no liability for uncertain tax positions as of December 31, 2009 and 2008.

For the years ended December 31, 2009 and 2008, the Company recognized no liability for uncertain tax positions.

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

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging” (Formerly Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161)).  ASC 815 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.  ASC 815 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Statements.”  ASC 815 is effective for the year beginning January 1, 2009.  The adoption of ASC 815 has not had a material impact on the Company’s financial condition and results of operations.

In February 2008, the FASB issued guidance impacting ASC 860, “Transfers and Servicing.” (formerly FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”)  ASC 860 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  ASC 860 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption.  The adoption of ASC 860 has not had a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued guidance impacting ASC 805, “Business Combinations” (formerly SFAS No. 141R).  ASC 805 modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value.  In addition, ASC 805 limits the recognition of acquisition-related restructuring liabilities and requires the following: the expense of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date at fair value.  ASC 805 is effective for new acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued guidance impacting ASC 810, Consolidation, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This new guidance in ASC 810 was effective for the fiscal years beginning on or after December 15, 2008.

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
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Anchor Funding Services, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Funding Services, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert & Holland, LLP
Charlotte, North Carolina
April 15, 2010

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2009	2008
CURRENT ASSETS:
Cash	$491,486	$401,104
Retained interest in purchased accounts receivable, net	6,775,364	4,292,366
Earned but uncollected fee income	163,116	87,529
Due from lender	164,899	-
Deferred financing costs, current	-	85,130
Prepaid expenses and other	82,680	116,950
Total current assets	7,677,545	4,983,079

PROPERTY AND EQUIPMENT, net	31,189	70,181

GOODWILL	410,000	-

INTANGIBLE ASSET – customer list	70,000	-
DEFERRED FINANCING COSTS, non-current	-	156,073

SECURITY DEPOSITS	5,486	19,500

TOTAL ASSETS	$8,194,220	$5,228,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$4,296,601	$1,187,224
Due to participant	126,909	-
Accounts payable	45,551	122,900
Loan fees payable	-	50,000
Accrued payroll and related taxes	45,780	35,067
Accrued expenses	316,204	45,141
Collected but unearned fee income	52,430	58,707
Contingent note payable	480,000	-
Due to client	146,831	-
Total current liabilities	5,510,306	1,499,039

LOAN FEES PAYABLE, non-current	-	50,000

TOTAL LIABILITIES	5,510,306	1,549,039

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	5,212,719	5,361,512
COMMON STOCK	1,409	12,941
ADDITIONAL PAID IN CAPITAL	2,916,552	1,660,516
ACCUMULATED DEFICIT	(5,747,917)	(3,355,175)
NONCONTROLLING INTEREST	301,151	-
	2,683,914	3,679,794

	$8,194,220	$5,228,833

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008
FINANCE REVENUES	$1,699,221	$1,252,476
INTEREST EXPENSE - financial institution	(111,195)	(9,664)
INTEREST INCOME	-	40,096

NET FINANCE REVENUES	1,588,026	1,282,908
PROVISIONFOR CREDIT LOSSES	(252,139)	(63,797)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	1,335,887	1,219,111

OPERATING EXPENSES	(3,223,684)	(2,486,719)

LOSS BEFORE INCOME TAXES	(1,887,797)	(1,267,608)

INCOME TAXES	-	-

NET LOSS	(1,887,797)	(1,267,608)

LESS: NONCONTROLLING INTEREST SHARE	1,151	-

CONTROLLING INTEREST SHARE	(1,888,948)	(1,267,608)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	(475,782)	(486,800)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(2,364,730)	$(1,754,408)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	(0.18)	(0.14)

Dilutive	(0.18)	(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	13,224,664	12,718,636

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2009 and 2008

	Preferred	Common	Additional	Accumulated	Noncontrolling
	Stock	Stock	Paid in Capital	Deficit	Interest	Total
Balance, January 1, 2008	$5,503,117	$11,821	$536,199	$(1,529,780)	-	$4,521,357

Issuance of 94,865 preferred shares in connection with the
payment of the accrued preferred dividend liability as of December 31, 2007	473,425	-	-	(67,429)	-	405,996

Conversion of 220,366 preferred shares, plus accrued and
declared dividends, to 1,119,823 common shares	(1,101,830)	1,120	1,104,267	(3,558)	-	(1)

Issuance of 97,360 preferred shares in connection with the
payment of the accrued preferred dividend liability as of December 31, 2008	486,800	-	-	(486,800)	-	-

Provision for compensation expense related to stock options issued	-	-	20,050	-	-	20,050

Net loss	-	-	-	(1,267,608)	-	(1,267,608)

Balance, December 31, 2008	5,361,512	12,941	1,660,516	(3,355,175)	-	3,679,794

Compensation expense related to issued stock options	-	-	6,725	-	-	6,725

Benefit for compensation expense related to cancelled stock options	-	-	(10,810)	-	-	(10,810)

Stock options issued to directors/officers related to financing agreement	-	-	96,000	-	-	96,000

Conversion of 124,915 preferred shares, plus accrued and	-	-	-	-	-
declared dividends, to 652,587 common shares	(624,575)	65	652,522	(28,012)	-	-

Change in par value	-	(11,647)	11,647	-	-	-

Issuance of 500,002 common shares at $1	-	50	499,952	-	-	500,002

Capital contribution for noncontrolling interest	-	-	-	-	300,000	300,000

Issuance of 95,189 preferred shares in connection with the payment of the accrued preferred dividend liability as of December 31, 2009	475,782	-	-	(475,782)	-	-

Net loss	-	-	-	(1,888,948)	1,151	(1,887,797)

Balance, December 31, 2009	$5,212,719	$1,409	$2,916,552	$(5,747,917)	$301,151	$2,683,914

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Twelve months ended Dec 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss:	$(1,888,948)	$(1,267,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncontrolling interest share	1,151	-
Depreciation and amortization	305,845	46,010
Compensation expense related to issuance of stock options	91,915	20,050
Allowance for uncollectible accounts	252,139	63,096
Changes in operating assets and liabilities
Increase in retained interest in purchased
accounts receivable	(2,735,137)	(2,853,247)
Increase in earned but uncollected	(75,587)	(61,787)
Increase in due from customer	(164,899)	-
Decrease (increase) in prepaid expenses and other	34,270	(51,934)
Increase in loan fees	-	(241,203)
Decrease in security deposits	14,014	716
Decrease (increase) in accounts payable	(77,349)	54,172
Increase (decrease) in loan fees payable	(100,000)	100,000
Increase (decrease) in accrued payroll and related taxes	40,713	(66,181)
(Decrease) increase in collected but not earned	(6,277)	27,959
Increase in due to participant	126,909	-
Increase (decrease) in accrued expenses	241,063	(28,060)
Increase in due to client	146,831	-
Net cash used in operating activities	(3,793,347)	(4,258,017)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(25,650)	(27,147)
Net cash used in investing activities	(25,650)	(27,147)

CASH FLOWS FROM FINANCING ACTIVITIES:	300,000	-
Capital contributed
Cash paid for common stock	500,002	-
Proceeds from financial institution, net	3,109,377	1,187,224
Net cash provided by financing activities	3,909,379	1,187,224

INCREASE (DECREASE) IN CASH	90,382	(3,097,940)
CASH, beginning of period	401,104	3,499,044

CASH, end of period	$491,486	$401,104

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

December 31, 2009 and 2008

1. BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”) and its 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”, collectively, “the Company”).  In April of 2007, BTHC XI, Inc. changed its name to Anchor Funding Services, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Anchor Funding Services, Inc. is a Delaware corporation.  Anchor Funding Services, Inc. has no operations; substantially all operations of the Company are the responsibility of Anchor Funding Services, LLC and Brookridge Funding Services, LLC.

Anchor Funding Services, LLC is a North Carolina limited liability company.    Anchor Funding Services, LLC was formed for the purpose of providing factoring and back office services to businesses located throughout the United States of America.

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. Brookridge Funding Services, LLC is a North Carolina limited liability company with operations in Danbury, Connecticut. Brookridge Funding Services, LLC provides factoring and purchase order funding to businesses located throughout the United States of America.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its wholly owned subsidiary, Anchor Funding Services, LLC and its 80%owned subsidiary Brookridge Funding Services, LLC. The consolidated statement of operations for the year ended December 31, 2009 include both results of Brookridge Funding Services, LLC from December 7, 2009 (date of acquisition) through December 31, 2009, as well as Anchor Funding Services, LLC for the year ended December 31, 2009..

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

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice and purchase order advance.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee.  Variable transaction fees are variable based on the length of time the purchased invoice and purchase order advance is outstanding.   As specified in its contract with the client, the Company charges variable increasing percentages of the purchased invoice or purchase order advance as time elapses from the purchase date to the collection date.

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

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices and purchase order advances are collected, the Company records the appropriate adjustments to record the actual revenue earned on each purchased invoice and purchase order advance. Adjustments from the estimated revenue to the actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased and advances on purchase orders from clients less amounts maintained in a reserve account.  For factoring transactions, the Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.  For purchase order transactions the company advances and pays for 100% of the product’s cost.

The Company’s factoring and security agreements with their customers include various recourse provisions requiring the customers to repurchase accounts receivable if certain conditions, as defined in the factoring and security agreement, are met.

Senior management reviews the status of uncollected purchased accounts receivable and purchase order advances monthly to determine if any are uncollectible.  The Company has a security interest in the accounts receivable and inventory purchased and, on a case-by-case basis, may have additional collateral.  The Company files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, the Company has varying types of personal guarantees from their customers relating to the purchased accounts receivable and purchase order advances.

Management considered approximately $57,000 of their December 31, 2009 and $94,000 of their December 31, 2008 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of December 31, 2009, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $190,000.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Goodwill and Intangible Assets – Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired.

The Company tests the goodwill balance for impairment annually and between annual tests if circumstances would require it.  The Company’s goodwill testing is a two-step process with the first step being a test for potential impairment by comparing the fair value of the reporting unit with its carrying amount (including goodwill).  If the fair value of the reporting unit exceeds the carrying amount, then no impairment exists.  If the carrying amount of the reporting unit exceeds the fair value, the Company completes the second step to measure the amount of the impairment, if any.  The Company will complete the annual test for impairment during its fourth quarter in future years

Identifiable intangible assets are carried at amortized cost.  Intangible assets with definite lives are amortized over their useful lives and amortization is computed using the straight line method over their expected useful lives.  Long-lived assets are tested for recoverability whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable.  Impairment losses are recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $319,00 and $391,000 for the years ended December 31, 2009 and 2008, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2009 and 2008, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect..  For the years ending December 31, 2009 and 2008, there was a year-to-date loss from continuing operations.

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) must be recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards.

See Note 10 for the impact on the operating results for the years ended December 31, 2009 and 2008.

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

Income Taxes –The Company is a “C” corporation for income tax purposes.  In a “C” corporation income taxes are provided for the tax effects of transactions reported in the financial statements plus deferred income taxes related to the differences between financial statement and taxable income.

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

In July 2006, FASB issued guidance for  accounting for uncertainty in income taxespositions  which clarifies the accounting for uncertain tax positions.  This FASB requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of this guidance, the Company recognized no liability for uncertain tax positions as of December 31, 2009 and 2008.

For the years ended December 31, 2009 and 2008, the Company recognized no liability for uncertain tax positions.

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

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging” (Formerly Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161)).  ASC 815 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.  ASC 815 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Statements.”  ASC 815 is effective for the year beginning January 1, 2009.  The adoption of ASC 815 has not had a material impact on the Company’s financial condition and results of operations.

In February 2008, the FASB issued guidance impacting ASC 860, “Transfers and Servicing.” (formerly FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”)  ASC 860requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  ASC 860is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption.  The adoption of ASC 860 has not had a material impact on the Company’s financial condition and results of operations.

In December 2007, the FASB issued guidance impacting ASC 805, “Business Combinations” (formerly SFAS No. 141R).  ASC 805 modifies the accounting for business combinations and requires, with limited exceptions, the acquiring entity in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date fair value.  In addition, ASC 805 limits the recognition of acquisition-related restructuring liabilities and requires the following: the expense of acquisition-related and restructuring costs and the acquirer to record contingent consideration measured at the acquisition date at fair value.  ASC 805 is effective for new acquisitions consummated on or after January 1, 2009.

In December 2007, the FASB issued guidance impacting ASC 810, Consolidation, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This new guidance in ASC 810 was effective for the fiscal years beginning on or after December 15, 2008.

3. RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:
	December 31, 2009	December 31, 2008
Purchased invoices	$7,260,539	$5,340,975
Purchase order advances	737,813	-
Reserve account	(1,165,886)	(954,104)
Allowance for uncollectible invoices	(57,102)	(94,505)
	$6,775,364	$4,292,366

Retained interest in purchased accounts receivable consists, excluding excluding the allowance for uncollectible invoices,, of United States companies in the following industries:

	December 31, 2009	December 31, 2008
Staffing	$734,415	$1,049,623
Transportation	1,737,153	1,666,895
Publishing	-	2,664
Construction	5,218	5,218
Service	3,107,145	1,417,615
Metal Processing	625,501	-
Other	623,034	244,856

	$6,832,466	$4,386,871

Total purchased invoices and purchase order advances were as follows:

	For the years ending December 31,
	2009	2008
Purchased invoices	$57,867,024	$38,048,000
Purchase order advances	1,257,783	-
	$59,124,807	$38,048,000

  4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	December 31, 2009	December 31, 2008
Furniture and fixtures	2-5 years	$44,731	$33,960
Computers and software	3-7 years	135,891	121,012
		180,622	154,972
Less: accumulated depreciation		(149,433)	(84,791)

		$31,189	$70,181

Depreciation expense was $64,642 and $46,010 for the years ended December 31, 2009 and 2008, respectively.

5. – GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for year ended December 31, 2009 is as follows:

Goodwill at January 1, 2009	$-
Brookridge acquisition	410,000
Goodwill at December 31, 2009	$410,000

Identifiable intangible assets, net of amortization at December 31, 2009, were as follows:

	December 31, 2009
	Cost	Accumulated Amortization	Net

Brookridge customer relationships	$70,000	$-	$70,000

The Company has assessed the useful life of this asset  in connection with the recoverability assessments.  Amortization is based on the estimated useful life of 30 months. Since the Company acquired this asset in December 2009, the amortization expense would have had an immaterial impact on the statement of operations for the year ended December 31, 2009.

The estimated annual amortization expense for each of the next five years is as follows:

Year	Amount
2010	$28,000
2011	28,000
2012	14,000

6. DUE TO FINANCIAL INSTITUTION:

On, November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility is based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor pays .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances is paid monthly at the Prime Rate plus 2.0%.  Anchor pays the financial institution various other monthly fees as defined in the agreement. The agreement requires that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement are partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee is $250,000 each.

In November 2008, the Company entered into an agreement with a financial institution to finance the factoring of receivables and to provide ongoing working capital.  The agreement is a revolving credit facility that allows the Company to borrow up to $15,000,000.  This agreement was replaced by the A/R Credit Facility described, above.

Borrowings were made at the request of the Company.  The amount eligible to be borrowed was based on a borrowing base formula as defined in the agreement.  The interest on borrowings was paid monthly at LIBOR rate plus 4%.  In addition to interest, the Company paid the financial institution various monthly fees as defined in the agreement.

The agreement was collateralized by a first lien on all Company assets.  Borrowings on this agreement were partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee was $250,000 each.

The agreement, among other covenants, required the Company to maintain certain financial ratios.  As of December 31, 2009, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

7. CAPITAL STRUCTURE:

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

Common Stock – The Company is authorized to issue 65,000,000 shares of $.0001 par value Common Stock as of December 31, 2009. The Company was authorized to issue 40,000,000 shares of $.001 par value Common Stock as of December 31, 2008.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the years ended December 31, 2009 and 2008 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, January 1, 2008	1,342,500	11,820,555

Shares issued as payment for the
2007 preferred stock dividend	94,865	-

Shares issued (redeemed) related
to the conversion of preferred shares
to common shares	(220,366)	1,119,823

Shares issued as payment for the
2008 preferred stock dividend	97,360	-

Balance, December 31, 2008	1,314,359	12,940,378

Shares issued (redeemed) related
to the conversion of preferred shares
to common shares	(124,915)	652,587

Shares issued as part of Brookridge acquisition		500,002

Shares issued as payment for the
2009 preferred stock dividend	95,189	-

Balance, December 31, 2009	1,284,633	14,092,967

  8.  RELATED PARTY TRANSACTION:

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. In connection with the closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC (“MGM”), a limited liability company owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender will provide a $3.7 million senior credit facility to Brookridge.  Morry F. Rubin is the managing member of MGM. Loans under the Credit Agreement are secured by all of Brookridge’s assets and bear interest at a 20% annual rate. The Credit Agreement contains standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allows the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral. At December 31, 2009, $164,899 was due from the lender because collections in excess of the loan balance swept to the Lender account for payment. This amount was subsequently paid.

9. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

On January 31, 2007, the Board adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan.  In October 2009 the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares.

At closing of the exchange transaction described above, M. Rubin and Brad Bernstein (“B. Bernstein”), the husband of Ilissa Bernstein and President of the Company, entered into employment contracts and stock option agreements.  Additionally, at closing two non-employee directors entered into stock option agreements.

The following summarizes M. Rubin’s employment agreement and stock options:

•	The employment agreement with M. Rubin currently retains his services as Co-chairman and Chief Executive Officer through January 31, 2011.

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

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein currently retains his services as President for a three-year period through January 31, 2011.

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

On December 4, 2009, Anchor Funding Services, Inc., entered into an Asset Purchase Agreement with Brookridge Funding, LLC providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business.  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, Brookridge entered into employment contracts and stock option agreements with Michael Hilton and John McNiff, each a Co-President of Brookridge.

The following summarizes Mr. Hilton’s and Mr. McNiff’s employment agreements and stock options:

•	The employment agreement retains their services as Co-Presidents of Brookridge for a five-year period.

•	An annual salary of $120,000 per year.

•
Each is to receive 10-year options to purchase 112,500 shares exercisable at $1.00 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options is equally over 5 years in arrears.

The following summarizes the stock option agreements entered into with three directors:

•
10-year options to purchase 280,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options is one-third immediately, one-third one year from the grant date and the remainder 2 years from grant date.  If any director ceases serving the Company for any reason, all unvested options shall terminate immediately and all vested options must be exercised within 90 days after the director ceases serving as a director.

The following summarizes employee stock option agreements entered into with five employees:

•
10-year options to purchase 86,500 shares exercisable at prices of $1.00 and $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. The grant dates range from September 28, 2007 to November 30, 2009.  Vesting periods range from one to four years. If any employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following table summarizes information about stock options as of December 31, 2009:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,886,500	7 years	1,849,167
$1.00	305,000	9-10 years	20,000
$0.62	500,000	9 years	500,000
	2,691,500		2,369,167

The Company recorded the issuance of these options in accordance with ASC 718 "Compensation-Stock Compensation".  The following information was input into a Black Scholes option pricing model

	December 31, 2009	December 31, 2008
Exercise price	$1.00	1.25
Term	10 years	10 years
Volatility	.85	2.5
Dividends	0%	0%
Discount rate	3.73%	4.75%

The fair value amounts recorded for these options in the statement of operations for the year ended December 31, 2009 was $6,725 and December 31, 2008 was $20,050. Options cancelled for the year ended December 31, 2009 and 2008 totaled $10,810 and $0, respectively.

The pre-tax fair value effect recorded for these options in the statement of operations for the years ending December 31, 2009 and 2008 was as follows:

	2009	2008

Fully vested stock options	$1,514	$8,108
Unvested portion of stock options	5,211	11,942

	$6,725	$20,050
10. WARRANTS

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

 The following table summarizes information about stock warrants as of December 31, 2009:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500
$1.00	2,000,004	10 years	2,000,004
11. CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the year ending December 31,
	2009	2008
Staffing	$258,928	$270,732
Transportation	634,811	532,657
Construction	3,393	5,725
Service	714,236	388,494
Metal Processor	10,669	-
Other	77,184	54,868

	$1,699,221	$1,252,476

Major Customers – The Company had the no major customers for the years ending December 31, 2009 and 2008 which represent 10 percent or more of its revenues.

Cash – The Company places its cash and cash equivalents on deposit with a with financial institutions in the United States. In 2008, the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.  The unlimited coverage for participating accounts expires in June 30, 2010 and the $250,000 increased coverage for other accounts is schedules to expire on December 31, 2013, at which time it is anticipatedamounts insured by the FDIC will return to $100,000..  During the year, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of year end, the Company had approximately $200,000 which exceed these insured amounts.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest was as follows:

For the year ending December 31,

2009	2008

$111,195	$9,500

Non-cash financing and investing activities consisted of the following:

For the year ending 2009 –

Exchange of 124,915 preferred shares for 652,587 common shares.

95,189 preferred shares were issued in satisfaction of the dividend obligation for the year ended December 31, 2009.

80,000 stock options were issued to employees

225,000 stock options (112,500 each) were issued to the Co-Presidents of Brookridge

For the year ending 2008 -

94,685 preferred shares were issued in satisfaction of the accrued dividend obligation as of December 31, 2007.

Exchange of 220,366 preferred shares for 1,119,613 common shares.

97,360 preferred shares were issued in satisfaction of the dividend obligation for the year ended December 31, 2008.

104,000 stock options were issued to directors and employees

13. INCOME TAXES:
The current and deferred income tax provision for the years ending December 31, 2009 and 2008 consists of the following:
	For the Year	For the Year
	Ending	Ending
	December 31, 2009	December 31, 2008

Current provision	$-	$-
Deferred benefit	817,000	452,000

	$817,000	$452,000
Valuation reserve	(817,000)	(452,000)

	$-	$-

The following table reconciles the total provision for income taxes recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34%:

	For the Year	For the Year
	Ending	Ending
	December 31, 2009	December 31, 2008

Tax benefit at statutory rate	$ (642,000)	$(431,000)
State tax benefit	(175,000)	(21,000)
Change in valuation allowance	817,000	452,000

	$-	-

The deferred tax assets related to the differences between financial statement and taxable income as of December 31, 2009 and 2008 are as follows:
	December 31, 2009	December 31, 2008

Compensation costs related to issuance of stock options	$41,000	$37,000
Reserve method of accounting for bad debts	23,000	38,000
Basis differences in property and equipment	-	-
Net operating loss carryforwards	1,614,000	786,000

	1,678,000	861,000

Valuation reserve	(1,678,000)	(861,000)

	$-	$-

Management is uncertain if these deferred tax assets will ever be realized, therefore they have been fully reserved. The increase in the valuation reserve equals the deferred tax benefit.

The net operating loss carryforward generated in the year ending December 31, 2009 was approximately $1,859,000.

The Company has the following net operating loss carryforwards available to offset future taxable income:

	Amount	Expiration

Federal	$3,936,000	2021 - 2024

State	$3,934,000	2021 - 2024

The Company files tax returns in the U.S. federal jurisdiction and various states. Currently, none of the Company’s open tax returns are being examined by the taxing authorities.

14. FACILITY LEASES:

The Company has lease agreements for office space in Charlotte, NC, Boca Raton, FL and Danbury, CT. All lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  On November 1, 2007, the Company entered into a lease for additional space adjoining its Charlotte office.  Both leases expire May 31, 2010 and the company plans to renew for two more years.  The monthly rent for the combined space is approximately $2,340

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term.  The monthly rental was approximately $8,300. Pursuant to an agreement dated as of October 16, 2009, Anchor entered into an agreement to terminate its lease covering premises currently known as 800 Yamato Road, Suite 102, Boca Raton, FL 33431. The lease agreement which was entered into on April 16, 2007 and would have expired on May 31, 2012 terminated on October 31, 2009 and Anchor vacated the premises. Anchor bought out the lease at a total cost of $100,000 in order to reduce net leasing costs of an estimated $8,300 per month or $100,000 per annum.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,313.

In connection with Brookridge’s acquisition of a purchase order finance company, Brookridge assumed the seller’s lease for office space in Danbury, CT. The lease is for a monthly rental of $3,585 and expires on September 30, 2014.

The rental expense for the years ended December 31, 2009 and 2008 was approximately $223,000 and $137,000, respectively. The future minimum lease payments are as follows:

2010	$70,474
2011	56,149
2012	43,020
2013	43,020
2014	32,265
$244,928

15. ACQUSITIONS:

On December 4, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Brookridge Funding, LLC (“Seller”) providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business (the “Acquired Business”).  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, the Company and Seller’s principals invested $1.5 million in Brookridge Funding Services, LLC, the Company’s newly formed 80% owned subsidiary which operates the Acquired Business.  The purchase price for the Acquired Business was $2,389,824 million representing the fair market value of the Acquired Business’s purchased accounts receivable and purchase order advances.

Since the purchase price equaled the fair market value of the net assets acquired, no Goodwill was recorded for the initial transaction.

For five years, the Sellers are to receive 20% of Brookridge’s net operating income, paid quarterly, up to a total of $800,000. Based on discounted cash flow  and net present value analyses, the Company has recorded $480,000 of Goodwill and Intangibles and  a corresponding liability in connection with contingent payments due to the Sellers. The estimated fair values are subject to change pending a final analysis of the total purchase price and the fair value of the assets acquired and liabilities assumed. Goodwill from this transaction will be deductible.

Pro forma effect of acquisition

The results of operations of Brookridge have been included in the consolidated results of operations of the Company since December 5, 2009,

The unaudited pro forma information below presents the results of operations as if the acquisitions of Brookridge had occurred on the first day of the periods presented.  The unaudited pro forma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results.  Because of the pro forma net losses for each of the periods, potentially dilutive securities have been excluded from the calculation of basic and diluted earnings per share as they would have an anti-dilutive effect.

	Year ended December 31, 2009	Year ended December 31, 2008

Total revenue	$3,208,718	$3,436,120
Net loss	$(2,065,028)	$(1,297,967)
Net loss per share:
Basic	$(0.16)	$(0.10)
Diluted	$(0.16)	$(0.10)
Pro forma weighted average number of common shares outstanding:
Basic	13,224,664	12,718,636
Diluted	13,224,664	12,718,636

16. SUBSEQUENT EVENTS:

On March 23, 2010, the Board of Directors approved Anchor entering into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2009.

Item 9.B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	Position
George Rubin*	80	Co-Chairman of the Board and Co-Founder

Morry Rubin*	50	Co-Chairman, CEO, Director, Co-Founder

Brad Bernstein	44	President, CFO and Co-Founder

Kenneth Smalley	46	Director

E. Anthony Woods	69	Director
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

E. Anthony Woods has served as Chairman and Chief Executive Officer of Support Source, a limited liability investing/consulting company, providing financial, management and marketing expertise to the healthcare industry since 2003.  From 1987 through 2002, Mr. Woods served as President and Chief Executive Officer of Deaconess Association, Inc., a large Cincinnati based diversified healthcare holding company operating for profit and not for profit health services corporations. Since 2007, Mr. Woods has served as a director of Critical Homecare Solutions, an equity-fund owned company and leading provider of homecare services and products currently serving 15,000 patients in 14 states. Since 2006, Mr. Woods has served as a director of Phoenix Health Systems, a national provider of healthcare information technology outsourcing solutions. Since 2004, Mr. Woods has served as a director (and as Chairman since 2006) of LCA-Vision, a leading provider of laser vision correction services which owns and operates over 70 fixed-site centers in the United States and through a joint venture in Canada.  Since 2003, Mr. Woods has also been active as Chairman of the Board of Deaconess Association, Inc. and he is currently serving as interim Chief Executive Officer and Chief Financial Officer of said company.  Since 1998, he has also served as a director of Cincinnati Financial Corporation, a Standard & Poors 500 company which serves as a holding company with subsidiaries which underwrite fire, auto, casualty and other related forms of insurance. Mr. Woods is 67 years of age. He received his M.B.A. in Finance and Marketing from Samford University and a B.S. and M.S. in Engineering from the University of Tennessee.

Michael P. Hilton and John A. McNiff III, are each Co-President of Brookridge, the Company's 80% owned subsidiary.  The following is their biographical information:

Michael P. Hilton. Michael Hilton has been a Co-President of Brookridge since December 7, 2009. Prior to this Mr. Hilton served as a Co-Managing Director of Brookridge Funding, LLC and its affiliated companies for 12 years. Brookridge Funding was a purchase order funding company with particular expertise in the import/export market. He has written articles on purchase order funding and factoring.  From 1986 to 1995 Mr. Hilton was involved in the Cable TV industry primarily as Chairman of Brookridge, Inc. From 1979 to 1982 Mr. Hilton served as CFO of A.G. Becker, the 14th-largest brokerage firm at that time, and was involved in all facets of credit review.  From 1983 to 1985 Mr. Hilton served as CFO of RPG, Inc., a Wall Street brokerage firm, where he was involved in all aspects of credit review. From 1976 to 1979 was Co-General Manager of S & B Brokerage Services Company where he structured numerous successful financial transactions whereby insurance company-guaranteed corporate debt instruments were issued to public and institutional markets. After graduating from St. John Fisher College in 1963 with a BBA degree, Mr. Hilton began his business career as a public accountant with Price Waterhouse, where he had extensive experience in setting up accounting systems and controls. Mr. Hilton serves on the board of the Connecticut Chapter of the Turnaround Management Association.

John A. McNiff III. John McNiff has been a Co-President of Brookridge since December 7, 2009. Mr. McNiff has served as Co-Managing Director of Brookridge Funding, LLC and its affiliated companies for 12 years. Brookridge Funding was a purchase order funding company with particular expertise in the import/export market. There, Mr. McNiff was primarily responsible for operations management and establishing procedures and controls as well as due diligence analysis. From 1984 to 1995 Mr. McNiff wasn involved in the Cable TV industry, primarily as the President of Brookridge, Inc. Mr. McNiff also served as President of Brookridge Securities Corporation, a NASD member firm during this period. Mr. McNiff served as President of Wycombe Securities Corporation (1984-1986) and as Executive V.P. of Wycombe, Ltd. and related companies (1980-1986) where he was involved with the structuring, financing, syndication and operations of numerous private placements.

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Delaware and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the finance and capital market industries.

In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Risks and exposures relating to corporate governance; and management and director succession planning.

Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are not entirely separated, as our Chief Executive officer is also Co-Chairman of the Board. The company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that ultimately the separation of the offices of the Chairman of the Board and Chief Executive Officer is likely to be part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

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

The term “Financial Expert” is defined under Sarbanes-Oxley Act of 2002, as amended, as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company’s financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file.  During fiscal 2009, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge.

Item 11.  Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2009 and 2008 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2009; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2009 with compensation during fiscal year ended 2009 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2009.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Morry F. Rubin Chief Executive Officer (4)	2009 2008	$1.00 $1.00	$-0- $-0-	$-0- $-0-	$424 $5,910	$ $	-0- -0-	$ $	-0- -0-	$18,000 $18,000	$18,425 $23,911

Brad Bernstein President	2009 2008	$246,538 $223,338	$-0- $-0-	$-0- $-0-	$622 $8,641	$ $	-0- -0-	$ $	-0- -0-	$12,000 $12,000	$259,160 $243,979
________________

(1)
ASC 718 requires the company to determine the overall value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

(3)	Includes compensation for service as a director described under Director Compensation, below.

(4)	Does not include monies paid to Mr. Rubin on an investment in the Company as described under "Item 13".

For a description of the material terms of each named executive officers’ employment agreement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of the company see section below entitled “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2009 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Morry F. Rubin	650,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	- 0 -	.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	950,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
N/A – Not applicable.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	2010 Annual Salary(1)	Bonus (2)
Morry F. Rubin	Chief Executive Officer	$1 (1)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.

Brad Bernstein	President	$240,000 (2)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.
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

•
M. Rubin and Bernstein were granted on January 31, 2007 10-year options to purchase 650,000 and 950,000 shares, respectively, exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.   All options granted to them have vested.

•
The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. On December 3, 2009, each Agreement renewed for one additional year through the close of business on January 31, 2011;

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

On December 7, 2009, , we entered into a five-year employment agreement with Michael Hilton (“Hilton”) to retain his services as Co-President of Brookridge. We entered into a five year employment agreement to retain the services of John McNiff (“McNiff”) as Co-President of Brookridge. The following summarizes the employment agreements of Hilton and McNiff, who are individually referred to as “Executive” and collectively as “Executives.”

•	Each Executive shall receive a base salary of $120,000 per annum;

•
Hilton and McNiff are to be granted 10-year options to purchase 112,500 shares each, with vesting to occur over a period of five years in arrears, exercisable at $1.00 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.

•
Each Executive shall be required to devote his full business time and efforts to the business and affairs of the Company. Each executive is subject to provisions relating to non-compete, non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter (other than for termination without cause.

Termination of Employment.

Each Executive’s employment with the Company may be terminated by mutual agreement. The following description summarizes the severance pay (exclusive of base salary, car allowances and benefits due up to the date of termination), if any, of each Executive in the event of termination (other than by mutual agreement) and the treatment of each Executive’s options:

Termination for Cause.  In the event of any termination for cause (as defined in the agreement), the Executive shall not receive any severance pay and any and all stock options granted to the Executive shall terminate according to their terms of grant.

Termination for Disability or Death.  In the event of termination for disability (as defined in the agreement) or death, Executive shall receive compensation up until the date of disability or death In addition, death and disability does not impact employee and successors to receive contiongent purchase price consideration in connection with the asset purchase agreement with Brookridge Funding, LLC.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. The chairman of each committee that is formed by us at a later date will be entitled to an annual fee of $6,500 and each non-executive director will receive an annual fee of $6,500 as a member of the Board, a fee of $1,000 per Board or Committee meeting (or consent in lieu of a meeting), and an activity fee of $1,000 per day for services rendered by the Board member. George Rubin is receiving the same health and dental insurance benefits as those provided to our executive officers to the extent permitted by the rules and regulations applicable thereto and an additional medical reimbursement of up to $25,000 per annum. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On January 31, 2007, we established a stock option plan and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. On the same date, we also granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank Delape, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2010.  Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or compensation committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2009 Compensation

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2009.

		DIRECTOR COMPENSATION
Name and Principal Position		Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)(5)	Total ($)
Kenneth Smalley, Director	$9,500		$	- 0-	$468	$-0-	$-0-	$-0-	$9,968

George Rubin, Director (6)	$9,500			$-0-	$-0-	$-0-	$-0-	$7,990	$17,490

E. Anthony Woods, Director	$6,792			$-0-	$1,560	$-0-	$-0-	$-0-	$8,352

(1)
ASC 718 requires the company to determine the overall value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option.  For a description ASC 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-SB/A.

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

(4)
All other compensation includes the payment of health insurance which is not provided to other non-employee directors.  Mr. Rubin's compensation excludes monies earned as an investor.  See "Item 13" for a description of certain transactions involving George Rubin.

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

2007 Omnibus Equity Compensation Plan

On January 31, 2007, the Board adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan.  In October 2009 the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares.

The following table shows the amounts that have been granted under the Plan as of April 12, 2010:

2007 Omnibus Equity Compensation Plan
Name and Position	Dollar Value ($)	Number of Options

Morry R. Rubin, Chief Executive Officer (2)	-0- (1)	900,000

Brad Bernstein, President (2)	-0- (1)	1,200,000

Michael Hilton	-0- (1)	112,500

John McNiff	-0- (1)	112,500

Executive Group (four persons) (2)(3)	-0- (1)	2,325,000

Non-Executive Director Group (two persons) (2)	-0- (1)	280,000

Non-Executive Officer Employee Group	-0- (1)	86,500 _________
    ______________

(1)	The dollar value of these options is based upon the fair market value of our common stock as of the close of business on April 12, 2010, less the exercise price of each respective option.

(2)
We have a stock option plan covering 4,200,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share and granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank DeLape, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2010.

(3)
Represents options to purchase 112,500 shares, which vest over a period of five years in arrears and exercsiable at $1.00 per share from the vesting date through the tenth anniversary of the date of grant.

The following is a summary of the material features of the Plan:

Shares Subject to the Plan

The maximum number of shares of common stock with respect to which awards may be made under the Plan is 4,200,000.  In the event of any stock split, reverse stock split, stock dividend, recapitalization, reclassification or other similar event or transaction, the Compensation Committee will make such equitable adjustments to the number, kind and price of shares subject to outstanding grants and to the number of shares available for issuance under the Plan as it deems necessary or appropriate. Shares subject to forfeiture, cancelled or expired awards granted under the Plan will again become available for issuance under the Plan. In addition, shares surrendered in payment of any exercise price or in satisfaction of any withholding obligation arising in connection with an award granted under the Plan will again become available for issuance under the Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 12, 2010, we have 18,524,889 shares of Common Stock and 389,283 shares of Series 1 Preferred Stock issued and outstanding.  In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into only 5.0 common shares.  Accordingly, the 389,28 shares of Series 1 Preferred Stock are convertible into 1,946,415 shares of Common Stock with the equivalent voting rights of 2,253,053 common shares   The following table sets forth information regarding the economic ownership of our company Common Stock by:

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Morry F. Rubin (1)	5,821,340	29.0

George Rubin (1)	3,987,840	20.8

Ilissa and Brad Bernstein (2)	3,200,000	16.2

E. Anthony Woods (4)	100,000	.5

Kenneth Smalley (3)	180,000	1.0

Michael Hilton (8)	-0-	-0-

John A. McNiff (8)	-0-	-0-

All officers and directors as a group (seven persons) (5)	13,027,180	11.6

William Baquet(6)	2,178,944	11.6

Buechel Family Ltd Partnership (7)	1,251,786	6.6

Buechel Patient Care Research & Education Fund (7)	1,251,786	6.6

Marc Malaga (9)	2,205,100	11.3

*	Represents less than 1% of the outstanding shares.

 _____________________
(1)
Morry Rubin’s beneficial ownership includes options/warrants to purchase 1,566,672 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts and warrants to purchase 666,672 shares.

(2)
Of the 3,200,000 shares beneficially owned by them, 2,000,000 common are owned by Illissa Bernstein, Brad Bernstein’s wife. The remaining 1,200,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes options to purchase 180,000 shares of Common Stock.
(4)	Includes options to purchase 100,000 options granted to Mr. Woods.
(5)	Includes all options and warrants to purchase 3,046,672 shares.
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

(7)	This person beneficially owns 31,812 shares of Series 1 Preferred Stock convertible into 159,060 shares of Common Stock. These beneficial owners are under common control of Frederick Buechel.
(8)	Excludes options to purchase 112,500 shares which are not vested and will not vest within 60 days of the filing date of this Form 10-K.
(9)	Includes 68,214 shares of Series 1 Preferred Stock convertible into 341,070 shares of Common Stock and warrants to purchase 666,672 shares.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of March 31, 2010 and relates to our 2007 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	2,691,500	$1.10	1,508,500

Item 13. Certain Relationships and Related Transactions and Director Independence.

On December 4, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Brookridge Funding, LLC (“Seller”) providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business (the “Acquired Business”).  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, the Company invested $1.2 million and Seller's Principal invested $300,000 in Brookridge Funding Services, LLC, the Company’s newly formed 80% owned subsidiary which will operate the Acquired Business (“Brookridge”).  The purchase price for the Acquired Business was $2.4 million (the Acquired Business’s outstanding client account balances at closing), plus an earn-out payment based the Acquired Business’s operating income of up to $800,000.

In connection with closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC, a limited liability owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and Marc Malapa, a principal stockholder (“Lender”), pursuant to which Lender is providing a senior credit facility to Brookridge of up to $3.7 million.  Morry F. Rubin is the managing member of MGM and Chief Executive Officer of the Company.  Loans under the Credit Agreement are secured by all of Brookridge’s assets and will bear interest at a 20% annual rate.  The Credit Agreement contains standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allows the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral.

Also in connection with closing, the company received gross proceeds of $500,004 from the sale of 500,004 shares of common stock and ten year warrants to purchase 2,000,016 shares of common stock exercisable at $1.00 per share (the "Equity Investment").  The Equity Investment was purchased one-third by Morry F. Rubin, one-third by George Rubin and one-third by Marc Malaga, each of whom are owners of the Lender.

Michael P. Hilton and John A. McNiff III, each co-president of an 80% owned subsidiary, Brookridge, each purchased a ten percent interest in Brookridge at a cost of $150,000 and each agreed to guarantee repayment of the Lender's Credit Facility up to an amount equal to $300,000.  At Closing, the company entered into employment agreements with Messers Hilton and McNiff and granted each of Messrs. Hilton and McNiff's ten year options to purchase 112,500 shares of our common stock at an exercisable price of $1.00 per share.  See "Item 11".

On March 23, 2010, the Board of Directors approved Anchor entering into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.

Independent Directors

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors.  Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.  The board’s discretion in determining director independence is not completely unfettered.  Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Anchor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Anchor’s outside auditor.  Currently, Kenneth Smalley and E. Anthony Woods are each deemed by management to be an independent director of Anchor.

Item 13.  Principal Accountant Fees and Services.

Audit Fees

During fiscal 2009 and 2008, the aggregate fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP (the “Independent Auditors”) for the 2009 and 2008 audit of the Company's annual consolidated financial statements totaled approximately $55,000 and $55,000, respectively.

Financial Information Systems Design and Implementation Fees

During 2009 and 2008, there were $-0- in fees billed for professional services by Cherry, Bekaert & Holland, LLP , rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2009 and 2008, there were $58,416 and $21,300 in fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP, respectively, for review of the Company’s quarterly and other filings with the Securities and Exchange Commission.  The foregoing fees exclude expense reimbursements of approximately $-0-.

Item 14.   Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F - 20 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2009 and 2008:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Notes to Financial Statements

Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)

10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2).
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III *
10.19	Employment Agreement - Michael P. Hilton *
10.20	Employment Agreement - John A. McNiff *
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
21.1	Subsidiaries of Registrant listing state of incorporation*
31.1	Rule 13a-14(a) Certification – Chief Executive Officer *
31.2	Rule 13a-14(a) Certification – Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer *
32.2	Section 1350 Certification – Chief Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares *
99.4	Press Release - 2009 Results of Operations *

 _____________
*  Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).
(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event - December 4, 2009).
(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event - November 30, 2009).

(b)	Financial Statement Schedules

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
April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brad Bernstein	President and Chief Financial Officer	April 15, 2010
Brad Bernstein

/s/ Morry F. Rubin	Chief Executive Officer Director and	April 15, 2010
Morry F. Rubin	Co-Chairman of the Board

/s/ George Rubin	Co-Chairman of the Board	April 15, 2010
George Rubin

/s/ E. Anthony Woods	Director	April 15, 2010
E. Anthony Woods

/s/ Kenneth Smalley	Director	April 15, 2010
Kenneth Smalley

Morry F. Rubin, Brad Bernstein, George Rubin, E. Anthony Woods and Kenneth Smalley represent all the current members of the Board of Directors.