Form 10-Q
period 2010-03-31
Anchor Funding Services, Inc.
filed 2010-05-21
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2010

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

As of May 4, 2010, the Company had a total of 18,524,889 shares of Common Stock outstanding, excluding 398,283 outstanding shares of Series 1 Preferred Stock convertible into 1,991,415 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$292,877	$491,486
Retained interest in purchased accounts receivable, net	9,338,297	6,775,364
Earned but uncollected fee income	215,074	163,116
Due from lender	-	164,899
Prepaid expenses and other	72,700	82,680
Total current assets	9,918,948	7,677,545

PROPERTY AND EQUIPMENT, net	27,781	31,189

GOODWILL	410,000	410,000

INTANGIBLE ASSET - customer list	63,000	70,000
	-
SECURITY DEPOSITS	5,486	5,486

	$10,425,214	$8,194,220

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Due to financial institution	$3,961,700	$4,296,601
Due to participant	609,751	126,909
Accounts payable	135,017	45,551
Due to Lender	2,181,025	-
Accrued payroll and related taxes	75,895	45,780
Accrued expenses	321,129	316,204
Collected but unearned fee income	45,296	52,430
Contingent note payable	480,000	480,000
Due to client	-	146,831
Total current liabilities	7,809,813	5,510,306

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	3,028,574	5,212,719
COMMON STOCK	1,627	1,409
ADDITIONAL PAID IN CAPITAL	5,107,490	2,916,552
ACCUMULATED DEFICIT	(5,839,528)	(5,747,917)
NONCONTROLLING INTEREST	317,238	301,151
	2,615,401	2,683,914

	$10,425,214	$8,194,220

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended March 31, 2010 and 2009

	(Unaudited)	(Unaudited)
	2010	2009
FINANCE REVENUES	$802,019	$404,278
INTEREST EXPENSE - financial institution	(174,844)	(12,899)
INTEREST INCOME	-	-

NET FINANCE REVENUES	627,175	391,379
(PROVISION) BENEFIT FOR CREDIT LOSSES	1,298	(6,063)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	628,473	385,316

OPERATING EXPENSES	703,997	711,197

LOSS BEFORE INCOME TAXES	(75,524)	(325,881)

INCOME TAXES	-	-

NET LOSS	(75,524)	(325,881)

LESS: NONCONTROLLING INTEREST SHARE	16,087

CONTROLLING INTEREST SHARE	(91,611)	(325,881)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	-	(129,635)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(91,611)	$(455,516)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	(0.01)	(0.04)

Dilutive	(0.01)	(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	15,176,359	12,940,378

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the three months ended March 31, 2010

	Preferred	Common	Additional	Accumulated	Noncontrolling
	Stock	Stock	Paid in Capital	Deficit	Interest	Total

Beginning Balance, December 31, 2009 (audited)	$5,212,719	$1,409	$2,916,552	$(5,747,917)	$301,151	$2,683,914

Compensation expense related to issued stock options	-	-	7,011	-	-	7,011

Net loss	-	-	-	(91,611)	16,087	(75,524)

Conversion of 436,829 preferred shares to 2,184,145 common shares	(2,184,145)	218	2,183,927	-	-	-

Balance, March 31, 2010	$3,028,574	$1,627	$5,107,490	$(5,839,528)	$317,238	$2,615,401

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three months ended March 31, 2010 and 2009

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net loss:	$(91,611)	$(325,881)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncontrolling interest share	16,087	-
Depreciation and amortization	18,572	13,047
Compensation expense related to issuance of stock options	7,011	(5,817)
Allowance for uncollectible accounts	-	6,063
Amortization of loan fees	-	24,257
Increase in retained interest in purchased
accounts receivable	(2,562,934)	(107,760)
Increase in earned but uncollected	(51,958)	(26,601)
Increase in due from customer	164,899	-
Decrease (increase) in prepaid expenses and other	9,980	24,122
Decrease (increase) in accounts payable	89,466	20,666
Increase (decrease) in accrued payroll and related taxes	30,115	25,107
(Decrease) increase in collected but not earned	(7,134)	4,643
Increase in due to participant	482,842	-
Increase (decrease) in accrued expenses	4,925	(25,406)
Increase in due to client	(146,831)	-
Net cash used in operating activities	(2,036,571)	(373,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,162)	(9,874)
Net cash used in investing activities	(8,162)	(9,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financial institution, net	(334,901)	351,717
Proceeds from lender	2,181,025
Net cash provided by financing activities	1,846,124	351,717

DECREASE IN CASH	(198,609)	(31,717)

CASH, beginning of period	491,486	401,104

CASH, end of period	$292,877	$369,387

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The Consolidated Balance Sheet as of March 31, 2010, the Consolidated Statements of Operations and Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2010 and 2009 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009 and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2009.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its wholly owned subsidiary, Anchor Funding Services, LLC and its 80%owned subsidiary Brookridge Funding Services, LLC as of March 31, 2010. The consolidated statement of operations for the three months ended March 31, 2010 includes the results of Brookridge Funding Services, LLC, and Anchor Funding Services, LLC.  The consolidated statement of operations for the three months ended March 31, 2009 does not include the results of Brookridge Funding Services, LLC.

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

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased and advances on purchase orders from clients less amounts maintained in a reserve account.  For factoring transactions, the Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.  For purchase order transactions, the company advances and pays for 100% of the product’s cost.

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

Management considered approximately $55,000 of their March 31, 2010 and $57,000 of their December 31, 2009 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2010, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $250,000.
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

The Company tests the goodwill balance for impairment annually and between annual tests if circumstances would require it.  The Company’s goodwill testing is a two-step process with the first step being a test for potential impairment by comparing the fair value of the reporting unit with its carrying amount (including goodwill).  If the fair value of the reporting unit exceeds the carrying amount, then no impairment exists.  If the carrying amount of the reporting unit exceeds the fair value, the Company completes the second step to measure the amount of the impairment, if any.  The Company will complete the annual test for impairment during its fourth quarter in future years.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $67,000 and $87,000 for the quarters ended March 31, 2010 and 2009, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending March 31, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarters ending March 31, 2010 and 2009, there was a year-to-date loss from continuing operations.

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

See Note 10 for the impact on the operating results for the quarters ended March 31, 2010 and 2009.

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

For the quarters ended March 31, 2010 and 2009, the Company recognized no liability for uncertain tax positions.

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

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging” (Formerly Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161)).  ASC 815 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.  ASC 815 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Statements.”  ASC 815 is effective for the year beginning January 1, 2009.  The adoption of ASC 815is not expected to have a material impact on the Company’s financial condition and results of operations.

In February 2008, the FASB issued guidance impacting ASC 860, “Transfers and Servicing.” (formerly FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.”)  ASC 860requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.  ASC 860is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption.  Early adoption is prohibited.  The adoption of ASC 860 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued guidance impacting ASC 810, Consolidation, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This new guidance in ASC 810 was effective for the fiscal years beginning on or after December 15, 2008 SFAS The adoption of ASC 810 is not expected to have a material impact on the Company’s financial condition and results of operations.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	March 31, 2010	December 31, 2009
Purchased invoices	$8,553,253	$7,260,539
Purchase order advances	2,293,498	737,813
Reserve account	(1,453,641)	(1,165,886)
Allowance for uncollectible invoices	(54,813)	(57,102)
	$9,338,297	$6,775,364

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	March 31, 2010	December 31, 2009
Staffing	$620718	$734,415
Transportation	1,867,506	1,737,153
Construction	5,218	5,218
Service	4,150,020	3,107,145
Metal Processing	2,067,118	625,501
Other	682,530	623,034

	$9,393,110	$6,832,466

Total purchased invoices and purchase order advances were as follows:

	For the quarters ending March 31,
	2010	2009
Purchased invoices	$23,549,531	$11,397,000
Purchase order advances	8,662,759	-
	$32,212,290	$11,397,000

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	March 31, 2010	December 31, 2009
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	144,053	135,891
		188,784	180,622
Less: accumulated depreciation		(161,004)	(149,433)

		$27,780	$31,189

Depreciation expense was $11,571 and $13,047 for the quarters ended March 31, 2010 and 2009, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $410,000 at March 31, 2010 and there were no changes in its value since January 1, 2010.

Identifiable intangible assets, net of amortization at March 31, 2010, were as follows:

	March 31, 2010
	Cost	Accumulated Amortization	Net

Brookridge customer relationships	$70,000	$7,000	$63,000

The Company has assessed the useful life of this asset  in connection with the recoverability assessments.  Amortization is based on the estimated useful life of 30 months.

The estimated annual amortization expense for each of the next three years is as follows:

Year	Amount
2010	$20,000
2011	20,000
2012	10,000
6.  DUE TO FINANCIAL INSTITUTION:

On, November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility is based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor pays .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances is paid monthly at the Prime Rate plus 2.0%.  Anchor pays the financial institution various other monthly fees as defined in the agreement. The agreement requires that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement are partially guaranteed by each of  the Company’s President and Chief Executive Officer up to $250,000 per officer.

The agreement, among other covenants, required the Company to maintain certain financial ratios.  As of March 31, 2010, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends are paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approves a cash dividend.  Dividends on Series 1 Convertible Preferred Stock ceased to accrue on the earlier of December 31, 2009, or on the date they are converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.

Common Stock – The Company is authorized to issue 65,000,000 shares of $.0001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of March 31, 2010 and December 31, 2009 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2009	1,284,633	14,092,967
Preferred Stock Conversions	(436,829)
Common Stock Issuances		2,184,235
Balance, March 31, 2010	847,804	16,277,202

8. RELATED PARTY TRANSACTION:

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. In connection with the closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC (“MGM”), a limited liability company owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender will provide a $3.7 million senior credit facility to Brookridge.  Morry F. Rubin is the managing member of MGM. Loans under the Credit Agreement are secured by all of Brookridge’s assets and bear interest at a 20% annual rate. The Credit Agreement contains standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allows the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral. At March 31, 2010, Brookridge owed $2,006,025 to the Lender.

Also in connection with closing, the company received gross proceeds of $500,004 from the sale of 500,004 shares of common stock and ten year warrants to purchase 2,000,016 shares of common stock exercisable at $1.00 per share (the "Equity Investment").  The Equity Investment was purchased one-third by Morry F. Rubin, one-third by George Rubin and one-third by a principal stockholder, each of whom are owners of the Lender.

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

On March 23, 2010, the Board of Directors approved Anchor entering into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At March 31, 2010, Anchor owed $175,000 to MGM.

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

•
10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options was one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009.

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

•
10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options was one-third immediately, one-third on February 29, 2008 and one-third on February 28, 2009,

On December 4, 2009, Anchor Funding Services, Inc., entered into an Asset Purchase Agreement with Brookridge Funding, LLC providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business.  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, Brookridge entered into employment contracts and stock option agreements with Michael Hilton and John McNiff, each a Co-President of Brookridge.

The following summarizes Mr. Hilton’s and Mr. McNiff’s employment agreements and stock options:

•	The employment agreement retains their services as Co-Presidents of Brookridge for a five-year period.

•	A salary of $120,000 per year.

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

The following table summarizes information about stock options as of March 31, 2010:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,886,500	7 years	1,849,167
$1.00	305,000	9-10 years	20,000
$0.62	500,000	9 years	500,000
	2,691,500		2,369,167

The Company recorded the issuance of these options in accordance with SFAS No. 123(R). The following information was input into a Black Scholes option pricing model.

Exercise price	$0.62 to $1.00
Term	10 years
Volatility	.85 to 2.50
Dividends	0%
Discount rate	2.82% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending March 31, 2010 and 2009 was as follows:

	2010	2009

Fully vested stock options	$-	$1,982
Unvested portion of stock options	7,011	625
	7,011	2,607
Benefit for expired stock options		(8,424)
(Benefit) provision, net	$7,011	$(5,817)

10. WARRANTS

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

The following table summarizes information about stock warrants as of March 31, 2010:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500
$1.00	2,000,004	10 years	2,000,004

11.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the three months ending March 31,
	2010	2009
Staffing	$69,096	$76,006
Transportation	169,187	159735
Service	396,885	154,404
Metal Processor	101,966
Other	64,885	14,133

	$802,019	$404,278

Major Customers – The Company had the following transactions and balances with unrelated customers (1 in quarter ending March 31, 2010 and 1 in quarter ending March 31, 2009) which represent 10% or more of its revenues for the quarters ending March 31, 2010 and 2009 as follows:

Client #1
Three Months Ended March 31, 2010
Revenues	$101,966
As of March 31, 2010
Purchased accounts receivable outstanding	$2,067,118

Client #1
Three Months Ended March 31, 2009
Revenues	$50,567
As of March 31, 2009
Purchased accounts receivable outstanding	$719,288

Cash – The Company places its cash and cash equivalents on deposit with a with financial institutions in the United States. In 2008, the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.  The unlimited coverage for participating accounts expires in June 30, 2010 and the $250,000 increased coverage for other accounts is schedules to expire on December 31, 2013, at which time it is anticipated amounts insured by the FDIC will return to $100,000.  During the quarter, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of March 31, 2010, the Company had approximately $43,000 which exceed these insured amounts.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

For the three months ending March 31,

2010	2009

$174,844	$12,900

Non-cash financing and investing activities consisted of the following:

For the quarter ending March 31, 2010 –

Exchange of 436,829 preferred shares for 2,184,145 common shares.

For the quarter ending March 31, 2009 –

None

13.  INCOME TAXES:

As of December 31, 2009, the Company had approximately $3.9 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2021 through 2024.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2010 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,300.

In connection with Brookridge’s acquisition of a purchase order finance company, Brookridge assumed the seller’s lease for office space in Danbury, CT. The lease is for a monthly rental of $3,585 and expires on September 30, 2014.

The rental expense for the quarters ended March 31, 2010 and 2009 was approximately $21,700 and $34,800, respectively.

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

16. SUBSEQUENT EVENTS:

In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $670,000 due to what appears to be a fraud committed by a Brookridge client. Anchor’s interest in this loss is 80% or approximately $536,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge is recording a charge of $670,000 for credit losses in April, 2010. Brookridge’s March 31, 2010 outstanding advances to this client were subsequently paid; the charge relates to advances made in April 2010. Brookridge is reviewing all of its options and will pursue all collection remedies available to it under its purchase order and factoring agreements, including enforcement of its rights under a personal guaranty by the client’s principal.

The credit loss adversely impacts Brookridge’s capital and liquidity. We believe that if MGM Funding, LLC continues to fund Brookridge and based on its current cash position, Brookridge can meet its cash needs for the next 12 to 15 months.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2009. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2009 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to purchase order funding and government contract funding. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations for Anchor are located in Charlotte, North Carolina. Brookridge’s operations are in Danbury, Connecticut and we maintain an executive office in Boca Raton, Florida which includes the Company’s sales and marketing functions.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its wholly owned subsidiary, Anchor Funding Services, LLC and its 80%owned subsidiary Brookridge Funding Services, LLC as of March 31, 2010. The consolidated statement of operations for the three months ended March 31, 2010 includes the results of Brookridge Funding Services, LLC, and Anchor Funding Services, LLC.  The consolidated statement of operations for the three months ended March 31, 2009 does not include the results of Brookridge Funding Services, LLC.

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

Revenue Recognition – The Company charges fees to its customers in one of two ways as follows:

3)  Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice and purchase order advance.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

4)  Variable Transaction Fee.  Variable transaction fees are variable based on the length of time the purchased invoice and purchase order advance is outstanding.   As specified in its contract with the client, the Company charges variable increasing percentages of the purchased invoice or purchase order advance as time elapses from the purchase date to the collection date.

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

Management considered approximately $55,000 of their March 31, 2010 and $57,000 of their December 31, 2009 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2010, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $249,964.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $67,000 and $87,000 for the quarters ended March 31, 2010 and 2009, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending March 31, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarters ending March 31, 2010 and 2009, there was a year-to-date loss from continuing operations.

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

See Note 10 for the impact on the operating results for the quarters ended March 31, 2010 and 2009.

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
.

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.

For the quarters ended March 31, 2010 and 2009, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009.

Finance revenues increased 98.4% for the three months ended March 31, 2010 to $802,019 compared to $404,278 for the comparable period of the prior year.   The change in revenue was primarily due to additional revenues of approximately $348,667 from Anchor’s new Brookridge subsidiary.  In addition, as of March 31, 2010, the Company had 130 active clients compared to 94 active clients as of March 31, 2009.

The Company had net interest expense of $174,844 for the three months ended March 31, 2010 compared to interest expense of $12,899 for the three months ended March 31, 2009. This change is primarily the result of the increase in cost of funds under Anchor’s senior credit facility and the additional interest expense totaling $93,736 incurred by Anchor and Brookridge for their funding transactions from an affiliated party. See "Note 8.".

The Company had a benefit for credit losses of $1,298 for the three months ended March 31, 2010 compared to a provision for credit losses for the three months ended March 31, 2009 of $6,063.

Operating expenses for three months ended March 31, 2010 were $703,997 compared to $711,197 for the three months ended March 31, 2009, a 1.0% decrease.  Anchor’s cost saving measures starting in the fourth quarter of 2009, resulted in a decrease of approximately $151,785 of operating expenses for the three months ended March 31, 2010. This decrease was offset by Brookridge’s operating expenses of approximately $144,585 for the three months ended March 31, 2010.

Net loss for the three months ended March 31, 2010 was $(91,611) compared to $(325,881) for the three months ended March 31, 2009. This decrease in net loss is attributable to the combination of increased revenues from Brookridge and Anchor’s reduced operating expenses.

The following table compares the operating results for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Finance revenues	$802,019	$404,278	$397,741	98.4
Interest income (expense), net	(174,844)	(12,899)	(161,945)	1,255.5
Net finance revenues	627,175	391,379	235,796	60.2
Benefit for recoveries (Provision for credit losses)	1,298	(6,063)	7,361	-
Finance revenues, net of interest expense and credit losses	628,473	385,316	243,157	63.1
Operating expenses	703,997	711,197	(7,200)	(1.0)
Net loss before income taxes	(75,524)	(325,881)	250,357
Income tax (provision) benefit:
Net loss	(75,524)	(325,881)	250,357
Less: Noncontrolling interest share	16,087		16,087
Controlling interest share	$(91,611)	$(325,881)	$234,270

Second Quarter Credit Loss

In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $670,000 due to what appears to be a fraud committed by a Brookridge client. Anchor’s interest in this loss is 80% or approximately $536,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge is recording a charge of $670,000 for credit losses in April, 2010. Brookridge’s March 31, 2010 outstanding advances to this client were subsequently paid; the charge relates to advances made in April 2010. Brookridge is reviewing all of its options and will pursue all collection remedies available to it under its purchase order and factoring agreements, including enforcement of its rights under a personal guaranty by the client’s principal.

The credit loss adversely impacts Brookridge’s capital and liquidity. We believe that if MGM Funding, LLC continues to fund Brookridge and based on its current cash position, Brookridge can meet its cash needs for the next 12 to 15 months.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $2,036,571 for the three months ended March 31, 2010 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. Cash used for operating assets and liabilities was primarily due to an increase of $2,562,934 in retained interest in accounts receivable resulting significantly from the addition of Brookridge’s interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2010, net cash used in investing activities was $8,162 for the purchase of property and equipment.

For the three months ended March 31, 2009, net cash used in investing activities was $9,874 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,846,124 for the three months ended March 31, 2010 and was primarily due to increased borrowings from an affiliated lender to fund the purchase of accounts receivable and make purchase order advances.

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

On March 23, 2010, the Board of Directors approved Anchor entering into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At March 31, 2010, Anchor owed $175,000 to MGM.

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

ITEM 2.	CHANGES IN SECURITIES.

(a)                  For the period January 1, 2009 through March 31, 2010, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

March 2009 and December 2009	Common Stock Options (1)	356,500	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

March 2009 and December 2009	Common Stock Options (2)	805,000	Securities granted outside Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

December 2009	Common Stock and Warrants	500,004 shares; 2,000,016 Warrants (1)	$500,004 received; no commissions paid	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

Dec. 31, 2009	Preferred Stock Dividend	95,189 Shares	Dividend with an assumed value of $475,782; no commissions paid	Existing Stockholders	Section 2(3)

2009	Common Shares	652,587 shares (3)	Conversion of 124,915 Preferred Shares; no commissions paid	Existing Stockholders	Section 3(a)(9)

Jan. - March 2010	Common Stock (1)	2,184,145 shares (3)	Conversion of 436,829 Preferred Shares; no commission paid	Existing security holders	Rule 3(a(9)

(1)  Warrants and options are for a period of ten years, exercisable at $1.00 per share.

(2)  Options are for a period of five years, exercisable between $.62 per share and $1.00 per share.

(3)  Convertible on the basis of five shares of Common Stock for every share of Preferred Stock.

       (b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the three months ended March 31, 2010, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                      EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
3.6	Amendment to Certificate of Incorporation filed October 2009*
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2).
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
21.1	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer *
31.2	Rule 13a-14(a) Certification – Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer *
32.2	Section 1350 Certification – Chief Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares *
99.4	Press Release - Results of Operations - First Quarter 2010 *
_____________

* Filed herewith.

(1)  Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).
(2)  Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event - December 4, 2009).
(3)  Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event - November 30, 2009).
(4) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: May 21, 2010	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: May 21, 2010	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer