Form 10-Q
period 2010-06-30
Anchor Funding Services, Inc.
filed 2010-08-16
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2010

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

As of June 30, 2010, the Company had a total of 18,606,794 shares of Common Stock outstanding, and 381,886 outstanding shares of Series 1 Preferred Stock convertible into 1,949,510 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash	$92,951	$491,486
Retained interest in purchased accounts receivable, net	10,196,575	6,775,364
Earned but uncollected fee income	214,474	163,116
Due from lender	-	164,899
Prepaid expenses and other	79,916	82,680
Total current assets	10,583,916	7,677,545

PROPERTY AND EQUIPMENT, net	16,091	31,189

GOODWILL	410,000	410,000

INTANGIBLE ASSET - customer list	56,000	70,000

SECURITY DEPOSITS	5,486	5,486

	$11,071,493	$8,194,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to financial institution	$6,083,520	$4,296,601
Due to participant	325,388	126,909
Accounts payable	103,928	45,551
Due to Lender	1,773,204	-
Accrued payroll and related taxes	90,546	45,780
Accrued expenses	251,268	316,204
Collected but unearned fee income	50,215	52,430
Contingent note payable	480,000	480,000
Due to client	-	146,831
Total current liabilities	9,158,069	5,510,306

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	698,984	5,212,719
COMMON STOCK	1,860	1,409
ADDITIONAL PAID IN CAPITAL	7,443,852	2,916,552
ACCUMULATED DEFICIT	(6,402,774)	(5,747,917)
NONCONTROLLING INTEREST	171,502	301,151
	1,913,424	2,683,914

	$11,071,493	$8,194,220

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the quarters ending June 30,		For the six months ending June 30,
	2010	2009	2010	2009
FINANCE REVENUES	$844,801	$393,202	$1,646,820	$797,480
INTEREST AND COMMISSION EXPENSE - financial institution	(288,511)	(20,718)	(535,259)	(33,617)
INTEREST INCOME	1,006	-	1,006	-

NET FINANCE REVENUES	557,296	372,484	1,112,567	763,863
PROVISION FOR CREDIT LOSSES	(650,485)	(21,646)	(649,187)	(27,709)

FINANCE REVENUES, NET OF INTEREST AND
COMMISSION EXPENSE AND CREDIT LOSSES	(93,189)	350,838	463,380	736,154

OPERATING EXPENSES	605,793	698,610	1,237,886	1,409,807

LOSS BEFORE INCOME TAXES	(698,982)	(347,772)	(774,506)	(673,653)

INCOME TAXES	-	-	-	-

NET LOSS	(698,982)	(347,772)	(774,506)	(673,653)

LESS: NONCONTROLLING INTEREST SHARE	(135,736)	-	(119,649)	-

CONTROLLING INTEREST SHARE	(563,246)	(347,772)	(654,857)	(673,653)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	-	(131,076)	-	(260,711)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(563,246)	$(478,848)	$(654,857)	$(934,364)

NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDER, per share
Basic	$(0.03)	$(0.04)	$(0.04)	$(0.07)

Dilutive	$(0.03)	$(0.04)	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and dilutive	18,580,271	12,940,378	16,887,718	12,940,378

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2010

	Preferred	Common	Additional	Accumulated	Noncontrolling
	Stock	Stock	Paid in Capital	Deficit	Interest	Total

Beginning Balance, December 31, 2009 (audited)	$5,212,719	$1,409	$2,916,552	$(5,747,917)	$301,151	$2,683,914

Compensation expense related to issued stock options	-	-	14,016	-	-	14,016

Net loss	-	-	-	(654,857)	(119,649)	(774,506)

Conversion of 902,747 preferred shares to						-
4,513,735 common shares	(4,513,735)	451	4,513,284	-	-	-

Distributions	-	-	-	-	(10,000)	(10,000)

Balance, June 30, 2010	$698,984	$1,860	$7,443,852	$(6,402,774)	$171,502	$1,913,424

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net loss:	(654,857)	$(673,653)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncontrolling interest share	(119,649)
Depreciation and amortization	37,260	24,945
Compensation expense related to issuance of stock options	14,016	(4,823)
Allowance for uncollectible accounts	650,485	21,646
Amortization of loan fees	-	50,115
Increase in retained interest in purchased
accounts receivable	(4,071,697)	(16,708)
Increase in earned but uncollected	(51,358)	(14,235)
(Increase) decrease in due from customer	164,899	(215,152)
Decrease in prepaid expenses and other	2,763	38,988
Decrease (increase) in accounts payable	58,377	(1,518)
Increase in accrued payroll and related taxes	44,766	29,529
Decrease in collected but not earned	(2,215)	(6,368)
Increase in due to participant	198,479
Decrease in accrued expenses	(64,936)	(25,433)
Decrease in due to client	(146,831)
Net cash used in operating activities	(3,940,498)	(792,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,160)	(11,029)
Net cash used in investing activities	(8,160)	(11,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(10,000)
Proceeds from financial institution, net	1,786,919	785,240
Proceeds from lender	1,773,204
Net cash provided by financing activities	3,550,123	785,240

DECREASE IN CASH	(398,535)	(18,456)

CASH, beginning of period	491,486	401,104

CASH, end of period	$92,951	$382,648

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The Consolidated Balance Sheet as of June 30, 2010, the Consolidated Statements of Operations  for the three months and  six months ended June 30, 2010 and 2009 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2010, results of operations for the three months and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 and are not necessarily indicative of the results to be expected for the full year.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its wholly owned subsidiary, Anchor Funding Services, LLC and its 80% owned subsidiary Brookridge Funding Services, LLC as of June 30, 2010. The consolidated statement of operations for the three months and six months ended June 30, 2010 includes the results of Brookridge Funding Services, LLC, and Anchor Funding Services, LLC.  The consolidated statement of operations for the three months and six months ended June 30, 2009 does not include the results of Brookridge Funding Services, LLC.

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

Management considered approximately $706,000 of their June 30, 2010 and $57,000 of their December 31, 2009 retained interest in purchased accounts receivable to be uncollectible. In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (See Note 16 , below).

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2010, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $392,878.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $75,000 and $86,000 for the quarters ended June 30, 2010 and 2009, respectively, and $142,000 and $173,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending June 30, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarters and six months ending June 30, 2010 and 2009, there was a year-to-date loss from continuing operations.

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

See Note 10 for the impact on the operating results for the quarters and six months ended June 30, 2010 and 2009.

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

The primary differences between financial statement and taxable income for the Company are as follows:

•	Compensation costs related to the issuance of stock options
•	Use of the reserve method of accounting for bad debts
•	Differences in basis of property and equipment between financial and income tax reporting
•	Net operating loss carryforwards.

The deferred tax asset represents the future tax return consequences of utilizing these items.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net deferred tax assets will ever be realized.

In July 2006, FASB issued guidance for accounting for uncertainty in income tax positions which clarifies the accounting for uncertain tax positions.  This guidance requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.

For the quarters and six months ended June 30, 2010 and 2009, the Company recognized no liability for uncertain tax positions.

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

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	June 30, 2010 December 31, 2009
Purchased invoices	$11,481,884	$7,260,539
Purchase order advances	1,384,723	737,813
Reserve account	(1,964,032)	(1,165,886)
Allowance for uncollectible invoices	(706,000)	(57,102)
	$10,196,575	$6,775,364

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	June 30, 2010	December 31, 2009
Staffing	$651,474	$734,415
Transportation	1,979,189	1,737,153
Construction	5,218	5,218
Service	3,723,609	3,107,145
Metal Processing	650,102	625,501
Publishing	3,048,549	-
Other	844,434	623,034
	$10,902,575	$6,832,466

Total purchased invoices and purchase order advances were as follows:

Six Months Ended
	For the quarters ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Purchased invoices	$28,065,913	$13,098,952	$51,615,444	$24,496,162
Purchase order advances	2,496,508		11,159,267
	$30,562,421	$13,098,952	$62,774,711	$24,496,162

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	June 30, 2010	December 31, 2009
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	144,053	135,891
		188,784	180,622
Less: accumulated depreciation		(172,692)	(149,433)

		$16,092	$31,189

Depreciation expense was $9,932 and $11,898 for the quarters ended June 30, 2010 and 2009, respectively, and $23,260 and $24,945 for the six months ended June 30, 2010 and 2009, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $410,000 at June 30, 2010 and there were no changes in its value since January 1, 2010.

Identifiable intangible assets, net of amortization at June 30, 2010, were as follows:

	June 30, 2010
	Cost	Accumulated Amortization	Net

Brookridge customer relationships	$70,000	$14,000	$56,000

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

The agreement, among other things requires the Company to maintain certain financial ratios.  As of June 30, 2010, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

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

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of June 30, 2010 and December 31, 2009 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2009	1,284,633	14,092,967
Preferred Stock Conversions	(436,829)
Common Stock Issuances		2,184,235
Balance, March 31, 2010	847,804	16,277,202

Preferred Stock Conversions	(465,918)
Common Stock Issuances		2,329,592
Balance, June 30, 2010	381,886	18,606,794

8. RELATED PARTY TRANSACTION:

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. In connection with the closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC (“MGM”), a limited liability company owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender will provide a $3.7 million senior credit facility to Brookridge.  Morry F. Rubin is the managing member of MGM. Loans under the Credit Agreement are secured by all of Brookridge’s assets and bear interest at a 20% annual rate. The Credit Agreement contains standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allows the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral. At June 30, 2010, Brookridge owed $146,219 to the Lender.

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

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At June 30, 2010, Anchor owed $1,626,986 to MGM.

9. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

On January 31, 2007, the Board adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan.  In October 2009 the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares.

At closing of the exchange transaction described above, M. Rubin and Brad Bernstein (“B. Bernstein”), the President of the Company, entered into employment contracts and stock option agreements.  Additionally, at closing two non-employee directors entered into stock option agreements.

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

The following table summarizes information about stock options as of June 30, 2010:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,886,500	7 years	1,885,250
$1.00	305,000	9-10 years	20,000
$0.62	500,000	9 years	500,000
	2,691,500		2,405,250

The Company recorded the issuance of these options in accordance with ASC 718. The following information was input into a Black Scholes option pricing model.

Exercise price	$0.62 to $1.00
Term	10 years
Volatility	.85 to 2.50
Dividends	0%
Discount rate	2.82% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending June 30, 2010 and 2009 was as follows:

	2010	2009

Fully vested stock options	$-	$1,982
Unvested portion of stock options	14,016	625
	14,016	2,607
Benefit for expired stock options		(8,424)
(Benefit) provision, net	$14,016	$(5,817)

10. WARRANTS

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

The following table summarizes information about stock warrants as of June 30, 2010:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500
$1.00	2,000,004	10 years	2,000,004

11.  CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the three months ending June 30,		For the six months Ended June 30,
	2010	2009	2010	2009
Staffing	$53,983	$60,840	$123,079	$143,164
Transportation	183,484	143,454	352,671	300,022
Service	426,719	170,008	823,604	321,748
Metal Processor	(40,213)		61,752	0
Other	70,418	18,900	135,303	32,546
Publishing	150,410		150,411
	$844,801	$393,202	$1,646,820	$797,480

Major Customers – The Company had one customer for the quarter ending quarter June 30, 2010 and one customer for the quarter ending June 30, 2009 which represented 10% or more of its revenues as follows:

Client #1
Three Months Ended June 30, 2010
Revenues	$150,410
As of June 30, 2010
Purchased accounts receivable outstanding	$3,048,549

Client #1
Three Months Ended June 30, 2009
Revenues	$40,190
As of June 30, 2009
Purchased accounts receivable outstanding	$545,300

The Company had no customers for the six months ending June 30, 2010 and one customer for the six months ending June 30, 2009 which represented 10% or more of its revenues as follows:

Client #1
Six Months Ended June 30, 2009
Revenues	$80,689
As of June 30, 2009
Purchased accounts receivable outstanding	$545,300

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. In 2008, the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.  The unlimited coverage for participating accounts expires on June 30, 2010 and the $250,000 increased coverage for other accounts is scheduled to expire on December 31, 2013, at which time it is anticipated amounts insured by the FDIC will return to $100,000.  During the quarter and six months ended June 30, 2010, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of June 30, 2010, the Company had no amounts on deposit which exceed these insured amounts.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest was as follows:

For the six months ending June 30,

2010	2009

$356,581	$33,617

Non-cash financing and investing activities consisted of the following:

For the six months ending June 30, 2010

Exchange of 902,747 preferred shares for 4,513,735 common shares.

For the six months ending June 30, 2009

None.

13.  INCOME TAXES:

As of December 31, 2009, the Company had approximately $3.9 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2021 through 2024.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2010 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

14. FACILITY LEASES:

The Company has lease agreements for office space in Charlotte, NC, Boca Raton, FL and Danbury, CT.  All lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  On November 1, 2007, the Company entered into a lease for additional space adjoining its Charlotte office.  In May 2010, the Company extended these leases through May 30, 2011.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,300.

In connection with Brookridge’s acquisition of a purchase order finance company, Brookridge assumed the seller’s lease for office space in Danbury, CT. The lease is for a monthly rental of $3,585 and expires on September 30, 2014.

The rental expense for the quarters ended June 30, 2010 and 2009 was approximately $21,714 and $34,574, respectively.

The rental expense for the six months ended June 30, 2010 and 2009 was approximately $43,427 and $69,154, respectively.

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

16. BROOKRIDGE CREDIT LOSS:

In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client. Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is pursuing all collection remedies available to it under its purchase order and factoring agreements, including enforcement of its rights under a personal guaranty by the client’s principal.

  17. SUBSEQUENT EVENTS:

On July 13, 2010, Anchor Funding Services, Inc. (the "Company") entered into a Memorandum Of Understanding (the "Agreement) with the Minority Members of its 80% owned subsidiary, Brookridge Funding Services, LLC ("Brookridge"). The purpose of this Agreement is to rescind the Company's acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009.

Under the terms of the Agreement, the Minority Members of Brookridge have until October 7, 2010 to purchase Anchor's interest in Brookridge at book value and retire Brookridge's debt with its lender, MGM Funding, LLC. If this does not occur by October 7, 2010, then the Company has until October 12, 2010 to purchase the Minority Members interest at book value.

At the Closing of either of these transactions the parties will sign Mutual Releases and the party not purchasing the other party's interests will enter into a non-solicitation agreement preventing it from soliciting Brookridge customers for two years.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 as described in Note 16. The Agreement provides for 80% of any recovery of the credit loss to benefit the Company and the remaining 20% to benefit the Minority Members.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its wholly owned subsidiary, Anchor Funding Services, LLC and its 80% owned subsidiary Brookridge Funding Services, LLC as of June 30, 2010. The consolidated statement of operations for the three months and six months ended June 30, 2010 includes the results of Brookridge Funding Services, LLC, and Anchor Funding Services, LLC.  The consolidated statement of operations for the three months and six months ended June 30, 2009 does not include the results of Brookridge Funding Services, LLC.

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

Management considered approximately $706,000 of their June 30, 2010 and $57,000 of their December 31, 2009 retained interest in purchased accounts receivable to be uncollectible (See Note 16 , above).

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2010, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $392,878.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $75,000 and $86,000 for the quarters ended June 30, 2010 and 2009, respectively. The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $142,000 and $173,000 for the six months ended June 30, 2010 and 2009, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending June 30, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.  For the six months ending June 30, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarters ending June 30, 2010 and 2009, there was a year-to-date loss from continuing operations.  For the six months ending June 30, 2010 and 2009, there was a year-to-date loss from continuing operations.

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

See Note 10 for the impact on the operating results for the quarters and six months ended June 30, 2010 and 2009.

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

For the quarters ended June 30, 2010 and 2009, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Developments

On July 13, 2010, Anchor Funding Services, Inc. (the "Company") entered into a Memorandum Of Understanding (the "Agreement) with the Minority Members of its 80% owned subsidiary, Brookridge Funding Services, LLC ("Brookridge"). The purpose of this Agreement is to rescind the Company's acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009.

Under the terms of the Agreement, the Minority Members of Brookridge have until October 7, 2010 to purchase Anchor's interest in Brookridge at book value and retire Brookridge's debt with its lender, MGM Funding, LLC. If this does not occur by October 7, 2010, then the Company has until October 12, 2010 to purchase the Minority Members interest at book value.

At the Closing of either of these transactions the parties will sign Mutual Releases and the party not purchasing the other party's interests will enter into a non-solicitation agreement preventing it from soliciting Brookridge customers for two years.

As of June 30, 2010, Anchor’s interest at book value in Brookridge was approximately $686,000. If under the terms of the Agreement, the Minority Members buy Anchor’s interest, then Anchor will use this cash to pay its debt with lenders. This would result in interest savings of approximately $137,000 per annum if the Minority Members’ payment was $686,000.

If the Minority Members do not buy Anchor’s interest in Brookridge by October 7th, then Anchor will buy the Minority Members’ interest, which was $171,502 as of June 30, 2010. Anchor anticipates it would then assimilate Brookridge’s accounts into it’s Charlotte, NC operations and completely wind down Brookridge’s Connecticut operations. Anchor believes that this plan would add to earnings as long as the Brookridge accounts were retained.

Results of Operations

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009.

Finance revenues increased appproximately 115% for the three months ended June 30, 2010 to $844,801 compared to $393,202 for the comparable period of the prior year.   The change in revenue was due to additional revenues of approximately $196,571 from Anchor’s new Brookridge subsidiary, $150,000 from a new major customer and the balance from an overall increase in Anchor’s invoice purchases from existing and new clients, compared to the same period last year.  In addition, as of June 30, 2010, the Company had 135 active clients compared to 103 active clients as of June 30, 2009.

The Company had net interest and commission expense of $288,511 for the three months ended June 30, 2010 compared to interest expense of $20,718 for the three months ended June 30, 2009. This change is primarily the result of the increase in cost of funds under Anchor’s senior credit facility and the additional interest expense totaling $97,570 incurred by Anchor and Brookridge for their funding transactions from an affiliated party. See "Note 8."

The Company had a provision for credit losses of $650,485 for the three months ended June 30, 2010 compared to $21,646 for the three months ended June 30, 2009. In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client. Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is pursuing all collection remedies available to it under its purchase order and factoring agreements, including enforcement of its rights under a personal guaranty by the client’s principal.

Operating expenses for three months ended June 30, 2010 were $605,793 compared to $698,610 for the three months ended June 30, 2009, a 13.3% decrease.  Anchor’s cost saving measures starting in the fourth quarter of 2009, resulted in a decrease of approximately $255,000 of operating expenses for the three months ended June 30, 2010. This decrease was offset by Brookridge’s operating expenses of approximately $162,000 for the three months ended June 30, 2010.

Controlling interest share of the net loss for the three months ended June 30, 2010 was $(563,246) compared to $(347,772) for the three months ended June 30, 2009. Our second quarter operations were adversely effected by the credit loss of $520,000 as described above. Net loss attributable to common shareholder by operating entity was as follows for the three months ended June 30, 2010:

Anchor Funding Services, Inc and Anchor Funding Services, LLC	$(20,303)
Brookridge Funding Services, LLC (Controlling Interest)	(542,943)
Consolidated net loss	$(563,246)

The following table compares the operating results for the three months ended June 30, 2010 and June 30, 2009:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
Finance revenues	$844,801	$393,202	$451,599	114.9
Interest income (expense), net and commissions	(287,505)	(20,718)	(266,787)	-
Net finance revenues	557,296	372,484	184,812	49.6
(Provision) Benefit for credit losses	(650,485)	(21,646)	(628,839)	-
Finance revenues, net of interest expense and credit losses	(93,189)	350,838	(444,027)	(126.6)
Operating expenses	605,793	698,610	(92,817)	(13.3)
Net income (loss) before income taxes	(698,982)	(347,772)	(351,210)	-
Income tax (provision) benefit:	-	-	-	-
Net loss	(698,982)	(347,772)	(351,210)	-
Less: Noncontrolling interest share	$(135,736)	$-	(135,736)	-
Controlling interest share	$(563,246)	$(347,772)	(215,474)	-

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Finance revenues increased approximately 107% for the six months ended June 30, 2010 to $1,646,820 compared to $797,480 for the comparable period of the prior year.   The change in revenue was primarily due to additional revenues of approximately $545,238 from Anchor’s new Brookridge subsidiary and the balance from an increase in Anchor’s invoice purchases from existing and new clients, compared to the same period last year. In addition, as of June 30, 2010, the Company had 135 active clients compared to 103 active clients as of June 30, 2009.

The Company had net interest and commissions expense of $534,253 for the six months ended June 30, 2010 compared to interest expense of $33,617 for the six months ended June 30, 2009. This change is primarily the result of the increase in cost of funds under Anchor’s senior credit facility and the additional interest expense totaling $191,303 incurred by Anchor and Brookridge for their funding transactions from an affiliated party. See "Note 8." to the quarterly financial statements.

The Company had a provision for credit losses of $649,187 for the six months ended June 30, 2010 compared to $27,709 for the six months ended June 30, 2009.In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client. Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is pursuing all collection remedies available to it under its purchase order and factoring agreements, including enforcement of its rights under a personal guaranty by the client’s principal.

Operating expenses for six months ended June 30, 2010 were $1,237,886 compared to $1,409,807 for the six months ended June 30, 2009, a 12.2% decrease.  Anchor’s cost saving measures starting in the fourth quarter of 2009, resulted in a decrease of approximately $481,000 of operating expenses for the six months ended June 30, 2010. This decrease was offset by Brookridge’s operating expenses of approximately $306,000 for the six months ended June 30, 2010.

Controlling interest share of the net loss for the six months ended June 30, 2010 was $(654,857) compared to $(673,653) for the six months ended June 30, 2009. Our operations were adversely effected by the credit loss of $520,000 as described above.

Net loss attributable to common shareholder by operating entity was as follows for the six months ended June 30, 2010:

Anchor Funding Services, Inc and Anchor Funding Services, LLC	$(176,265)
Brookridge Funding Services, LLC (Controlling Interest)	(478,592)
Consolidated net loss	$(654,857)

The following table compares the operating results for the six months ended June 30, 2010 and June 30, 2009:

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
Finance revenues	$1,646,820	$797,480	$849,340	106.5
Interest income (expense), net and commissions	(534,253)	(33,617)	(500,636)	-
Net finance revenues	1,112,567	763,863	348,704	45.7
(Provision) Benefit for credit losses	(649,187)	(27,709)	(621,478)	-
Finance revenues, net of interest expense and credit losses	463,380	736,154	(272,774)	(37.1)
Operating expenses	1,237,886	1,409,807	(171,921)	(12.2)
Net income (loss) before income taxes	(774,506)	(673,653)	(100,853)	-
Income tax (provision) benefit:	-	-	-	-
Net loss	(774,506)	(673,653)	(100,853)	-
Less: Noncontrolling interest share	$(119,649)	$-	(119,649)	-
Controlling interest share	$(654,857)	$(673,653)	18,796	-

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $3,940,498 for the six months ended June 30, 2010 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable. The increase in retained interest in purchased accounts receivable was $4,071,697.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $792,667 for the six months ended June 30, 2009 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the six months ended June 30, 2010, net cash used in investing activities was $8,160 for the purchase of property and equipment.

 For the six months ended June 30, 2009, net cash used in investing activities was $11,029 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,550,123 for the six months ended June 30, 2010 and was primarily due to increased borrowings from an affiliated lender and a financial institution to fund the purchase of accounts receivable and make purchase order advances.

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

 Capital Resources We have the availability of a $7 million (expandable to $9 million) senior accounts receivable facility through November 2010 with an institutional asset based lender which advances funds against up to 90% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  We also have entered into a Senior Credit Agreement with MGM Funding, LLC, an affiliated entity owned by the co-chairmen of the Company and an outside investor, to provide loans directly to the operations of our Brookridge subsidiary.  Loans made by this facility bear interest at the rate of 20% per annum and cannot exceed a maximum of $3.7 million dollars.  The obligations to MGM are secured by the assets of Brookridge.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under either one of our credit facilities allows the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At June 30, 2010, Anchor owed $1,626,986 to MGM.

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

Recent Developments

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

ITEM 2.	CHANGES IN SECURITIES.

(a)                  For the period January 1, 2009 through June 30, 2010, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

March 2009 and December 2009	Common Stock Options (1)	356,500	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

March 2009 and December 2009	Common Stock Options (2)	805,000	Securities granted outside Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

December 2009	Common Stock and Warrants	500,004 shares; 2,000,016 Warrants (1)	$500,004 received; no commissions paid	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

Dec. 31, 2009	Preferred Stock Dividend	95,189 Shares	Dividend with an assumed value of $475,782; no commissions Paid	Existing Stockholders	Section 2(3)

2009	Common Shares	652,587 shares (3)	Conversion of 124,915 Preferred Shares; no commissions paid	Existing Stockholders	Section 3(a)(9)

Jan. - March 2010	Common Stock (1)	2,184,145 shares (3)	Conversion of 436,829 Preferred Shares; no commission paid	Existing security holders	Rule 3(a(9)

April - June 2010	Common Stock (1)	2,329,592shares (3)	Conversion of 465,902 Preferred Shares; no commission paid	Existing security holders	Rule 3(a(9)

(1)  Warrants and options are for a period of ten years, exercisable at $1.00 per share.

(2)  Options are for a period of five years, exercisable between $.62 per share and $1.00 per share.

(3)  Convertible on the basis of five shares of Common Stock for every share of Preferred Stock.

       (b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the six months ended June 30, 2010, there were no repurchases by the Company of its Common
       Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

                       Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                       Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                      EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)

10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	[File Agreement to sell Brookridge.]
21.1	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Chief Executive Officer *
31.2	Rule 13a-14(a) Certification – Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer *
32.2	Section 1350 Certification – Chief Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares *
99.4	Press Release - Results of Operations - Second Quarter 2010 *
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

ANCHOR FUNDING SERVICES, INC.

Date: August 16, 2010	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: August 16, 2010	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer