Form 10-Q
period 2010-09-30
Anchor Funding Services, Inc.
filed 2010-11-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2010

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

As of September 30, 2010, the Company had a total of 18,634,099 shares of Common Stock outstanding, excluding 376,441 outstanding shares of Series 1 Preferred Stock convertible into 1,882,205 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	September 30,	December 31,
	2010	2009
CURRENT ASSETS:
Cash	$164,300	$453,880
Retained interest in purchased accounts receivable, net	8,683,555	5,235,875
Earned but uncollected fee income	171,670	114,598
Prepaid expenses and other	49,252	82,680
Assets of discontinued operations	1,462,450	1,790,512
Total current assets	10,531,227	7,677,545

PROPERTY AND EQUIPMENT, net	23,707	31,189

NON-CURRENT ASSETS OF DISCOUNTED OPERATIONS
Goodwill	-	410,000
Intangible Asset - customer list	-	70,000

Total non-current assets of discontinued operations	-	480,000

SECURITY DEPOSITS	5,486	5,486

	$10,560,420	$8,194,220

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$6,098,923	$4,296,601
Accounts payable	116,589	44,172
Due to lender	1,448,986	-
Accrued payroll and related taxes	75,672	45,780
Accrued expenses	211,901	306,566
Collected but unearned fee income	38,336	52,430
Liabilities of discontinued operations	469,918	764,757
Total current liabilities	8,460,325	5,510,306

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	671,679	5,212,719
COMMON STOCK	1,863	1,409
ADDITIONAL PAID IN CAPITAL	7,477,964	2,916,552
ACCUMULATED DEFICIT	(6,250,631)	(5,747,917)
NONCONTROLLING INTEREST	199,220	301,151
	2,100,095	2,683,914

	$10,560,420	$8,194,220

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the quarters ending		For the nine months ending
	September 30,		September 30,
	2010	2009	2010	2009
FINANCE REVENUES	$672,184	$390,555	$1,773,736	$1,188,035
INTEREST EXPENSE - financial institution	(254,366)	(28,722)	(605,526)	(62,339)
INTEREST INCOME	-	-	1,006	-

NET FINANCE REVENUES	417,818	361,833	1,169,216	1,125,696
(PROVISION) BENEFIT FOR CREDIT LOSSES	(317)	1,706	597	(26,003)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	417,501	363,539	1,169,813	1,099,693

OPERATING EXPENSES	365,929	760,461	1,236,900	2,170,268

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	51,572	(396,922)	(67,087)	(1,070,575)

INCOME TAXES	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	51,572	(396,922)	(67,087)	(1,070,575)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	128,291	-	(527,558)	-

NET INCOME (LOSS)	179,863	(396,922)	(594,645)	(1,070,575)

LESS: NONCONTROLLING INTEREST SHARE	27,717	-	(91,931)	-

CONTROLLING INTEREST SHARE	152,146	(396,922)	(502,714)	(1,070,575)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	-	(93,841)	-	(354,552)

NET INCOME ( LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDER	$152,146	$(490,763)	$(502,714)	$(1,425,127)

BASIC EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.00	$(0.04)	$(0.00)	$(0.11)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.01	0.00	(0.03)	0.00
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$(0.04)	$(0.03)	$(0.11)

DILUTED EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.00	$(0.04)	$(0.00)	$(0.11)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.01	0.00	(0.03)	0.00
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$(0.04)	$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,616,199	13,415,664	17,470,210	13,100,548
Dilutive	20,516,132	13,415,664	17,470,210	13,100,548

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2010

	Preferred	Common	Additional	Accumulated	Noncontrolling
	Stock	Stock	Paid in Capital	Deficit	Interest	Total

Beginning Balance, December 31, 2009	$5,212,719	$1,409	$2,916,552	$(5,747,917)	$301,151	$2,683,914

Compensation expense related to issued stock options	-	-	20,826	-	-	20,826

Net loss	-	-	-	(502,714)	(91,931)	(594,645)

Conversion of 908,208 preferred shares to
4,541,040 common shares	(4,541,040)	454	4,540,586	-	-	-

Distributions	-	-	-	-	(10,000)	(10,000)

Balance, September 30, 2010 (unaudited)	$671,679	$1,863	$7,477,964	$(6,250,631)	$199,220	$2,100,095

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net loss:	$(502,714)	$(1,070,575)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncontrolling interest share	(91,931)	-
Depreciation and amortization	25,145	21,857
Compensation expense (benefit) related to issuance of stock options	6,720	(3,842)
Allowance for uncollectible accounts	-	21,646
Amortization of loan fees	-	122,841
Increase in retained interest in purchased
accounts receivable	(3,447,680)	(1,121,700)
Increase in earned but uncollected	(57,072)	(5,898)
Increase in other receivable	-	(215,152)
Decrease in prepaid expenses and other	33,428	15,819
Decrease (increase) in accounts payable	72,418	(2,326)
Increase in accrued payroll and related taxes	29,891	15,832
(Decrease) in collected but not earned	(14,094)	(6,562)
Increase (decrease) in accrued expenses	(94,665)	(2,836)
Net cash used in operating activities - continuing operations	(4,040,554)	(2,230,896)
Net cash provided by operating activities - discontinued operations	527,329	-
Net cash used in operating activities	(3,513,225)	(2,230,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,663)	(11,029)
Net cash used in investing activities - continuing operations	(17,663)	(11,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financial institution, net	1,802,322	2,225,712
Proceeds from lender	1,448,986	-
Net cash provided by financing activities - continuing operations	3,251,308	2,225,712
Net cashused by financing activities - discontinued operations	(10,000)	-
Net cash provided by financing activities	3,241,308	2,225,712

DECREASE IN CASH	(289,580)	(16,213)

CASH, beginning of period	453,880	401,104

CASH, end of period	$164,300	$384,891

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
Notes To Consolidated Financial Statements
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

The Consolidated Balance Sheet as of September 30, 2010, the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 and are not necessarily indicative of the results to be expected for the full year.

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

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. Brookridge Funding Services, LLC is a North Carolina limited liability company with operations in Danbury, Connecticut. Brookridge Funding Services, LLC provides factoring and purchase order funding to businesses located throughout the United States of America. On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). The purpose of this Agreement was to rescind the Company's acquisition of certain assets of Brookridge Funding, LLC. Under the terms of the Agreement, the Buyers of Brookridge purchased Anchor's interest in Brookridge at book value of approximately $783,000.  Our Brookridge operations have been reclassified as discontinued operations in our unaudited Consolidated Financial Statements for the three month and nine month periods ended September 30, 2010 and as of December 31, 2009. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its wholly owned subsidiary, Anchor Funding Services, LLC and its 80% owned subsidiary Brookridge Funding Services, LLC as of September 30, 2010. The consolidated statements of operations for the three months and nine months ended September 30, 2010 include the results of Brookridge Funding Services, LLC, (discontinued operations) and Anchor Funding Services, LLC. (continuing operations).

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

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased and advances on purchase orders from clients less amounts maintained in a reserve account.  For factoring transactions, the Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.  For purchase order transactions, the company advances and pays for up to 100% of the product’s cost.

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

Management considered approximately $57,000 of their September 30, 2010 and December 31, 2009 retained interest in purchased accounts receivable to be uncollectible. In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (See Note 16, below). The Company has recouped a total of $177,000 of the $650,000 of credit losses. This recovery is reflected in the financial statements under discontinued operations.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2010, accounts receivable purchased over 90 days old and still accruing fees totaled approximately 1,095,847. Approximately, 738,472 of this amount was related to a certain client that seasonally receives payments from its customers from October through January each year.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $52,000 and $83,000 for the quarters ended September 30, 2010 and 2009, respectively, and $194,000 and $256,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarter ending September 30, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarterending September 30, 2009 and nine months ending September 30, 2010 and 2009, there was a loss from continuing operations.

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

See Note 9 for the impact on the operating results for the quarters and nine months ended September 30, 2010 and 2009.

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

For the three and nine months ended September 30, 2010 and 2009, the Company recognized no liability for uncertain tax positions.

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

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825-10” and “ASC 270-10”, Transition Related to FSP SFAS 107-1 and APB 28-1). ASC 825-10and 270-10 amend the disclosure requirements in ASC 825, “Disclosures about Fair Value of Financial Instruments”, and ASC 270, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements.  Previously, these disclosures were required only in annual financial statements.  ASC 825-10 and 270-10 are effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  In periods after initial adoption, ASC 825-10 and 270-10 require comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption.  The Company was not impacted by the adoption of this pronouncement.

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

In March 2008, the FASB issued ASC 815 “Derivatives and Hedging” (Formerly Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB No. 133” (SFAS 161)).  ASC 815 requires expanded qualitative, quantitative and credit-risk disclosures about derivatives and hedging activities and their effects on the Company’s financial position, financial performance and cash flows.  ASC 815 also clarifies that derivatives are subject to credit risk disclosures as required by SFAS 107, “Disclosures about Fair Value of Financial Statements.”  ASC 815 is effective for the year beginning January 1, 2009.  The adoption of ASC 815 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued guidance impacting ASC 810, Consolidation, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, but separate from the equity of the parent company. The statement further requires that consolidated net income be reported at amounts attributable to the parent and the noncontrolling interest, rather than expensing the income attributable to the minority interest holder. This statement also requires that companies provide sufficient disclosures to clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners, including a disclosure on the face of the consolidated statements for income attributable to the noncontrolling interest holder. This new guidance in ASC 810 was effective for the fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 will change the presentation of noncontrolling interest, but is not expected to have a material impact on the Company’s financial condition and results of operations.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

          Retained interest in purchased accounts receivable consists of the following:

	September 30, 2010	December 31, 2009
Purchased accounts receivable outstanding	$10,563,389	$6,264,232
Purchase order advances	39,080	$-
Reserve account	(1,862,196)	(971,255)
Allowance for uncollectible invoices	(56,718)	(57,102)
	$8,683,555	$5,235,875

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	September 30, 2010	December 31, 2009
Staffing	$518,630	716,462
Transportation	2,076,443	1,672,746
Construction	5,218	5,884
Service	3,342,071	2,681,110
Publishing	2,163,347	-
Other	634,564	221,775
	$8,740,273	$5,297,977

Total purchased invoices were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Purchased invoices	$25,698,384	$16,350,000	$81,847,501	$40,846,200

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2010	December 31, 2009
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	153,555	135,891
		198,286	180,622
Less: accumulated depreciation		(174,579)	(149,433)

		$23,707	$31,189

Depreciation expense was $4,724 and $8,553 for the quarters ended September 30, 2010 and 2009, respectively, and $25,145 and $33,498 for the nine months ended September 30, 2010 and 2009, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

During the third quarter of 2010, the Company determined that its goodwill was impaired as a result of the sale of its equity interest in Brookridge on October 6, 2010. As of September 30, 2010, the Company wrote-off  goodwill of $410,000 along with intangible assets (Brookridge customer relationships) of  $49,000 against the contingent note payable of $465,878. As a result of the subsequent sale of Anchor’s interest in Brookridge, the contingent note was no longer payable. The difference of $6,878 was charged to discontinued operations.

6.  DUE TO FINANCIAL INSTITUTION:

On November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility is based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor pays .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances is paid monthly at the Prime Rate plus 2.0%.  Anchor pays the financial institution various other monthly fees as defined in the agreement. The agreement requires that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement are partially guaranteed by each of the Company’s President and Chief Executive Officer up to $250,000 per officer.

The agreement, among other things requires the Company to maintain certain financial ratios.  As of September 30, 2010, the Company was in compliance with, or obtained waivers for, all provisions of this agreement.

The agreement automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. The Company did not provide notice and the agreement will expire November 30, 2011.

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

Series 1 Convertible Preferred Stock is convertible into five shares of the Company’s Common Stock.  The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.  Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock.

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

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of September 30, 2010 and December 31, 2009 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2009	$1,284,633	$14,092,967
Preferred Stock Conversions	(436,829)	-
Common Stock Issuances	-	2,184,235
Balance March 31, 2010	847,804	16,277,202

Preferred Stock Conversions	(465,918)	-
Common Stock Issuances	-	2,329,592
Balance June 30, 2010	381,886	18,606,794

Preferred Stock Conversions	(5,461)	-
Common Stock Issuances	-	27,305

Balance September 30, 2010	$376,425	$18,634,099

8. RELATED PARTY TRANSACTION:

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. In connection with the closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC (“MGM”), a limited liability company owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender will provide a $3.7 million senior credit facility to Brookridge.  Morry F. Rubin is the managing member of MGM. Loans under the Credit Agreement are secured by all of Brookridge’s assets and bear interest at a 20% annual rate. The Credit Agreement contains standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allows the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral. At September 30, 2010, Brookridge was owed $242,016 from the Lender due to collections that were swept from Brookridge’s lockbox to the Lender. This amount was subsequently paid by the Lender to Brookridge. See "Subsequent Events."

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

Michael P. Hilton and John A. McNiff III, each co-president of an 80% owned subsidiary, Brookridge, each purchased a ten percent interest in Brookridge at a cost of $150,000 and each agreed to guarantee repayment of the Lender's Credit Facility up to an amount equal to $300,000.  At Closing, the company entered into employment agreements with Hilton and McNiff and granted each ten year options to purchase 112,500 shares of our common stock at an exercisable price of $1.00 per share. See "Subsequent Events."

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At September 30, 2010, Anchor owed $1,448,986 to MGM.

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

On December 4, 2009, Anchor Funding Services, Inc., entered into an Asset Purchase Agreement with Brookridge Funding, LLC providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business.  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, Brookridge entered into employment contracts and stock option agreements with Michael Hilton and John McNiff, each a Co-President of Brookridge. See "Subsequent Events."

The following summarizes Mr. Hilton’s and Mr. McNiff’s employment agreements and stock options:

•	The employment agreement retains their services as Co-Presidents of Brookridge for a five-year period.

•	A salary of $120,000 per year.

•
Each is to receive 10-year options to purchase 112,500 shares exercisable at $1.00 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. Vesting of the fair value of the options is equally over 5 years in arrears. See "Subsequent Events."

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

The following table summarizes information about stock options as of September 30, 2010:

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

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending September 30, 2010 and 2009 was as follows:
	2010	2009

Fully vested stock options	$-	$1,982
Unvested portion of stock options	6,810	625
	6,810	2,607
Benefit for expired stock options		(8,424)
(Benefit) provision, net	$6,810	$(5,817)

10. WARRANTS

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

 The following table summarizes information about stock warrants as of September 30, 2010:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	5 years	1,342,500
$1.00	2,000,004	10 years	2,000,004

11.  CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the three months ending September 30,		For the nine months Ended September 30,
	2010	2009	2010	2009
Staffing	$40,442	$55,597	$142,133	$191,718
Transportation	182,196	147,876	506,435	465,738
Service	231,781	173,493	781,784	480,935
Other	34,101	13,589	64,099	49,644
Publishing	183,664		279,285	-
	$672,184	$390,555	$1,773,736	$1,188,035

Major Customers – The Company had one customer for the quarter ending  September 30, 2010 and one customer for the quarter ending September 30, 2009 which represented 10% or more of its revenues as follows:

Client #1
Three Months Ended September 30, 2010
Revenues	$182,846
As of September 30, 2010
Purchased accounts receivable outstanding	$2,545,351

Client #1
Three Months Ended September 30, 2009
Revenues	$124,242
As of September 30, 2009
Purchased accounts receivable outstanding	$818,895

      The Company had one customer for the nine months ending September 30, 2010 and no customer for the nine months ending September 30, 2009 which represented 10% or more of its revenues as follows:

Client #1
Nine Months Ended September 30, 2010
Revenues	$274,608
As of September 30, 2010
Purchased accounts receivable outstanding	$2,545,351

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts and provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.   During the quarter and nine months ended September 30, 2010, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of September 30, 2010, the Company had no amounts on deposit which exceed these insured amounts.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was $548,938 and $62,300 for the nine months ended September 30, 2010 and 2009, respectively.

      Non-cash financing and investing activities consisted of the following:

For the nine months ending September 30, 2010

Exchange of 908,208 preferred shares for 4,541,040 common shares.
For the nine months ending September 30, 2009

None.

13.  INCOME TAXES:

As of December 31, 2009, the Company had approximately $3.9 million of Federal and State net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2021 through 2024.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2010 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

In connection with Brookridge’s acquisition of a purchase order finance company, Brookridge assumed the seller’s lease for office space in Danbury, CT. The lease is for a monthly rental of $3,585 and expires on September 30, 2014. The rental expense for this lease is included in discontinued operations.  See "Subsequent Events."

The rental expense for the quarters ended September 30, 2010 and 2009 was approximately $11,500 and $35,000 respectively.

The rental expense for the nine months ended September 30, 2010 and 2009 was approximately $34,500 and $105,000, respectively.

15. ACQUSITION AND DISCONTINUED OPERATIONS:

On December 4, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Brookridge Funding, LLC (“Seller”) providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business (the “Acquired Business”).  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, the Company and Seller’s principals invested $1.5 million in Brookridge Funding Services, LLC, the Company’s newly formed 80% owned subsidiary which operates the Acquired Business.  The purchase price for the Acquired Business was $2,389,824 million representing the fair market value of the Acquired Business’s purchased accounts receivable and purchase order advances.  See "Subsequent Events."

Since the purchase price equaled the fair market value of the net assets acquired, no Goodwill was recorded for the initial transaction. See "Subsequent Events."

For five years, the Sellers are to receive 20% of Brookridge’s net operating income, paid quarterly, up to a total of $800,000. Based on discounted cash flow and net present value analyses, the Company recorded $480,000 of Goodwill and Intangibles and a corresponding liability in connection with contingent payments due to the Sellers.. During the third quarter of 2010, the Company determined that its goodwill was impaired as a result of the sale of its equity interest in Brookridge on October 6, 2010. As of September 30, 2010, the Company wrote-off  goodwill of $410,000 along with intangible assets (Brookridge customer relationships) of  $49,000 against the contingent note payable of $465,878. As a result of the subsequent sale of Anchor’s interest in Brookridge, the contingent note was no longer payable. The difference of $6,878 was charged to discontinued operations.   See "Subsequent Events."

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Our Brookridge operations have been reclassified as discontinued operations in our unaudited Consolidated Financial Statements for the three month and nine month periods ended September 30, 2010 and as of December 31, 2009.  The following is a summary of the operating results of our discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Net finance revenues	$117,263	$478,432
Net income (loss)	$128,291	$(527,558)

The following is a summary of Brookridge’s assets and liabilities as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets
Current assets	$1,460,625	$1,790,512
Property and equipment, net	1,825	-
Assets of discontinued operations	$1,462,450	$1,790,512
Non-current assets of discounted operatins	$-	$480,000

Liabilities
Accounts payable and accrued expenses	$11,354	$11,017
Contingent note payable	-	480,000
Other liabilities	458,564	273,740
Liabilities of discontinued operations	$469,918	$764,757

The statements of operations for the three and nine months ended September 30, 2010, were adjusted to reflect Brookridge as discounted operations. The results of these discontinued operations include expenses that were paid by Anchor on behalf of Brookridge based on actual direct costs incurred.

16. BROOKRIDGE CREDIT LOSS:

In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client. Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is pursuing all collection remedies available to it under its purchase order and factoring agreements, including enforcement of its rights under a personal guaranty by the client’s principal. The Company has filed a lawsuit against the principal’s estate in Connecticut asking for compensatory damages in the minimum amount of $485,000 plus interest, costs of collection and post-default damages. As of September 30, 2010, Brookridge has recovered $177,000 of such credit loss. See "Subsequent Events."

 17. SUBSEQUENT EVENTS:

On October 6, 2010, Anchor Funding Services, Inc. (the "Company") entered into a Rescission Agreement (the "Agreement”) with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of its 80% owned subsidiary, Brookridge Funding Services, LLC ("Brookridge"). The purpose of this Agreement is to rescind the Company's acquisition of certain assets of Brookridge Funding, LLC pursuant to an Asset Purchase Agreement dated December 4, 2009.

Under the terms of the Agreement, the Buyers of Brookridge have purchased Anchor's interest in Brookridge at book value of approximately $783,000.

At closing, the Company delivered an Assignment of its Membership Interests of Brookridge to the Buyers. The Company executed a Confidentiality Agreement agreeing to keep confidential and not to use certain information concerning Brookridge. The Buyers executed the Confidentiality Agreement agreeing to keep confidential certain information concerning the Company and the parties executed a Mutual Release Agreement. The Termination Agreement provides that the Company during a Restricted Period of two years may not directly or indirectly call upon, contact, solicit, divulge, encourage or appropriate or attempt to call upon, contact, solicit, diverge, encourage or approach any customer or interfere with the business relationship between customer and Brookridge. The Company is not prohibited from competing with Brookridge or engaging in the business conducted by Brookridge.

Separately from the Rescission Agreement, Brookridge and MGM Funding LLC, a company controlled by our Chief Executive Officer and a director, Morry F. Rubin, by our director, George Rubin, and by a principal stockholder of the Company, agreed to terminate their Credit Agreement. At closing, no monies were owed by Brookridge to MGM.

 Effective as of immediately prior to the Closing and in consideration for the sale of the Purchased Interest, Buyers and Brookridge agree to assign their rights and interest in the following assets to the Company:

(a)
Brookridge’s current website (not including any rights or interest with respect to the Brookridge name, web address or domain name); and (b) the Sherburne Account (See Note 16 “Brookridge Credit Loss”).

The Agreement provides that the Company shall control collection and recovery efforts under the Sherburne Account and shall keep Buyers reasonably informed concerning substantive developments pertaining thereto. The Buyers and the Company in connection with such collection and recovery efforts shall share all out-of-pocket costs and expenses, as well as all collections, in the proportion of eighty percent (80%) by the Company and ten percent (10%) by each Buyer.  The Company shall pay to Buyers their share of any collections promptly after receipt of same and shall, from time to time, provide each Buyer with copies of any and all invoices related to the shared costs and expenses, proof of payment therefor and invoice for such expenses as they are incurred, which such invoices shall be payable by each Buyer within twenty (20) days after delivery.  In the event Buyers shall fail to make any payment due in accordance with the foregoing within ten (10) days after receiving notice concerning a failure to pay any such invoice, they shall forfeit any and all rights to share in collections.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2009. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2009 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.  You should also review our Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010) regarding a Rescission Agreement pertaining to our December 2009 acquisition of Brookridge.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc., its wholly owned subsidiary, Anchor Funding Services, LLC and its then 80% owned subsidiary Brookridge Funding Services, LLC as of September 30, 2010. The consolidated statement of operations for the three months and nine months ended September 30, 2010 includes the results of Brookridge Funding Services, LLC (discontinued operations), and Anchor Funding Services, LLC (continuing operations).  On October 6, 2010, the Company sold its interest in Brookridge at book value; hence,  Brookridge operations have been reclassified as discontinued operations in our unaudited Consolidated Financial Statements for the three month and nine month periods ended September 30, 2010 and as of December 31, 2009. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

Management considered approximately $57,000 of its September 30, 2010 and December 31, 2009 retained interest in purchased accounts receivable to be uncollectible (See Note 16, above).

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2010, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $1,095,847. Approximately 738,472 of this amount was related to a certain client that seasonally receives payments from its customers from October through January each year .

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $55,000 and $83,000 for the quarters ended September 30, 2010 and 2009, respectively. The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $194,000 and $256,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending September 30, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.  For the nine months ending September 30, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarter ending September 30, 2009, there was a loss from continuing operations.  For the nine months ending September 30, 2010 and 2009, there was a year-to-date loss from continuing operations.

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

See Note 10 for the impact on the operating results for the quarters and nine months ended September 30, 2010 and 2009.

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

For the quarters and nine months ended September 30, 2010 and 2009, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Developments

On October 6, 2010, Anchor Funding Services, Inc. (the "Company") entered into a Rescission Agreement (the "Agreement”) with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of its 80% owned subsidiary, Brookridge Funding Services, LLC ("Brookridge"). The purpose of this Agreement is to rescind the Company's acquisition of certain assets of Brookridge Funding, LLC pursuant to an Asset Purchase Agreement dated December 4, 2009.

Under the terms of the Agreement, the Buyers of Brookridge have purchased Anchor's interest in Brookridge at book value of approximately $783,000.

At closing, the Company delivered an Assignment of its Membership Interests of Brookridge to the Buyers The Company executed a Confidentiality Agreement agreeing to keep confidential and not to use certain information concerning Brookridge. The Buyers executed the Confidentiality Agreement agreeing to keep confidential certain information concerning the Company and the parties executed a Mutual Release Agreement. The Termination Agreement provides that the Company during a Restricted Period of two years may not directly or indirectly call upon, contact, solicit, divulge, encourage or appropriate or attempt to call upon, contact, solicit, diverge, encourage or approach any customer or interfere with the business relationship between customer and Brookridge. The Company is not prohibited from competing with Brookridge or engaging in the business conducted by Brookridge.

Separately from the Rescission Agreement, Brookridge and MGM Funding LLC, a company controlled by our Chief Executive Officer and a director, Morry F. Rubin, by our director, George Rubin, and by a principal stockholder of the Company, agreed to terminate their Credit Agreement. At closing, no monies were owed by Brookridge to MGM.

 Effective as of immediately prior to the Closing and in consideration for the sale of the Purchased Interest, Buyers and Brookridge agreed to assign their rights and interest in the following assets to the Company:

(a)       Brookridge’s current website (not including any rights or interest with respect to the Brookridge name, web address or domain name); and
(b)       the Sherburne Account (See Note 16 “Brookridge Credit Loss”).

The Agreement provides that the Company shall control collection and recovery efforts under the Sherburne Account and shall keep Buyers reasonably informed concerning substantive developments pertaining thereto. The Buyers and the Company in connection with such collection and recovery efforts shall share all out-of-pocket costs and expenses, as well as all collections, in the proportion of eighty percent (80%) by the Company and ten percent (10%) by each Buyer.  The Company shall pay to Buyers their share of any collections promptly after receipt of same and shall, from time to time, provide each Buyer with copies of any and all invoices related to the shared costs and expenses, proof of payment therefor and invoice for such expenses as they are incurred, which such invoices shall be payable by each Buyer within twenty (20) days after delivery.  In the event Buyers shall fail to make any payment due in accordance with the foregoing within ten (10) days after receiving notice concerning a failure to pay any such invoice, they shall forfeit any and all rights to share in collections.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is currently pursuing all collection remedies available to it under its purchase order and factoring agreements. The Agreement provides for 80% of any recovery of the credit loss to benefit the Company and the remaining 20% to benefit the Minority Members, (also herein referred to as the Buyers). As of September 30, 2010, the Company has recouped a total of $177,000 of the $650,000 of credit losses.

Results of Operations

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Finance revenues from continuing operations increased 72.1% for the three months ended September 30, 2010 to $672,184 compared to $390,555 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in business from existing clients and an increase in the number of clients. As of September 30, 2010, the Company had 108 active clients compared to 103 active clients as of September 30, 2009.

The Company had interest expense from continuing operations of $254,366 for the three months ended September 30, 2010 compared to interest expense of $28,722 for the three months ended September 30, 2009. This change is primarily the result of the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses from continuing operations of $317 for the three months ended September 30, 2010 compared to a benefit for credit losses for the three months ended September 30, 2009 of $1,706.

Operating expenses from continuing operations for three months ended September 30, 2010 were $365,929 compared to $760,461 for the three months ended September 30, 2009, a 51.9% decrease.  This decrease is primarily attributable to the Company’s implementing certain cost reducing initiatives in 2009, including reducing personnel, eliminating certain advertising and buying out of its Boca Raton lease.

Key changes in certain selling, general and administrative expenses:
	Three Months Ended
	September 30,
	2010	2009	$ Change	Explanation
Payroll, payroll taxes and benefits	$188,227	$308,649	$(120,422)	Reduction in personnel
Rent	11,525	35,045	(23,520)	Buy-out of Boca Raton lease
Advertising	54,830	84,368	(29,538)	Decrease in advertising budget
Legal	-	43,053	(43,053)	Decrease in legal expense
	$254,582	$471,115	$(216,533)

The combination of reduced operating expenses and increased finance revenues resulted in net income from continuing operations for the three months ended September 30, 2010 of $51,572 compared to a net loss of $(396,922) for the three months ended September 30, 2009.

The following table compares the operating results for the three months ended September 30, 2010 and September 30, 2009:
	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
Finance revenues	$672,184	$390,555	$281,629	72.1
Interest income (expense), net and commissions	(254,366)	(28,722)	(225,644)	785.6
Net finance revenues	417,818	361,833	55,985	15.5
(Provision) Benefit for credit losses	(317)	1,706	(2,023)	-
Finance revenues, net of interest expense and credit losses	417,501	363,539	53,962	14.8
Operating expenses	365,929	760,461	(394,532)	(51.9)
Net income (loss) from continuing operations before income taxes	51,572	(396,922)	448,494	-
Income tax (provision) benefit:	-	-	-	-
Income (loss) from continuing operations	51,572	(396,922)	448,494	-
Income (loss) from discontinued operations	128,291	-	128,291	-
Net income (loss)	179,863	(396,922)	576,785	-
Less: Noncontrolling interest share	27,717	-	27,717	-
Controlling interest share	$152,146	$(396,922)	$549,068	-

Client Accounts

As of and for the three months ended September 30, 2010, we had one publishing client that accounted for an aggregate of approximately 24.0% of our accounts receivable portfolio and  approximately 27.2% of our revenues.

As of and for the three months ended September 30, 2009, we had one transportation client that accounted for an aggregate of approximately 12.6% of our accounts receivable portfolio and  approximately 11.2% of our revenues.

A client’s fraud could cause us to suffer material losses. See "Discontinued Operations."

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009.

Finance revenues from continued operations increased 49.3% for the nine months ended September 30, 2010 to $1,773,736 compared to $1,188,035 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in business from existing clients and an increase in the number of clients. As of September 30, 2010, the Company had 108 active clients compared to 103 active clients as of September 30, 2009.

The Company had interest expense from continued operations of $605,526 for the nine months ended September 30, 2010 compared to interest expense of $62,339 for the nine months ended September 30, 2009. This change is primarily the result of the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a benefit for credit losses from continued operations of $597 for the nine months ended September 30, 2010 compared to a provision for credit losses for the nine months ended September 30, 2009 of $26,003.

Operating expenses from continued operations for the nine months ended September 30, 2010 were $1,236,900 compared to $2,170,268 for the nine months ended September 30, 2009, a 43.0% decrease.  This decrease is primarily attributable to the Company’s implementing certain cost reducing initiatives in 2009, including reducing personnel, eliminating certain advertising and buying out of its Boca Raton lease.

Key changes in certain selling, general and administrative expenses:
	Nine Months Ended
	September 30,
	2010	2009	$ Change	Explanation
Payroll, payroll taxes and benefits	$571,653	$928,525	$(356,872)	Reduction in personnel
Rent	34,561	104,637	(70,076)	Buy-out of Boca Raton lease
Advertising	194,260	255,823	(61,563)	Decrease in advertising budget
Legal	23,712	132,601	(108,889)	Decrease in legal expense
	$824,186	$1,421,586	$(597,400)

The combination of reduced operating expenses and increased finance revenues resulted in a net loss from continuing operations for the nine months ended September 30, 2010 of $67,087 compared to a net loss of $1,070,575 for the nine months ended September 30, 2009.

The following table compares the operating results for the nine months ended September 30, 2010 and September 30, 2009:

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Finance revenues	$1,773,736	$1,188,035	$585,701	49.3
Interest income (expense), net and commissions	(604,520)	(62,339)	(543,187)	871.3
Net finance revenues	1,169,216	1,125,696	43,520	3.9
(Provision) Benefit for credit losses	597	(26,003)	26,600	-
Finance revenues, net of interest expense and credit losses	1,169,813	1,099,693	70,120	6.4
Operating expenses	1,236,900	2,170,268	(933,368)	(43.0)
Net income (loss) from continuing operations before income taxes	(67,087)	(1,070,575)	1,003,488	-
Income tax (provision) benefit:	-	-	-	-
Income (loss) from continuing operations	(67,087)	(1,070,575)	1,003,488	-
Income (loss) from discontinued operations	(527,558)		(527,558)
Net income (loss)	(594,645)	(1,070,575)	475,930	-
Less: Noncontrolling interest share	(91,931)	-	(91,931)	-
Controlling interest share	$(502,714)	$(1,070,575)	$567,861	-

Client Accounts

As of and for the nine months ended September 30, 2010, we had one publishing client that accounted for an aggregate of approximately 24.0% of our accounts receivable portfolio and  approximately 15.5% of our revenues.

A client fraud could cause us to suffer material losses. See "Discontinued Operations."

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $4,040,554 for the nine months ended September 30, 2010 and was primarily due to our net loss for the period and cash used in acquiring operating assets, primarily to purchase accounts receivable.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2010, net cash used in investing activities was $17,663 for the purchase of property and equipment.

For the nine months ended September 30, 2009, net cash used in investing activities was $11,029 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,251,308 and $2,225,712 for the nine months ended September 30, 2010 and 2009, respectively, and was primarily due to increased borrowings from a financial institution and lender to fund the purchase of accounts receivable.

2007 Financing

Between January 31, 2007 and April 5, 2007, we raised $6,712,500 in gross proceeds from the sale of 1,342,500 shares of our Series 1 Convertible Preferred Stock to expand our operations both internally and through possible acquisitions as more fully described under “Description of Business.”

 Capital Resources

We have the availability of a $7 million (expandable to $9 million) senior accounts receivable facility with an institutional asset based lender which advances funds against up to 90% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. The agreement’s anniversary date is November 30, 2010 amd automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. The Company did not provide notice and the agreement will expire November 30, 2011.This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allows the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At September 30, 2010, Anchor owed $1,448,986 to MGM. Brookridge had a Service Credit Agreement with MGM pursuant to which it could borrow up to $3.7 million. As described under Recent Developments above, this facility was terminated on October 6, 2010 upon the simultaneous rescission of our previous Brookridge asset purchase of December 2009.

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

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS:

In April 2010, the Company’s 80% owned subsidiary, Brookridge, incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client. Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is pursuing all collection remedies available to it under its purchase order and factoring agreements, including enforcement of its rights under a personal guaranty by the client’s principal. The Company has filed a lawsuit against the principal’s estate in Connecticut asking for compensatory damages in the minimum amount of $485,000 plus interest, costs of collection and post-default damages. As of September 30, 2010, Brookridge has recovered $177,000 of such credit loss.

On November 13, 2010, the Company received a complaint filed by a company claiming contractual damages of $90,000 in connection with a finder's fee arrangement related to the Brookridge acquisition. The Company accrued this fee in its December 31, 2009 financial statements and it is included n accrued expenses as of September 30, 2010. The company is determining the merits of the complaint and a course of action.
As of the filing date of this Form 10-Q, we are not a party to any other material pending legal proceedings.

Item 1A.	Risk Factors:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	CHANGES IN SECURITIES:

(a)                  For the nine months ended September 30, 2010, there were no sales of unregistered securities, except as follows:

	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

Jan. - March 2010	Common Stock	2,184,145 shares (1)	Conversion of 436,829 Preferred Shares; no commission paid	Existing security holders	Rule 3(a(9)

April - June 2010	Common Stock	2,329,592shares (1)	Conversion of 465,902 Preferred Shares; no commission paid	Existing security holders	Rule 3(a)(9)

July - Sept. 2010	Common Stock	27,305 shares (1)	Conversion of 5.461 Preferred Shares; no commissions paid	Existing Security holders	Rule 3(a)(9)

(1)  Convertible on the basis of five shares of Common Stock for every share of Preferred Stock.

       (b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)  In the nine months ended September 30, 2010, there were no repurchases by the Company of its Common
       Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                      EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement

3.1	Certificate of Incorporation-BTHC,INC.

3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.

3.3	Certificate of Amendment

3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock

3.5	Amended and Restated By-laws

4.1	Form of Placement Agent Warrant issued to Fordham Financial Management

10.1	Directors’ Compensation Agreement-George Rubin

10.2	Employment Contract-Morry F. Rubin

10.3	Employment Contract-Brad Bernstein

10.4	Agreement-Line of Credit

10.5	Fordham Financial Management-Consulting Agreement

10.6	Facilities Lease – Florida

10.7	Facilities Lease – North Carolina

10.8	Loan and Security Agreement (1)

10.9	Revolving Note (1)

10.10	Debt Subordination Agreement (1)

10.11	Guaranty Agreement (Morry Rubin) (1)

10.12	Guaranty Agreement (Brad Bernstein)(1)

10.13	Continuing Guaranty Agreement (1)

10.14	Pledge Agreement (1)

10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)

10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)

10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)

10.19	Employment Agreement - Michael P. Hilton (4)

10.20	Employment Agreement - John A. McNiff (4)

10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)

10.22	Memorandum of Understanding - Re: Rescission Agreement*

10.23	Rescission Agreement and Exhibits Thereto (5)

10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)

21.21	Subsidiaries of Registrant listing state of incorporation (4)

31.1	Rule 13a-14(a) Certification – Chief Executive Officer *

31.2	Rule 13a-14(a) Certification – Chief Financial Officer *

32.1	Section 1350 Certification – Chief Executive Officer *

32.2	Section 1350 Certification – Chief Financial Officer *

99.1	2007 Omnibus Equity Compensation Plan

99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan

99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares

99.4	Press Release - Results of Operations - Third Quarter 2010 *
_____________
* Filed herewith.

1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: November 15, 2010	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer