Form 10-K
period 2010-12-31
Anchor Funding Services, Inc.
filed 2011-04-01
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of June 30, 2010, the number of shares of Common Stock held by non-affiliates was approximately 8,626,000 shares (excluding 381,886 shares of Series A Preferred Stock convertible into 1,949,510 common shares).  The approximate market value based on the last sale (i.e. $0.50 per share as of June 30, 2010) of the Company’s Common Stock was approximately $4,313,000.

The number of shares outstanding of the Registrant’s Common Stock, as of February 14, 2011, was 18,634,369.  The Registrant also has outstanding 376,387 shares of Series 1 Preferred Stock convertible into 1,881,935 shares of Common Stock.

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

On April 4, 2007, the former BTHC XI, Inc. changed its corporate name to Anchor Funding Services, Inc., which is currently a holding corporation for its wholly owned subsidiary, Anchor Funding Services, LLC. Except as otherwise provided in this Form 10-K, unless the context otherwise requires, references in this Form 10-K to the “Company,” “Anchor,” “we,” “us” and “our” refers collectively to the consolidated business and operations of Anchor Funding Services, Inc. and its wholly-owned operating subsidiary, Anchor Funding Services LLC.

On December 4, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Brookridge Funding, LLC (“Seller”) providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business (the “Acquired Business”).  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, the Company and Seller’s principals, namely, John A. McNiff III and Michael P. Hilton (collectively "M & H") invested $1.5 million in Brookridge Funding Services, LLC, the Company’s newly formed 80% owned subsidiary which operated the Acquired Business (“Brookridge”).  The purchase price for the Acquired Business was $2.4 million (i.e. the Acquired Business’s outstanding client account balances at closing), plus an earn-out payment based on the Acquired Business’s operating income of up to $800,000.

In connection with closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC, a limited liability owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender provided a senior credit facility to Brookridge of up to $3.7 million.  Morry F. Rubin is the managing member of MGM and Chief Executive Officer of the Company.  Loans under the Credit Agreement were secured by all of Brookridge’s assets and bore interest at a 20% annual rate.  See "Item 13."

Recent Developments

On October 6, 2010, we entered into a Rescission Agreement (the "Agreement”) with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton of its 80% owned subsidiary, Brookridge Funding Services, LLC ("Brookridge"). The purpose of this Agreement is to rescind the Company's acquisition of certain assets of Brookridge Funding, LLC pursuant to an Asset Purchase Agreement dated December 4, 2009. Under the terms of the Agreement, M & H purchased Anchor's interest in Brookridge at book value of approximately $783,000.

At closing, the Company delivered an Assignment of its Membership Interests of Brookridge to M & H. The Company executed a Confidentiality Agreement agreeing to keep confidential and not to use certain information concerning Brookridge. M & H executed the Confidentiality Agreement agreeing to keep confidential certain information concerning the Company and the parties executed a Mutual Release Agreement. The Termination Agreement provides that the Company during a Restricted Period of two years may not directly or indirectly call upon, contact, solicit, divulge, encourage or appropriate or attempt to call upon, contact, solicit, diverge, encourage or approach any customer or interfere with the business relationship between customer and Brookridge. The Company is not prohibited from competing with Brookridge or engaging in the business conducted by Brookridge.

Separately from the Rescission Agreement, Brookridge and MGM Funding LLC, a company controlled by our Chief Executive Officer and a director, Morry F. Rubin, by our director, George Rubin, and by a principal stockholder of the Company, agreed to terminate their Credit Agreement. At closing, no monies were owed by Brookridge to MGM.

Effective as of immediately prior to the Closing and in consideration for the sale of the Purchased Interest, M & H and Brookridge agreed to assign their rights and interest in the following assets to the Company:

(a)       Brookridge’s current website (not including any rights or interest with respect to the Brookridge name, web address or domain name); and
(b)       the Sherburne Account (described below).

The Agreement provides that the Company shall control collection and recovery efforts under the Sherburne Account and shall keep M & H reasonably informed concerning substantive developments pertaining thereto. M & H and the Company in connection with such collection and recovery efforts shall share all out-of-pocket costs and expenses, as well as all collections, in the proportion of eighty percent (80%) by the Company and twenty percent (20%) by M & H.  The Company shall pay to M & H their share of any collections promptly after receipt of same and shall, from time to time, provide M & H with copies of any and all invoices related to the shared costs and expenses, proof of payment therefor and invoice for such expenses as they are incurred, which such invoices shall be payable by M & H within twenty (20) days after delivery.  In the event M & H shall fail to make any payment due in accordance with the foregoing within ten (10) days after receiving notice concerning a failure to pay any such invoice, they shall forfeit any and all rights to share in collections.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is currently pursuing all collection remedies available to it under its purchase order and factoring agreements. The Agreement provides for 80% of any recovery of the credit loss to benefit the Company and the remaining 20% to benefit M & H. As of March 22, 2011, the Company has recouped a total of $177,000 of the $650,000 of credit losses.

Business Overview - Factoring

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), purchase order finance, outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to trade finance and government contract funding. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida, which includes its sales and marketing functions.

Factoring is the purchase of a company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Factoring services also provide businesses with credit and accounts receivable management services. Typically, these businesses do not have adequate resources to manage internally their credit and accounts receivable functions. Factoring services are typically a non-recourse arrangement whereby the factor takes the entire credit risk if the customer does not pay due to insolvency for any period of time or on a partial non-recourse basis where the factor takes the credit risk for a period of time, which could be 30 to 90 days after the factor purchases an account receivable such that if a client’s customer becomes insolvent during this specific period of time, the factor bears the loss. Under partial non-recourse factoring, after a specific period of time, if the accounts receivable invoice is not collected, the client is required to purchase the accounts receivable invoice back from Anchor. Factoring may also be on a full recourse basis whereby the factor bears no risk of loss if the client’s customer becomes insolvent. We typically advance our clients 75% to 95% of the face value of invoices that we approve in advance on a partial non-recourse or full recourse basis and pay them the difference less our fees when the invoice is collected. For our years ended December 31, 2010 and 2009, our fees for services averaged approximately 2.6% and 3.3%, respectively of the invoice value and are tiered such that the longer it takes us to collect on the accounts receivable invoice, the greater our fee. Since our inception, Anchor has incurred credit losses related to the volume of its invoice purchases totaling approximately $26,000, $252,000 and $41,000 in 2010, 2009 and 2008, respectively.  We also offer a factoring product to independent truckers and trucking companies through our transportation funding division, TruckerFunds.com. TruckerFunds.com focuses on buying freight bills from independent, owner operators of trucks and small fleets with less than six trucks. We typically advance our trucking clients 90% to 95% of the invoices that we approve in advance on a non-recourse basis and pay them the difference less our fees when the invoice is collected.

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

Business Overview – Purchase Order Financing

Many businesses have orders from creditworthy companies, but do not have the financial resources to fill the orders by contracting for the manufacturing of the products ordered. Based on these orders which are generally non-cancelable, we pay our clients’ suppliers and manufacturers directly so they may procure their products. This occurs after the products meet certain inspection requirements or specifications. Subsequently the products are shipped to the customer and billed by our client. Once billed, Anchor is typically paid by another lender or factors the invoice and collects payment from the customer. For purchase order financing, Anchor will pay for 100% of the product’s cost. Purchase order finance is often used by importers. For importers, Anchor will provide a letter of credit to an overseas supplier. This letter of credit will be paid after the products meet inspection criteria. Once shipped, Anchor is secured by the value of the products since it has a first lien on all clients’ inventory, accounts receivable and other tangible and intangible assets. Anchor charges a fee which is a percentage of the total amount paid to the supplier or the manufacturer. This fee increases the longer it takes for Anchor to be paid.

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

•
Expand our service offerings by acquiring related specialty finance firms that serve small businesses. These specialty firms will broaden the services that we provide so that we can fulfill additional financial service needs of existing clients and target additional small businesses in different industries.. The following are types of specialty finance firms that we will target and is not all-inclusive:

o	Purchase order and import/export financing;

o	Government contract financing; and

o	Transportation / freight invoice financing

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

According to the Commercial Finance Association (CFA), an industry trade association for asset based lending and factoring companies, factoring volume (the dollar value of invoices purchased) in 2009 in the United States decreased to $116.6 billion from $136 billion in 2008, representing a 14.2% decrease. The decline is attributable to the economic recession in the United States. Generally, as highlighted in the chart below, except for recession-driven decreases, factoring has sustained a 30 year pattern of growth and there is a greater acceptance of the factoring product. A primary strategy of the Company is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms by primarily targeting acquisition firms in the United States with revenues of generally less than $10 million.  Management of our company is unable to estimate the portion of the $116.6 billion market which consists of companies in our targeted market for acquisition. Nevertheless, Management believes that our targeted market for acquisitions represents a small portion of the overall United States factoring volume.

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

OPERATIONS

Our executive officers, namely Morry F. Rubin, CEO and Brad Bernstein, President/CFO, manage our day to day operations and internal growth and oversee our growth strategy. Anchor has three account executives, an underwriter, a Controller/Vice President of factoring operations, and one sales person. Our sales person handles in-bound sales calls. Our Controller/Vice President of factoring operations monitors the portfolio (along with the President), oversees credit, maintains our books and records, wires funds daily to clients and provides back office oversight.  The underwriter analyzes prospective funding transactions

Underwriting Process

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

o
We “Notify” all accounts that are purchased. Anchor is a notification factor, which means that we notify in writing all accounts purchased that we have purchased the account and payments are to be made to Anchor’s central lockbox. Our client’s invoices also provide Anchor’s lockbox as address for payments. We typically also have a notification statement on our clients’ invoices that indicate we have purchased the account and payment is to be made to Anchor.

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

CLIENTS

Our clients are all small businesses that typically range in size from start-up to $30 million in annual sales. We provide our factoring services to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. Examples of current factoring clients include a commercial janitorial company, transportation company, medical staffing firm, and an IT consulting company. We typically provide our purchase order finance services to companies that have non-cancelable orders from credit worthy companies. Examples of current purchase order finance clients include an importer/distributor of after-market auto parts and a distributor of plastics.  We target all small businesses to educate and convert them to factoring and purchase order finance. We believe that this small business market is under served by banks and other funding institutions that view many of these companies not “bankable” because of their size, limited operating history, thin capitalization or poor / inconsistent financial performance. Our focus is funding based on the quality of our clients’ customer’s ability to pay and the validity of the accounts receivable invoice or purchase order. Anchor has credit and verification processes to assist in assuring that customers are creditworthy and invoices and purchase orders are valid. We secure our funding by placing a senior first lien on all clients’ accounts receivable, inventory for purchase order finance transactions and other tangible and intangible assets. We also often obtain personal guarantees from our clients’ owners.

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

Purchase order financing transactions are also currently managed through the factoring software.

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

COMPETITION

The factoring and financial service industry is highly fragmented and competitive. Competitive factors vary depending upon financial services products offered, customer, and geographic region. Competitive forces may limit our ability to charge our customary fees and raise fees to our customers in the future. Pressure on our margins is intensive and we cannot assure you that we will be able to successfully compete with our competitors. We are currently an insignificant competitor in our industry, which includes national, regional and local independent and bank owned factoring and finance companies and other full service factoring and financing organizations. Many of these competitors are larger than we are and may have access to capital at a lower cost than we do. Management estimates, based on examination of Dun & Bradstreet data and a market overview provided by a merger and acquisition advisory firm, that there are approximately 2,900 accounts receivable factoring and/or business financing firms in the United States, including us, with over 2,000 with revenues of less than $1 million. To our knowledge, no single firm dominates the small business segment of the industry.

EMPLOYEES

As of March 22, 2011, we have 8 full-time employees.

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

Limited operating history. Anchor Funding Services, LLC was formed in 2003.  Anchor has only a limited operating history upon which investors may judge our performance. Future operating results will depend upon many factors, including, without limitation our ability to keep credit losses to a minimum, fluctuations in the economy, the degree and nature of competition, demand for our services, and our ability to integrate the operations of acquired businesses, to expand into new markets and to maintain margins in the face of pricing pressures. We can provide no assurances that our operations will result in us meeting our anticipated level of projected profitable operations, if at all.

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

If we are not able to maintain adequate lines of credit on commercially reasonable terms, our financial condition or results of operations could suffer. We have the availability of a $7 million (expandable to $9 million) senior accounts receivable facility with an institutional asset based lender which advances funds against up to 90% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. The agreement’s anniversary date is November 30, 2010 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. The Company did not provide notice and the agreement will expire November 30, 2011. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

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

We will seek to make acquisitions that may prove unsuccessful or strain or divert our resources. We intend to seek to expand our business through the acquisition of competitors’ factoring and service businesses and assets. We may not be able to complete any acquisitions on favorable terms, if at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

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

•  have less skilled or experienced management personnel than larger companies; and/or

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

Risks Related to Our Financing Activities. In April 2010, our then 80% owned subsidiary suffered a credit loss of approximately $650,000 due to an alleged fraud by one of its clients.  We are currently pursuing all legal remedies to recover our losses incurred in connection with such fraud as described under "Item 3." If we were to experience other material losses on our accounts receivable and purchase order portfolio, they could have a material adverse effect on (i) our ability to fund our business and, (ii) to the extent the losses exceed our provision for credit losses, our revenues, net income and assets.

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

As of December 31, 2010, clients that represent 5% or more of our accounts receivable and purchase order portfolio include a publishing company in Florida that accounts for 18.81%, a food service client in Missouri that accounts for 5.97%, an auto parts supplier in Michigan which accounts for 7.83% and a computer supplier for public school systems that accounts for 5.49%. A client’s fraud could cause us to suffer material losses.

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

Errors by or dishonesty of our employees could result in credit losses. We rely heavily on the performance and integrity of our employees in making our initial credit decision with respect to our clients and on-going credit decisions on our clients’ customers. Because there is generally little or no publicly available information about our clients or clients’ customers, we cannot independently confirm or verify the information our employees provide us for use in making our credit and funding decisions. Errors by our employees in assembling, analyzing or recording information concerning our clients and clients’ customers could cause us to fund clients and purchase accounts receivable that we would not otherwise fund or purchase. This could result in losses. Losses could also arise if any of our employees were dishonest. A dishonest employee could collude with our clients to misrepresent the creditworthiness of a prospective client or client customers or to provide inaccurate reports or invoices. If, based on an employee’s dishonesty, we may have funded a client and purchased accounts that were not creditworthy, this could result in our suffering credit losses.

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

We are continually subject to the risk of new regulation, which could harm our business and/or operating results. Congress and/or various state legislatures may pass new regulations governing the financial services industry. The enactment of any such new laws or regulations may negatively impact our business, financial condition and/or our financial results.

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

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 2.                      Description of Property

The Company has lease agreements for office space in Charlotte, NC and Boca Raton, FL.  All lease agreements are with unrelated parties.

The Charlotte lease is effective on August 15, 2007, is for a twenty-four month term and includes an option to renew for an additional three year term at substantially the same terms.  On November 1, 2007, the Company entered into a lease for additional space adjoining its Charlotte office.  Both leases expire May 31, 2011 and the company plans to renew for another year.  The monthly rent for the combined space is approximately $2,340.

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term.  The monthly rental was approximately $8,300. Pursuant to an agreement dated as of October 16, 2009, Anchor entered into an agreement to terminate its lease covering premises currently known as 800 Yamato Road, Suite 102, Boca Raton, FL 33431. The lease agreement which was entered into on April 16, 2007 and would have expired on May 31, 2012 terminated on October 31, 2009 and Anchor vacated the premises. Anchor bought out the lease at a total cost of $100,000 in order to reduce net leasing costs of an estimated $8,300 per month or approximately $100,000 per annum.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,313.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and is included in discontinued operations. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. As of March 22, 2011, the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2010 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

Item 4. Reserved.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Electronic Bulletin Board under the symbol “AFNG.” The following table sets forth the range of high and low closing sale prices of our Common Stock for our last three fiscal periods.

Quarters Ended	High	Low
March 31, 2008	$1.15	$1.15
June 30, 2008	$1.15	$1.05
September 30, 2008	$1.05	$1.05
December 31, 2008	$1.05	$0.60
March 31, 2009	$0.90	$0.10
June 30, 2009	$1.25	$0.60
September 30, 2009	$1.25	$0.15
December 31, 2009	$1.05	$0.30
March 31, 2010	$0.83	$0.28
June 30, 2010	$0.50	$0.35
September 30, 2010	$0.75	$0.50
December 31, 2010	NT(1)	NT(1)

(1)NT - No Trades

All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of December 31, 2010, there were 18,634,369 shares of Common Stock issued and outstanding.  As of December 31, 2010, there were (i) outstanding options to purchase 2,440,000 shares of our Common Stock, (ii) outstanding Placement Agent Warrants to purchase 1,342,500 shares of our Common Stock, and (iii) outstanding 376,387 shares of our Series 1 Preferred Stock which are convertible into 1,881,935 shares of our Common Stock.

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

Holders of Record

As of February 14, 2011, there were 581 holders of record of shares of Common Stock and 68 holders of record of our Series 1 Preferred Stock.  The Company's Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

Dividend Policy

The holders of our Series 1 Preferred Stock were entitled to receive dividends from issuance in 2007 through December 31, 2009 as more fully described below. We have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future.

Cumulative annual dividends are payable in shares of Series 1 Preferred Stock or, in certain instances in cash, at an annual rate of 8% ($.40 per share of Series 1 Preferred Stock), on December 31 of each year commencing December 31, 2007. Dividends payable on outstanding Shares of Series 1 Preferred Stock shall begin to accrue on the date of each closing and ceased to accrue and accumulate on the earlier of December 31, 2009 or the applicable Conversion Date (the “Final Dividend Payment Date”). Thereafter, the holders of Series 1 Preferred Stock shall have the same dividend rights as holders of Common Stock of the Company, as if the Series 1 Preferred Stock has been fully converted into Common Stock. The dividend payable on December 31, 2007, December 31, 2008 and December 31, 2009 was declared and paid through the issuance of additional shares of Series 1 Preferred Stock.

Recent Sales of Unregistered Securities

 For the year ended December 31, 2010, there were no sales of unregistered securities, except as follows:

	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

Jan. - March 2010	Common Stock	2,184,145 shares (1)	Conversion of 436,829 Preferred Shares; no commission paid	Existing security holders	Rule 3(a(9)

April - June 2010	Common Stock	2,329,592 shares (1)	Conversion of 465,902 Preferred Shares; no commission paid	Existing security holders	Rule 3(a)(9)

July - Dec. 2010	Common Stock	27,575 shares (1)	Conversion of 5,515 Preferred Shares; no commissions paid	Existing Security holders	Rule 3(a)(9)

(1)  Convertible on the basis of five shares of Common Stock for every share of Preferred Stock.

Recent Purchases of Securities

During the year ended December 31, 2010, the Company had no repurchases of its Common Stock.

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

Recent Credit Loss

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is currently pursuing all collection remedies available to it under its purchase order and factoring agreements. The Agreement provides for 80% of any recovery of the credit loss to benefit the Company and the remaining 20% to benefit M & H. As of March22, 2011, the Company has recouped a total of $177,000 of the $650,000 of credit losses.

Anchor has filed a complaint against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Finance revenues from continuing operations increased to $2,514,394 for the year ended December 31, 2010 compared to $1,651,224 for the year ended December 31, 2009, a 52.3% increase.   The change in revenue was due to the addition of a large client accounting for 15.4% of revenues in 2010 and increased business from certain existing clients and new clients. As of December 31, 2010, the Company had 108 active clients compared to 126 clients as of December 31, 2009.

The Company had net interest expense from continuing operations of $827,800 for the year ended December 31, 2010 compared to net interest expense of $105,100 for the year ended December 31, 2009. This change is primarily the result of the Company’s using its cash and borrowing on its line of credit to fund its purchasing of clients’ accounts receivable.

The Company had a provision for credit losses from continuing operations of $25,645 for the year ended December 31, 2010 compared to $252,139 for the year ended December 31, 2009. For the last two fiscal years ending December 31, 2010, the Company has purchased approximately $148.6 million of accounts receivable and incurred approximately $277,784 of credit losses or .2% of invoices purchased.

Operating expenses from continuing operations for the year ended December 31, 2010 were $1,651,138 compared to $3,187,537 for the year ended December 31, 2009, a 48.2% decrease.  This decrease is primarily attributable to the Company’s implementing certain cost reducing initiatives in 2009, including reducing personnel. Eliminating certain advertising and buying out of its Boca Raton lease.

Key changes in certain selling, general and administrative expenses:
	Year Ended December 31,
	2010	2009	$ Change	Explanation
Payroll, payroll taxes and benefits	$771,682	$1,209,433	$(437,751)	Reduction in personnel
Rent	46,176	226,092	(179,916)	Buy-out of Boca Raton lease in 2009
Consulting fees	-	104,592	(104,592)	One-time fee related to Brookridge acquisition
Credit facility fees	-	100,585	(100,585)	Expenses associated with termination of credit facility in 2009
Legal	37,298	279,651	(242,353)	Decrease in legal expense related to acquisitions and refinancings
	$855,156	$1,920,353	$(1,065,197)

The combination of reduced operating expenses and increased finance revenues resulted in net income from continuing operations for the year ended December 31, 2010 of $11,264 compared to a net loss of  $(1,893,552) for the year ended December 31, 2009.

The following table compares the operating results for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009	$ Change	% Change
Finance revenues	$2,514,394	$1,651,224	$863,170	52.3
Interest income (expense), net and commissions	(826,347)	(105,100)	(721,247)	-
Net finance revenues	1,688,047	1,546,124	141,923	9.2
(Provision) Benefit for credit losses	(25,645)	(252,139)	-	-
Finance revenues, net of interest expense and credit losses	1,662,402	1,293,985	368,417	28.5
Operating expenses	1,651,138	3,187,537	(1,536,399)	(48.2)
Net income (loss) from continuing operations before income taxes	11,264	(1,893,552)	1,904,816	(100.6)
Income tax (provision) benefit:	-	-	-	-
Income (loss) from continuing operations	11,264	(1,893,552)	1,904,816	-
Income (loss) from discontinued operations	(481,834)	5,755	-	-
Net income (loss)	(470,570)	(1,887,797)	1,904,816	-
Less: Noncontrolling interest share	(92,656)	1,151	(93,807)	-
Controlling interest share	$(377,914)	$(1,888,948)	$1,511,034	-

Client Accounts

As of December 31, 2010, we have 4 clients that account for an aggregate of approximately 38% of our accounts receivable portfolio and approximately 23% of our revenues for the year ended December 31, 2010.  The transactions and balances with these clients as of and for the year ended December 31, 2010 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Twelve Months Ended
Entity	December 31, 2010	December 31, 2010
Publishing Company in Florida	18.81%	15.4%
Food Service Company in Missouri	5.97%	2.56%
Auto Parts Supplier in Michigan	7.83%	2.8%
Technology supplier for schools in California	5.49%	2.66%

A client’s fraud could cause us to suffer material losses.

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Continuing Operating Activities

Net cash used in continuing operating activities was $2,688,882 for the year ended December 31, 2010 and was primarily due to cash used by operating assets, primarily to purchase accounts receivable. Cash used by continuing operating assets and liabilities was primarily due to an increase of $2,431,723 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used in continuing operating activities was $3,968,916 for the year ended December 31, 2009 and was primarily due to our net loss for the year and cash used by operating assets, primarily to purchase accounts receivable. The net loss was $1,893,552 from continuing operations for the year ended December 31, 2009. Cash used by operating assets and liabilities was primarily due to an increase of $3,479,389 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the year ended December 31, 2010, net cash used in investing activities was $18,075 for the purchase of property and equipment.

For the year ended December 31, 2009, net cash used in investing activities was $25,650 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations was $1,600,971 for the year ended December 31, 2010. This was the result of $1,310,971 of proceeds from the Company’s senior accounts receivable facility and $290,000 of proceeds from another lender.

 Net cash provided by financing activities from continuing operations was $4,074,278 for the year ended December 31, 2009. This was the result of $3,274,276 of proceeds from the Company’s senior accounts receivable facility and cash paid for common stock of $500,002.

Capital Resources

We have the availability of a $7 million (expandable to $9 million) senior accounts receivable facility with an institutional asset based lender which advances funds against up to 90% of “eligible net factored accounts receivable” (minus client reserves as lender may establish in good faith) as defined in Anchor’s agreement with its institutional lender. The agreement’s anniversary date is November 30, 2010 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. The Company did not provide notice and the agreement will expire November 30, 2011. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At December 31, 2010, Anchor owed $290,000 to MGM. Brookridge had a Senior Credit Agreement with MGM pursuant to which it could borrow up to $3.7 million. As described under Recent Developments under" Item 1"above , this facility was terminated on October 6, 2010 upon the simultaneous rescission of our previous Brookridge asset purchase of December 2009.

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

Management considered approximately $80,500 of their December 31, 2010 and $57,000 of their December 31, 2009 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

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

Identifiable intangible assets are carried at amortized cost.  Intangible assets with definite lives are amortized over their useful lives and amortization is computed using the straight-line method over their expected useful lives.  Long-lived assets are tested for recoverability whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable.  Impairment losses are recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately:

For the years ending December 31,
2010	2009

$ 255,000	$ 319,000

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share since they would be considered anti-dilutive.  For the year ending December 31, 2009, there was a year-to-date loss from continuing operations.

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

See Note 9 to our financial statements for the impact on the operating results for the years ended December 31, 2010 and 2009.

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

In July 2006, Financial Accounting Standards Board (“FASB”) issued guidance for accounting for uncertainty in income tax positions which clarifies the accounting for uncertain tax positions.  This FASB requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the years ended December 31, 2010 and 2009, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification”. ASU 2010-02 addresses implementation issues related to the changes in ownership provisions of the Codification. It establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 was effective for us on January 1, 2010. We adopted this guidance during 2010. See also Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. We adopted the updated guidance, which was effective for our annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial condition.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the Codification and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated results of operations or financial position.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 is changed to be effective for interim and annual periods ending after June 15, 2011. We assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” which was effective upon issuance. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. We are currently evaluating the effect of ASU 2010-22 on our financial statements and believe it would not have a material impact on our results of operations.

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, except for the disclosures regarding the activity during a reporting period which will become effective January 1, 2011. Adoption of the pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statement disclosures.

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

 Item 7A.      Quantitative and Qualitative  Disclosures About Market Risks.

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
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Anchor Funding Services, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anchor Funding Services, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Cherry, Bekaert and Holland, L.L.P.

Charlotte, North Carolina
April 15, 2010 except for the reclassification of certain amounts related to discontinued operations described in Note 15 for which the date is March 31, 2011

Report of Independent Registered Public Accounting Firm
_____

To the Stockholders and Board of Directors of
Anchor Funding Services, Inc.
Charlotte, NC

We have audited the accompanying consolidated balance sheet of Anchor Funding Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements of the Company as of December 31, 2009, were audited by other auditors whose report dated April 15, 2010, except for the reclassification of certain amounts related to discontinued operations described in Note 15 for which the date is March 31, 2011, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/S/ Scott and Company LLP

Columbia, South Carolina
March 31, 2011

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS
	2010	2009
CURRENT ASSETS:
Cash	$163,320	$453,880
Retained interest in purchased accounts receivable, net	7,641,953	5,235,875
Earned but uncollected fee income	203,068	114,598
Deferred financing costs, current	-	-
Prepaid expenses and other	100,630	82,680
Assets of discontinued operations	-	1,790,512
Total current assets	8,108,971	7,677,545

PROPERTY AND EQUIPMENT, net	18,998	31,189

GOODWILL	-	410,000

INTANGIBLE ASSET - customer list	-	70,000

SECURITY DEPOSITS	5,486	5,486

	$8,133,455	$8,194,220

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$5,607,572	$4,296,601
Accounts payable	58,386	44,172
Due to Lender	290,000	-
Accrued payroll and related taxes	55,555	45,780
Accrued expenses	73,102	306,566
Collected but unearned fee income	39,620	52,430
Contingent note payable	-	480,000
Liabilities of discontinued operations	-	284,757
Total current liabilities	6,124,235	5,510,306

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	5,212,719
COMMON STOCK	1,863	1,409
ADDITIONAL PAID IN CAPITAL	7,461,779	2,916,552
ACCUMULATED DEFICIT	(6,125,831)	(5,747,917)
NONCONTROLLING INTEREST	-	301,151
	2,009,220	2,683,914

	$8,133,455	$8,194,220
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2010	2009
FINANCE REVENUES	$2,514,394	$1,651,224
INTEREST EXPENSE - financial institution	(674,882)	(105,100)
INTEREST EXPENSE – related party	(152,918)	-
INTEREST INCOME	1,453	-

NET FINANCE REVENUES	1,688,047	1,546,124
(PROVISION) BENEFIT FOR CREDIT LOSSES	(25,645)	(252,139)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	1,662,402	1,293,985

OPERATING EXPENSES	(1,651,138)	(3,187,537)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	11,264	(1,893,552)

INCOME TAXES	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	11,264	(1,893,552)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(481,834)	5,755

NET INCOME (LOSS)	(470,570)	(1,887,797)

LESS: NONCONTROLLING INTEREST SHARE	(92,656)	1,151

CONTROLLING INTEREST SHARE	(377,914)	(1,888,948)

DEEMED DIVIDEND ON CONVERTIBLE PREFERRED STOCK	-	(475,782)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(377,914)	$(2,364,730)

BASIC EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$-	$(0.18)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.02)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(0.02)	$(0.18)

DILUTED EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$-	$(0.18)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(0.02)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$(0.02)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,763,618	13,224,664
Dilutive	20,572,341	13,224,664

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2010 and 2009

	Preferred	Common	Additional	Accumulated	Noncontrolling
	Stock	Stock	Paid in Capital	Deficit	Interest	Total
Balance, January 1, 2009	$5,361,512	$12,941	$1,660,516	$(3,355,175)	$-	$3,679,794

Provision for compensation expense related to issued stock options	-	-	6,725	-	-	6,725

Benefit for compensation expense related to expired stock options	-	-	(10,810)	-	-	(10,810)

Stock options issued to directors/officers related to financing agreement	-	-	96,000	-	-	96,000

To record conversion of 124,915 preferred shares, plus accrued and declared dividends, to 652,587 common shares	(624,575)	65	652,522	(28,012)	-	-

Change in par value	-	(11,647)	11,647	-	-	-

To record issuance of 500,002 common shares at $1	-	50	499,952	-	-	500,002

To record capital contribution	-	-	-	-	300,000	300,000

To record the issuance of 95,189 preferred shares in connection with the payment of the accrued preferred dividend liability as of December 31, 2009	475,782	-	-	(475,782)	-	-

Net loss, year ended December 31, 2009	-	-	-	(1,888,948)	1,151	(1,887,797)

Balance, December 31, 2009	5,212,719	1,409	2,916,552	(5,747,917)	301,151	2,683,914

Provision for compensation expense related to issued stock options	-	-	22,276	-	-	22,276

Benefit for compensation expense related to expired stock options	-	-	(17,905)	-	-	(17,905)

Conversion of 908,262 preferred shares to4,541,310 common shares	(4,541,310)	454	4,540,856	-	-	-

Distributions	-	-	-	-	(10,000)	(10,000)

Fair value of noncontrolling interest sold	-	-	-	-	(198,495)	(198,495)

Net loss, year ended December 31, 2010	-	-	-	(377,914)	(92,656)	(470,570)

Balance, December 31, 2010	$671,409	$1,863	$7,461,779	$(6,125,831)	$-	$2,009,220
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net loss	$(470,570)	$(1,893,552)
Loss (income) from discontinued operations	481,834	5,755
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	30,266	305,845
Compensation expense related to issuance of stock options	4,371	91,915
Allowance for uncollectible accounts	25,645	252,139
Increase in retained interest in purchased
accounts receivable	(2,431,723)	(3,479,389)
Increase in earned but uncollected	(88,470)	(133,128)
Increase in due from customer	-	(164,899)
Decrease (increase) in prepaid expenses and other	(17,950)	34,270
Decrease in security deposits	-	14,014
Decrease (increase) in accounts payable	14,214	(67,618)
Decrease in loan fees payable	-	(100,000)
Increase in accrued payroll and related taxes	9,775	31,075
Decrease in collected but not earned	(12,810)	(6,277)
Increase in due to participant	-	316,000
Increase (decrease) in accrued expenses	(233,464)	241,063
Increase in due to client	-	583,871
Net cash used in operating activities - continuing operations	(2,688,882)	(3,968,916)
Net cash provided by (used in) operating activities - discontinued operations	1,116,577	137,963
Net cash used in operating activities	(1,572,305)	(3,830,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,075)	(25,650)
Net cash used in investing activities - continuing operations	(18,075)	(25,650)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(18,075)	(25,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributed	-	300,000
Cash paid for common stock	-	500,002
Proceeds from financial institution, net	1,310,971	3,274,276
Proceeds from lender	290,000	-
Net cash provided by financing activities - continuing operations	1,600,971	4,074,278
Net cash provided (used) by financing activities - discontinued operations	(301,151)	(164,899)
Net cash provided by financing activities	1,299,820	3,909,379

DECREASE IN CASH	(290,560)	52,776

CASH, beginning of period	453,880	401,104

CASH, end of period	$163,320	$453,880

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements

December 31, 2010 and 2009

1. BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations and the consolidated statements of cash flows reflect the historical operations of Brookridge as discontinued operations. The 2009 consolidated balance sheet and the 2009 and prior consolidated statements of equity contain amounts attributable to Brookridge and are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations.  The 2009 consolidated balance sheet and the 2009 and prior consolidated statements of equity contain amounts attributable to Brookridge and are classified as discontinued.

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

1.
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice and purchase order advance.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2.
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

The amounts recorded as earned but uncollected fee income under the accrual method described above are estimates.  As purchased invoices and purchase order advances are collected, the Company records the appropriate adjustments to record the actual revenue earned on each purchased invoice and purchase order advance. Adjustments from the estimated revenue to the actual revenue have not been material.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased and advances on purchase orders from clients less amounts maintained in a reserve account.  For factoring transactions, the Company purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses the Company may have related to the purchased accounts receivable.  For purchase order transactions the company typically advances and pays for 100% of the product’s cost.

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

Management considered approximately $80,500 of their December 31, 2010 and $57,000 of their December 31, 2009 retained interest in purchased accounts receivable to be uncollectible. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of December 31, 2010 and 2009, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $ 613,064 and $190,000, respectively.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $255,000 and $319,000 for the years ended December 31, 2010 and 2009, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2010 and 2009, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the year ending December 31, 2009, there was a year-to-date loss from continuing operations.

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

See Note 9 for the impact on the operating results for the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments – We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures effective January 1, 2009. ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. As originally issued, it was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. It does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

In February 2008, the Financial Accounting Standards Board (“FASB”) allowed deferral of the effective date of ASC 820 for one year, as it relates to nonfinancial assets and liabilities. In October 2008, FASB clarified the application of ASC 820 in determining the fair value of a financial asset when the market for that financial asset is not active. Accordingly, our adoption related only to financial assets and liabilities. Upon ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

Valuation techniques considered under ASC 820 techniques are based on observable and unobservable inputs. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs include 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credits risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

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

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of this guidance, the Company recognized no liability for uncertain tax positions as of December 31, 2010 and 2009.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification”. ASU 2010-02 addresses implementation issues related to the changes in ownership provisions of the Codification. It establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 was effective for us on January 1, 2010. We adopted this guidance during 2010. See also Note 1 “Deconsolidation of LEM” to the Consolidated Financial Statements.

In January 2010, the FASB ratified ASU 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. We adopted the updated guidance, which was effective for our annual reporting period at December 31, 2009, with the exception of new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations and financial condition.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 amends disclosure requirements so that an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between the Codification and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated results of operations or financial position.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losse” which was effective upon issuance. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 is changed to be effective for interim and annual periods ending after June 15, 2011. We assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics—Technical Corrections to SEC Paragraphs”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. We are currently evaluating the effect of ASU 2010-22 on our financial statements and believe it would not have a material impact on our results of operations.

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, except for the disclosures regarding the activity during a reporting period which will become effective January 1, 2011. Adoption of the pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statement disclosures.

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

3. RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	December 31, 2010	December 31, 2009
Purchased invoices	$9,447,586	$6,264,233
Purchase order advances	29,883	-
Reserve account	(1,755,016)	(971,256)
Allowance for uncollectible invoices	(80,500)	(57,102)
	$7,641,953	$5,235,875

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	December 31, 2010	December 31, 2009
Staffing	$471,612	$677,100
Transportation	1,632,265	1,737,153
Publishing	1,463,411	-
Construction	5,218	5,218
Service	3,651,815	2,628,085
Metal Processing	-	-
Other	498,132	245,421
	$7,722,453	$5,292,977

Total purchased invoices and purchase order advances were as follows:

	For the years ending December 31,
	2010	2009
Purchased invoices	$90,148,535	$57,289,725
Purchase order advances	1,227,368	-
	$91,375,903	$57,289,725

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	December 31, 2010	December 31, 2009
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	153,966	135,891
		198,697	180,622
Less: accumulated depreciation		(179,699)	(149,433)

		$18,998	$31,189

 Depreciation expense was $30,266 and $64,642 for the years ended December 31, 2010 and 2009, respectively.

5. GOODWILL AND INTANGIBLE ASSETS:

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

6.  DUE TO FINANCIAL INSTITUTION:

On, November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility is based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor pays .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances is paid monthly at the Prime Rate plus 2.0%.  Anchor pays the financial institution various other monthly fees as defined in the agreement. The agreement requires that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement are partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee is $250,000 each.  On February 10, 2011, Anchor’s agreement with this financial institution was amended such that beginning February 10, 2011 Anchor would no longer pay discount fees and Anchor would pay interest on advances at the Prime Rate plus 8.0%  through November 30, 2011 and at the Prime Rate plus 9.0% thereafter. Anchor owed this financial institution $5,607,572 and $4,296,601 as of December 31, 2010 and 2009, respectively.

In November 2008, the Company entered into an agreement with a financial institution to finance the factoring of receivables and to provide ongoing working capital.  The agreement is a revolving credit facility that allowed the Company to borrow up to $15,000,000.  The interest on borrowings was paid monthly at LIBOR rate plus 4%.  In addition to interest, the Company paid the financial institution various monthly fees as defined in the agreement. This agreement was replaced by the A/R Credit Facility described, above.

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

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the years ended December 31, 2010 and 2009 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2009	1,284,633	14,092,967
Preferred Stock Conversions	(436,829)	-
Common Stock Issuances	-	2,184,235
Balance March 31, 2010	847,804	16,277,202

Preferred Stock Conversions	(465,918)	-
Common Stock Issuances	-	2,329,592
Balance June 30, 2010	381,886	18,606,794

Preferred Stock Conversions	(5,461)	-
Common Stock Issuances	-	27,305
Balance September 30, 2010	376,425	18,634,099

Preferred Stock Conversions	(54)	-
Common Stock Issuances	-	270
Balance December 31, 2010	376,371	18,634,369

8.  RELATED PARTY TRANSACTION:

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. In connection with the closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC (“MGM”), a limited liability company owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender  provided a $3.7 million senior credit facility to Brookridge.  Morry F. Rubin is the managing member of MGM. Loans under the Credit Agreement were secured by all of Brookridge’s assets and were charged interest at a 20% annual rate. The Credit Agreement contained standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allowed the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral. At December 31, 2009, $164,899 was due from the Lender because collections in excess of the loan balance swept to the Lender account for payment. This amount was subsequently paid.  On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, MGM terminated the Credit Agreement. For the period from January 1, 2010 through October 5, 2010, Brookridge paid $206,582 of interest to MGM. See Note 15 “Acquisition and Discontinued Operations.”

Also in connection with closing, the company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share (the "Equity Investment").  The Equity Investment was purchased one-third by Morry F. Rubin, one-third by George Rubin and one-third by a principal stockholder, each of whom are owners of the Lender.

Michael P. Hilton and John A. McNiff III, each co-president of an 80% owned subsidiary, Brookridge, each purchased a ten percent interest in Brookridge at a cost of $150,000 and each agreed to guarantee repayment of the Lender's Credit Facility up to an amount equal to $300,000.  At Closing, the company entered into employment agreements with Hilton and McNiff and granted each ten year options to purchase 112,500 shares of our common stock at an exercisable price of $1.00 per share. On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, the employment agreements with Hilton and McNiff and their options were terminated. See Note 15 “Acquisition and Discontinued Operations.”

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility. The Promissory Note is to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. At December 31, 2010, Anchor owed $290,000 to MGM. Anchor paid $152,918 of interest to MGM for the year ended December 31, 2010.

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

The following summarizes M. Rubin’s employment agreement and stock options:

•	The employment agreement with M. Rubin currently retains his services as Co-chairman and Chief Executive Officer through January 31, 2012.

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

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein currently retains his services as President through January 31, 2012.

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

On December 4, 2009, Anchor Funding Services, Inc., entered into an Asset Purchase Agreement with Brookridge Funding, LLC providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business.  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, Brookridge entered into employment contracts and stock option agreements with Michael Hilton and John McNiff, each a Co-President of Brookridge.  On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, the employment agreements with Hilton and McNiff and their options were terminated. See Note 15 “Acquisition and Discontinued Operations.”

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

The following table summarizes information about stock options as of December 31, 2010:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,885,000	6 years	1,883,750
$1.00	55,000	8 years	13,750
$0.62	500,000	8 years	500,000
	2,440,000		2,397,500

The Company measures the fair value of each option award on the date of grant using the Black Scholes option pricing model with the following assumptions:

December 31, 2009
Exercise price	$1.00
Term	10 years
Volatility	.85
Dividends	0%
Discount rate	3.73%

The fair value amounts recorded for these options in the statement of operations for the year ended December 31, 2010 was $22,276 and December 31, 2009 was $6,725. Options cancelled for the year ended December 31, 2010 and 2009 totaled $17,905 and $10,810, respectively.

The pre-tax fair value effect recorded for these options in the statement of operations for the years ending December 31, 2010 and 2009 was as follows:

	2010	2009

Fully vested stock options	$411	$1,514
Unvested portion of stock options	21,865	5,211

	$22,276	$6,725

Stock option activity and weighted average exercise price is summarized as follows:

	2010		2009		2008
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,691,500	1.10	2,074,000	1.25	1,995,000	1.25
Granted	-	-	856,500	0.78	104,000	1.25
Canceled	(251,500)	1.00	(239,000)	1.20	(25,000)	1.25
Exercised	-	-	-	-	-	-

Outstanding at end of year	2,440,000	1.12	2,691,500	1.10	2,074,000	1.25

Exercisable at end of year	2,397,500	1.12	2,349,167	1.12	1,344,501	1.25

10. WARRANTS:

The placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of December 31, 2010:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	4 years	1,342,500
$1.00	2,000,004	9 years	2,000,004

11. CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the year ending December 31,
	2010	2009
Staffing	$206,182	$258,754
Transportation	694,641	634,811
Construction	-	3,393
Service	1,036,682	685,986
Other	102,520	68,280
Publishing	474,369	-
	$2,514,394	$1,651,224

Major Customers – The Company had 1 major customer for the year ending December 31, 2010 and none in 2009 which represent 10 percent or more of its revenues.  The major customer in 2010 accounted for 15.4% of the Company’s revenues for the year ended December 31, 2010. In March, 2011, this customer paid all of its fees and obligations to the Company and no longer required the Company’s services.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts and provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.   During the year ended December 31, 2010, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of December 31, 2010, the Company had no amounts on deposit which exceed these insured amounts.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:
	For the year ending December 31,
	2010	2009
To a financial institution	$673,265	$111,195
To a related party	152,918	-
Total	$826,183	$111,195

Non-cash financing and investing activities consisted of the following:

For the year ending 2010 –

Exchange of 908,262 preferred shares for 4,541,310 common shares.

For the year ending 2009 -

Exchange of 124,915 preferred shares for 652,587 common shares.

95,189 preferred shares were issued in satisfaction of the dividend obligation for the year ended December 31, 2009.

80,000 stock options were issued to employees

225,000 stock options (112,500 each) were issued to the Co-Presidents of Brookridge

13. INCOME TAXES:

During 2010, the Company’s had taxable income from continuing operations, which was offset by loss carryforwards, therefore no current income taxes were incurred.  In 2009, the Company had losses from continuing operations and therefore no income taxes were incurred.

The tax benefit from discontinued operations in 2010 was approximately $193,000, for which a valuation allowance was established for the entire amount, since in management’s judgment it was more likely than not, the Company would not realize the benefit.  See total deferred tax assets below.

The following table reconciles the total provision for income taxes from continuing operations recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34%:

	For the Year	For the Year
	Ending	Ending
	December 31, 2010	December 31, 2009

Tax benefit at statutory rate	4,000	$(642,000)
State tax benefit	1,000	(175,000)
Change in valuation allowance	(5,000)	817,000

Income tax from continuing operations	$-	$-

The deferred tax assets related to the differences between financial statement and taxable income as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Compensation costs related to issuance of stock options	$76,000	$41,000
Reserve method of accounting for bad debts	32,000	23,000
Net operating loss carry-forwards	1,706,000	1,614,000

Gross deferred tax assets	1,814,000	1,678,000

Valuation reserve	(1,814,000)	(1,678,000)

Income tax from continuing operations	$-	$-

Management is uncertain if these deferred tax assets will ever be realized, therefore they have been fully reserved.  The increase in the valuation reserve equals the deferred tax benefit.

The net operating loss carryforward generated in the year ending December 31, 2010 was approximately $369,000.

The Company has the following net operating loss carryforwards available to offset future taxable income:

	Amount	Expiration

Federal	$4,348,000	2021 - 2025

State	$230,000	2021 - 2025

The Company files tax returns in the U.S. federal jurisdiction and various states.  Currently, none of the Company’s open tax returns are being examined by the taxing authorities.

14. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, and Boca Raton, FL.  All lease agreements are with unrelated parties.

There are two Charlotte leases for adjoining spaces that expire on May 31, 2011 and may be renewed for an additional year. The Company plans to renew these leases.  The monthly rent for the combined space is approximately $2,340

The Boca Raton lease was effective on August 20, 2007 and is for a sixty-one month term.  The monthly rental was approximately $8,300. Pursuant to an agreement dated as of October 16, 2009, Anchor entered into an agreement to terminate its lease covering premises currently known as 800 Yamato Road, Suite 102, Boca Raton, FL 33431. The lease agreement which was entered into on April 16, 2007 and would have expired on May 31, 2012 terminated on October 31, 2009 and Anchor vacated the premises. Anchor bought out the lease at a total cost of $100,000 in order to reduce net leasing costs of an estimated $8,300 per month or approximately $100,000 per annum.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,313.

The rental expense for the years ended December 31, 2010 and 2009 was approximately $ 46,176 and $223,000, respectively.  The future minimum lease payments are as follows:

2011	$24,830
$24,830

Contingencies

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and is included in discontinued operations. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. As of March 22, 2011, the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2010 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

15. ACQUSITION AND DISCONTINUED OPERATIONS:

On December 4, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Brookridge Funding, LLC (“Seller”) providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business (the “Acquired Business”).  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, the Company and Seller’s principals invested $1.5 million in Brookridge Funding Services, LLC, the Company’s newly formed 80% owned subsidiary which operated the Acquired Business.  The purchase price for the Acquired Business was $2,389,824 million representing the fair market value of the Acquired Business’s purchased accounts receivable and purchase order advances.

Since the purchase price equaled the fair market value of the net assets acquired, no Goodwill was recorded for the initial transaction.

For five years, the Sellers were to receive 20% of Brookridge’s net operating income, paid quarterly, up to a total of $800,000. Based on discounted cash flow and net present value analyses, the Company recorded $480,000 of Goodwill and Intangibles and a corresponding liability in connection with contingent payments due to the Sellers.

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Our Brookridge operations have been reclassified as discontinued operations in Consolidated Financial Statements for the years ended December 31, 2010 and 2009.  The following is a summary of the operating results of our discontinued operations:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Net finance revenues	$689,010	$47,997
Net income (loss)	$(481,834)	$5,755

The following is a summary of Brookridge’s assets and liabilities as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Assets
Current assets	$-	$1,790,512
Property and equipment, net	-	-
Assets of discontinued operations	$-	$1,790,512

Liabilities
Accounts payable and accrued expenses	$-	$11,017
Other liabilities	-	273,740
Liabilities of discontinued operations	$-	$284,757

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

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of October 26, 2010, our Board of Directors approved the dismissal of Cherry, Bekaert & Holland, L.L.P. (referred to as CBH) as our independent registered public accounting firm. In connection with the audits of the years ended December 31, 2009 and 2008 and the subsequent interim periods through October 26, 2010, there were no disagreements with CBH on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to CBH’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Similarly, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the time that CBH was engaged as our independent registered accounting firm.

The audit reports of CBH on the consolidated financial statements of Anchor Funding Services, Inc. as of and for the years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Effective October 26, 2010, our Board of Directors approved the appointment of Scott and Company, LLP (referred to as Scott) as our independent registered public accounting firm. During the years ended December 31, 2009 and 2008 and through October 26, 2010, we did not nor did anyone acting on our behalf, consult Scott regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any reportable events described under Item 304(a)(2)(ii) of Regulation S-K.

Item 9.A Controls and Procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2010.

Item 9.B.       Other Information.

          Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below.
Name (1)	Age	Position
George Rubin*	81	Co-Chairman of the Board and Co-Founder

Morry F. Rubin*	51	Co-Chairman, CEO, Director, Co-Founder

Brad Bernstein	45	President, CFO, Director and Co-Founder

Kenneth Smalley	47	Director

E. Anthony Woods	70	Director
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

George Rubin has been a director of the Company since January 31, 2007. He served as Co-Chairman of Anchor Funding Services, LLC since its formation in 2003. Since October, 1998, George Rubin has been a director and a principal owner of Preferred Labor LLC, which completed the sale if its business on April 23, 2007. Mr. Rubin devotes to Anchor such time as is necessary for the performance of his duties. George Rubin was Chairman of the Board of ATC Group Services, Inc., a publicly held Company, from 1988 to 1998. ATC was sold to a financial investor group for approximately $160 million. From 1961 to 1987, Mr. Rubin served as President, Treasurer and Director of Staff Builders, Inc. During that time, Staff Builders, Inc. was a publicly held corporation engaged in providing temporary personnel in the healthcare, light industrial and clerical fields. While he served as President, Staff Builders, Inc. operated through approximately 100 offices and generated revenues in excess of $100 million. Mr. Rubin has over 40 years of management experience and serving on board of directors of various entities.  Mr. Rubin has expertise in mergers and acquisitions and in the successful integration of acquired companies. All of these management and financial skills have allowed him to provide significant leadership and vision to the board of directors.

Morry F. Rubin has been a director and executive officer of the Company since January 31, 2007. He served as Co-Chairman and Chief Executive Officer of Anchor funding Services, LLC since its formation in 2003. Since 1998, Morry F. Rubin also has been Chairman, Chief Executive Officer and principal owner of Preferred Labor LLC which completed the sale if its business on April 23, 2007. On January 31, 2007, Mr. Rubin became a full-time employee of our company. Prior to his involvement with Preferred Labor, Mr. Rubin was President, Chief Executive Officer, Treasurer and a director of ATC Group Services, Inc. (“ATC”), a publicly held company, from 1988 to 1998. In January 1998, ATC was sold to a financial investor group for approximately $160 million. Mr. Rubin was also President, Chief Executive Officer and Treasurer of Aurora Environmental, Inc. from May 1985 to June 1995, and was a director of Aurora from September 1983 to June 1995. In 1995, Morry Rubin was selected as a finalist for the Ernst & Young Entrepreneur of the Year under 40 Award for the New York City Region. From 1981 to 1987, Mr. Rubin was employed in sales and as director of acquisitions for Staff Builders, Inc., a publicly held company engaged in providing temporary personnel in the healthcare, light industrial and clerical fields. Mr. Rubin has over 25 years of management experience and serving on board of directors of various entities.  Mr. Rubin has expertise in mergers and acquisitions and in the successful integration of acquired companies. All of these management and financial skills have allowed him to provide significant leadership and vision to the board of directors.

Brad Bernstein has been a director and executive officer of the Company since January 31, 2007. He served as President and Chief Financial Officer of Anchor Funding Services, LLC since its formation in 2003. Mr. Bernstein was employed by Preferred Labor LLC from March 1999 through January, 2007. Mr. Bernstein served Preferred as its Chief Financial Officer and later as its President. On January 31, 2007, Mr. Bernstein became a full-time employee of our company. Before joining Preferred Labor he was a partner of Miller, Ellin Consulting Group, LLP. Mr. Bernstein advised companies in many areas to improve their operations and increase their profitability. Mr. Bernstein’s clients also included major commercial and investment banks, asset based lenders and factoring companies. These institutions relied on his ability to oversee due diligence engagements and evaluate a Company’s financial performance, its internal control structure and the quality of its assets before making investments or loans. Mr. Bernstein has used his banking relationships to raise debt and negotiate and structure financing for companies. Mr. Bernstein brings to the board his financial and business expertise as a Certified Public Accountant. Mr. Bernstein received a Bachelor of Arts degree from Columbia University.

Kenneth D. Smalley C.F.A. is currently serving as Managing Director of The Seaport Group, a licensed broker/dealer. Between September 2006 and August 2007, Mr. Smalley served as Chief Financial Officer of Bridgehead Group, a venture company. Mr. Smalley has also been involved in the Legal Finance Industry, specially the Pre-Settlement Legal Financing Sector, as one of the original founders of the Cambridge Management Group and as a leading consultant (March 2005 through September 2006) to the industry.  Previously, Mr. Smalley was the director of the High Yield Portfolio Group at The Dreyfus Corporation from May of 2001 through February of 2005. As Dreyfus’s high yield portfolio manager, he was responsible for the performance of over $1.5 billion in mutual fund assets. Prior to joining Dreyfus, Mr. Smalley was a high-yield portfolio manager and analyst with the Alliance Capital Management Corporation (January 1999 through May 2001). Prior to joining Alliance Capital, he was a high-yield bond trader and analyst at, the PaineWebber Group Inc. (July 1996 through December 1998), NatWest Securities from March 1994 through December 1995, and Nomura Securities from April of 1993 to March of 1994. Mr. Smalley was a credit analyst at Teacher Insurance and Annuity Association from July of 1989 through April of 1993 and began his career in 1985 as a financial analyst at General Electric Co.’s Aircraft Engine Business Group. Mr. Smalley received his M.B.A. from the Stern School in 1989, and is a Chartered Financial Analyst. Mr. Smalley has Series 7, Series 63, Series 86 and Series 87 licenses with Financial Industry Regulatory Authority, Inc.  Mr. Smalley brings to the board many years of diverse finance industry experience with particular emphasis on investment banking, corporate finance, venture capital, and investment management. Mr. Smalley has expertise as a financial expert and an independent board member.

E. Anthony Woods has served as Chairman and Chief Executive Officer of Support Source, a limited liability investing/consulting company, providing financial, management and marketing expertise to the healthcare industry since 2003.  From 1987 through 2002, Mr. Woods served as President and Chief Executive Officer of Deaconess Association, Inc., a large Cincinnati based diversified healthcare holding company operating for profit and not for profit health services corporations. From 2007 through 2010, Mr. Woods served as a director of Critical Homecare Solutions, an equity-fund owned company and leading provider of homecare services and products currently serving 15,000 patients in 14 states. Since 2006, Mr. Woods has served as a director of Phoenix Health Systems, a national provider of healthcare information technology outsourcing solutions. Since 2004, Mr. Woods has served as a director (and as Chairman since 2006) of LCA-Vision, a leading provider of laser vision correction services which owns and operates over 70 fixed-site centers in the United States and through a joint venture in Canada.  Since 2003, Mr. Woods has also been active as Chairman of the Board of Deaconess Association, Inc. and he is currently serving as interim Chief Executive Officer and Chief Financial Officer of said company.  Since 1998, he has also served as a director of Cincinnati Financial Corporation, a Standard & Poors 500 company which serves as a holding company with subsidiaries which underwrite fire, auto, casualty and other related forms of insurance. He received his M.B.A. in Finance and Marketing from Samford University and a B.S. and M.S. in Engineering from the University of Tennessee. Mr. Woods brings to the board many years of financial, management and marketing experience in the health care industry.  Mr. Woods, an independent director and financial expert, has served as an independent director of other public entities and provides the board with diversified experiences in industries that other board members do not possess.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file.  During fiscal 2010, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge.

Item 11.  Compensation of Directors and Executive Officers.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2010 and 2009 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 20010; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2010 with compensation during fiscal year ended 2010 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2010.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)
Morry F. Rubin	2009	$1.00	$-0-	$-0-	$424	$-0-	$-0-	$18,000	$18,425
Chief Executive Officer (4)	2010	$1.00	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000	$18,001

Brad Bernstein	2009	$246,538	$-0-	$-0-	$622	$-0-	$-0-	$12,000	$259,160
President	2010	$240,000	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000	$252,000
________________

(1)
FAS 123R requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description FAS 123R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2010 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Morry F. Rubin	650,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	- 0 -	.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	950,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
N/A – Not applicable.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	2011 Annual Salary(1)	Bonus (2)
Morry F. Rubin	Chief Executive Officer	$1 (1)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.

Brad Bernstein	President	$240,000 (2)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.
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

On January 31, 2007, we entered into a then three-year employment agreement with Morry F. Rubin (“M. Rubin”) to retain his services as Co-chairman and Chief Executive Officer. We entered into a then three-year employment agreement to retain the services of Brad Bernstein (“Bernstein”) as President. The following summarizes the employment agreements of M. Rubin and Bernstein, who are individually referred to as “Executive” and collectively as “Executives.”

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

•
The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. On December 2, 2010, each Agreement renewed for one additional year through the close of business on January 31, 2012;

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

DIRECTOR COMPENSATION

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. The chairman of each committee that is formed by us at a later date will be entitled to an annual fee of $6,500 and each non-executive director will receive an annual fee of $6,500 as a member of the Board, a fee of $1,000 per Board or Committee meeting (or consent in lieu of a meeting), and an activity fee of $1,000 per day for services rendered by the Board member. George Rubin is receiving the same health and dental insurance benefits as those provided to our executive officers to the extent permitted by the rules and regulations applicable thereto and an additional medical reimbursement of up to $25,000 per annum. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On January 31, 2007, we established a stock option plan and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. On the same date, we also granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank Delape, a former director, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2010.  Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or compensation committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

2010 Compensation

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2010.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Kenneth Smalley, Director	$8,500	$	- 0-	$-0-	$-0-	$-0-	$-0-	$8,500

George Rubin, Director (4)	$8,500		$-0-	$-0-	$-0-	$-0-	$-0-	$8,500

E. Anthony Woods, Director	$8,500		$-0-	$390	$-0-	$-0-	$-0-	$8,890

(1)
FAS 123R requires the company to determine the overall full grant date fair market value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option.  For a description FAS 123 R and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-SB/A.

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

The following table shows the amounts that have been granted under the Plan as of  December 31, 2010:

2007 Omnibus Equity Compensation Plan
Name and Position	Dollar Value ($)		Number of Options

Morry R. Rubin, Chief Executive Officer (2)	-0-	(1)	900,000

Brad Bernstein, President (2)	-0-	(1)	1,200,000

Executive Group (two persons) (2)	-0-	(1)	2,100,000

Non-Executive Director Group (two persons) (2)	-0-	(1)	280,000

Non-Executive Officer Employee Group (four persons)	-0-	(1)	60,000
    ______________

(1)	The dollar value of these options is based upon the fair market value of our common stock as of the close of business on December 21, 2010, less the exercise price of each respective option.

(2)
We have a stock option plan covering 4,200,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share and granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank DeLape, a former director, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2010.

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

Effects of Termination of Service with our Company

Generally, unless provided otherwise in the Grant Instrument, the right to exercise any option or SAR (described below) terminates ninety (90) days following termination of the participant’s relationship with the Company for reasons other than death, disability or termination for “cause” as defined in the Plan. If the participant’s relationship with us terminates due to death or disability, unless provided otherwise in the Grant Instrument, the right to exercise an option or SAR will terminate the earlier of one year following such termination or the original expiration date. If the participant’s relationship with us is terminated for “cause” any option or SAR not already exercised will automatically be forfeited as of the date such termination.

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

Change of Control of the Company

In the event of a Change of Control, as that term is defined in the Plan, of our Company, the Committee has discretion to, among other things, accelerate the vesting of outstanding grants, cashout outstanding grants or exchange outstanding grants for similar grants of a successor company. A Change of Control of our Company will be deemed to have taken place upon the:

●	the acquisition by any person of direct or indirect ownership of securities representing more than 50% of the voting power of our then outstanding stock;
●
a consolidation or merger of our Company resulting in the stockholders of the Company immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event;

●	the sale of substantially all of our assets; or
●	The liquidation or dissolution of our Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 14, 2011, we have 18,634,369 shares of Common Stock and 376,387 shares of Series 1 Preferred Stock issued and outstanding.  In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into only 5.0 common shares.  Accordingly, the 376,387 shares of Series 1 Preferred Stock are convertible into 1,881,935 shares of Common Stock with the equivalent voting rights of 2,178,145 common shares   The following table sets forth information regarding the economic ownership of our company Common Stock by:

●	each of our stockholders who is known by us to beneficially own more than 5% of our common stock;
●	each of our executive officers; and
●	each of our directors.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Morry F. Rubin (1)	5,821,340	28.8

George Rubin (1)	3,987,840	21.4

Ilissa and Brad Bernstein (2)	3,200,000	15.5

E. Anthony Woods (4)	100,000	.5

Kenneth Smalley (3)	180,000	1.0

All officers and directors as a group (five persons) (5)	13,027,180	60.0

Buechel Family Ltd Partnership (6)	1,251,785	6.7

Buechel Patient Care Research & Education Fund (6)	1,251,785	6.7

Marc Malaga	2,205,100	11.8

*	Represents less than 1% of the outstanding shares.
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
(6)
This person beneficially owns 31,812 shares of Series 1 Preferred Stock convertible into159,050 shares of Common Stock, with the voting rights of 184,118 shares. Each beneficial owner has the right to vote at each stockholder meeting the equivalent of 1,276,840 shares of Common Stock. These beneficial owners are under common control of Frederick Buechel.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of  December 31, 2010 and relates to our 2007 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)
Equity Compensation Plans	2,440,000	$1.12	1,560,000

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

Recent Developments

The information contained under "Recent Developments" under "Item 1" is incorporated herein by reference.

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

Item 14.        Principal Accountant Fees and Services.

Audit Fees

During fiscal 2009, the aggregate fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP (the “Independent Auditors”) for the 2009 audit of the Company's annual consolidated financial statements totaled approximately $55,000.  On October 26, 2010, Scott and Company LLP became the Company's independent auditors.   No fees were paid to Scott and Company LLP for the 2010 annual audit in 2010.

Financial Information Systems Design and Implementation Fees

During 2010 and 2009, there were $-0- in fees billed for professional services by Cherry, Bekaert & Holland, LLP and Scott and Company LLP, rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2010, there were $7,741 and $17,000 in fees billed for professional services rendered by Scott and Company, LLP and Cherry, Bekaert & Holland, LLP, respectively, for review of the Company’s quarterly filings with the Securities and Exchange Commission.  During fiscal 2009, there were $58,416 in fees billed for professional services rendered by Cherry, Bekaert & Holland, LLP, for review of the Company's quarterly filings with the Commission.

Item 15.        Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2010 and 2009:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Notes to Financial Statements

Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2).
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Rescission Agreement dated October 6, 2010 by and among Michael P. Hilton, John A. McNiff, III, and Anchor Funding Services, Inc. and exhibits thereto. (5).
10.23	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC. (5)
10.24	First Amendment To Factoring Agreement*
21.1	Subsidiaries of Registrant listing state of incorporation*
31.1	Rule 13a-14(a) Certification – Chief Executive Officer *
31.2	Rule 13a-14(a) Certification – Chief Financial Officer *
32.1	Section 1350 Certification – Chief Executive Officer *
32.2	Section 1350 Certification – Chief Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (4)
99.4	Press Release - 2010 Results of Operations *

 _____________
*  Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).
(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event - December 4, 2009).
(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event - November 30, 2009).
(4)	Incorporated by reference to Form 10-K for its fiscal year ended December 31, 2009.
(5)	Incorporated by reference to Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).

(b)	Financial Statement Schedules

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
April 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brad Bernstein	President and Chief Financial Officer	April 1, 2011
Brad Bernstein

/s/ Morry F. Rubin	Chief Executive Officer Director and	April 1, 2011
Morry F. Rubin	Co-Chairman of the Board

/s/ George Rubin	Co-Chairman of the Board	April 1, 2011
George Rubin

/s/ E. Anthony Woods	Director	April 1, 2011
E. Anthony Woods

/s/ Kenneth Smalley	Director	April 1, 2011
Kenneth Smalley

Morry F. Rubin, Brad Bernstein, George Rubin, E. Anthony Woods and Kenneth Smalley represent all the current members of the Board of Directors.