Form 10-Q
period 2011-03-31
Anchor Funding Services, Inc.
filed 2011-05-16
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2011

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

As of March 31, 2011, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,371 outstanding shares of Series 1 Preferred Stock convertible into 1,881,935 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash	$513,757	$163,320
Retained interest in purchased accounts receivable, net	7,236,420	7,641,953
Earned but uncollected fee income	151,242	203,068
Prepaid expenses and other	101,994	100,630
Total current assets	8,003,413	8,108,971

PROPERTY AND EQUIPMENT, net	17,141	18,998

SECURITY DEPOSITS	5,486	5,486

	$8,026,040	$8,133,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$5,469,636	$5,607,572
Accounts payable	128,807	58,386
Due to Lender	240,000	290,000
Accrued payroll and related taxes	58,117	55,555
Accrued expenses	53,346	73,102
Collected but unearned fee income	49,819	39,620
Total current liabilities	5,999,725	6,124,235

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,461,837	7,461,779
ACCUMULATED DEFICIT	(6,108,794)	(6,125,831)
	2,026,315	2,009,220

	$8,026,040	$8,133,455

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31,

	(Unaudited)	(Unaudited)
	2011	2010
FINANCE REVENUES	$587,292	$453,352
INTEREST EXPENSE - financial institution	(148,594)	(123,102)
INTEREST EXPENSE - related party	(2,240)	(1,926)

NET FINANCE REVENUES	436,458	328,324
BENEFIT FOR CREDIT LOSSES	32	1,298

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	436,490	329,622

OPERATING EXPENSES	415,453	443,694

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	21,037	(114,072)

INCOME TAXES	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	21,037	(114,072)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4,000)	38,548

NET INCOME (LOSS)	17,037	(75,524)

LESS: NONCONTROLLING INTEREST SHARE	-	16,087

CONTROLLING INTEREST SHARE	17,037	(91,611)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$17,037	$(91,611)

BASIC EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$-	$(0.01)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$-	$(0.01)

DILUTED EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$-	$(0.01)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,763,618	15,176,359
Dilutive	20,572,341	15,176,359

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2011

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2010 (audited)	$671,409	$1,863	$7,461,779	$(6,125,831)	$2,009,220

Provision for compensation expense related to issued stock options	-	-	1,189	-	1,189

Benefit for compensation expense related to expired stock options	-	-	(1,131)	-	(1,131)

Net income	-	-	-	17,037	17,037

Balance, March 31, 2011 (unaudited)	$671,409	$1,863	$7,461,837	$(6,108,794)	$2,026,315

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income (loss)	$21,037	$(114,072)
Income (loss) from discontinued operations	(4,000)	38,548
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,043	16,976
Compensation expense related to issuance of stock options	58	7,010
Increase in retained interest in purchased
accounts receivable	405,533	12,421
Increase in earned but uncollected	51,826	28,403
Decrease (increase) in prepaid expenses and other	(1,364)	16,405
Increase in accounts payable	70,421	86,278
Increase in accrued payroll and related taxes	2,562	23,494
Decrease in collected but not earned	10,199	(7,134)
(Decrease) in accrued expenses	(19,756)	(49,646)
Net cash provided by operating activities - continuing operations	541,559	58,683
Net cash used in operating activities - discontinued operations	-	(2,084,462)
Net cash provided by (used in) operating activities	541,559	(2,025,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,186)	(8,162)
Net cash used in investing activities - continuing operations	(3,186)	(8,162)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(3,186)	(8,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments to) financial institution, net	(137,936)	(334,901)
(Repayments to) proceeds from lender	(50,000)	175,000
Net cash provided by financing activities - continuing operations	(187,936)	(159,901)
Net cash provided by financing activities - discontinued operations	-	2,006,025
Net cash (used in) provided by financing activities	(187,936)	1,846,124

INCREASE (DECREASE) IN CASH	350,437	(187,817)

CASH, beginning of period	163,320	453,880

CASH, end of period	$513,757	$266,063

The accompanying notes to the consolidated financial statements are an integral part of these statements.

           ANCHOR FUNDING SERVICES, INC.
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)

The Consolidated Balance Sheet as of March 31, 2011, the Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2011 and 2010 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2010.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations and the consolidated statements of cash flows  for the three months ended March 31, 2010 reflect the historical operations of Brookridge as discontinued operations. The 2010 consolidated balance sheet contains amounts attributable to Brookridge which are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations which has caused certain reclassifications within the financial statements and related footnotes. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months ended March 31, 2010.

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

For both Fixed and Variable Transaction fees, the Company recognizes revenue by using one of two methods depending on the type   ofcustomer.  For new customers the Company recognizes revenue using the cost recovery method.  For established customers the Company recognizes revenue using the accrual method.

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

Management considered approximately $80,500 of their March 31, 2011 and December 31, 2010 retained interest in purchased accounts receivable to be uncollectible.

 Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $159,000. None of this amount was related to a certain client that seasonally receives payments from its customers from October through January each year.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $58,000 and $67,000 for the quarters ended March 31, 2011 and 2010, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending March 31, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarter ending March 31, 2010 there was a loss from continuing operations.

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

See Note 8 for the impact on the operating results for the three months ended March 31, 2011 and 2010.

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

For the three months ended March 31, 2011 and 2010,  the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary a Scope Clarification”. ASU 2010-02 addresses implementation issues related to the changes in ownership provisions of the Codification. It establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-02 was effective for us on January 1, 2010. We adopted this guidance during 2010. See also Note 1  to the Consolidated Financial Statements.

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

In September 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, except for the disclosures regarding the activity during a reporting period which  became effective January 1, 2011. Adoption of the pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statement disclosures.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	March 31, 2011	December 31, 2010
Purchased accounts receivable outstanding	$8,995,596	$9,447,586
Purchase order advances	209,529	29,883
Reserve account	(1,888,205)	(1,755,016)
Allowance for uncollectible invoices	(80,500)	(80,500)
	$7,236,420	$7,641,953

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	March 31, 2011	December 31, 2010
Staffing	$510,717	$471,612
Transportation	2,142,938	1,632,265
Publishing	-	1,463,411
Construction	5,218	5,218
Service	4,086,233	3,651,815
Other	571,814	498,132
	$7,316,920	$7,722,453

Total purchased invoices were as follows:
	For the quarters ended March 31,
	2011	2010
Purchased invoices	$20,574,194	$17,288,547
Purchase order advances	948,815	-
	$21,523,009	$17,288,547

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2011	December 31, 2010
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	157,152	153,966
		201,883	198,697
Less: accumulated depreciation		(184,742)	(179,699)

		$17,141	$18,998

Depreciation expense was $5,043 and $10,490 for the quarters ended March 31, 2011 and 2010, respectively.

5.  DUE TO FINANCIAL INSTITUTION:

On, November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility is based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor pays .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances is paid monthly at the Prime Rate plus 2.0%.  Anchor pays the financial institution various other monthly fees as defined in the agreement. The agreement requires that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement are partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee is $250,000 each.  On February 10, 2011, Anchor’s agreement with this financial institution was amended such that beginning February 10, 2011 Anchor would no longer pay discount fees and Anchor would pay interest on advances at the Prime Rate plus 8.0%  through November 30, 2011 and at the Prime Rate plus 9.0% thereafter. Anchor owed this financial institution $5,469,636 as of March 31, 2011 and $5,607,572 as of December 31, 2010.

The agreement automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. The agreement will expire November 30, 2011.

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

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of March 31, 2011 and December 31, 2010 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2010	376,371	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-

Balance March 31, 2011	376,371	18,634,369
7. RELATED PARTY TRANSACTION:

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

Michael P. Hilton and John A. McNiff III, each co-president of an 80% owned subsidiary, Brookridge, each purchased a ten percent interest in Brookridge at a cost of $150,000 and each agreed to guarantee repayment of the Lender's Credit Facility up to an amount equal to $300,000.  At Closing, the company entered into employment agreements with Hilton and McNiff and granted each ten year options to purchase 112,500 shares of our common stock at an exercisable price of $1.00 per share. On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, the employment agreements with Hilton and McNiff and their options were terminated. See Note 14 “Acquisition and Discontinued Operations.”

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility. The Promissory Note was to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans were payable on demand and accrued interest at 20% per annum. This note was subsequently replaced by the Promissory Note described below.

On April 26, 2011, the Board of Directors approved and Anchor Funding Services, Inc. ("Anchor") entered into a Promissory Note for up to $2 million from MGM Funding, LLC. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility with a senior lender, which requires funds employed to be no less than $5,000,000 before Anchor may borrow funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties, described above.. This facility will supplement Anchor's $7 Million (which is expandable to $9 Million) credit line with a senior lender. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20.0%) per annum. Anchor owed $240,000 and $290,000 to MGM as of March 31, 2011 and December 31, 2010, respectively. Anchor paid $2,240 and $1,926 of interest to MGM for the three months ended March 31, 2011 and 2010, respectively.

8. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

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

The following summarizes B. Bernstein’s employment agreement and stock options:

The employment agreement with B. Bernstein currently retains his services as President for a three-year period through January 31, 2012.

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

On December 4, 2009, Anchor Funding Services, Inc., entered into an Asset Purchase Agreement with Brookridge Funding, LLC providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business.  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, Brookridge entered into five year employment contracts and ten year stock option agreements with Michael Hilton and John McNiff, each in the amount of 112,500 shares, each as Co-President of Brookridge. On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, the employment agreements with Hilton and McNiff and their options were terminated. See Note 14 “Acquisition and Discontinued Operations.”

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

The following table summarizes information about stock options as of March 31, 2011:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,885,000	6 years	1,883,750
$1.00	45,000	8 years	17,500
$0.62	500,000	8 years	500,000
	2,430,000		2,401,250

The Company recorded the issuance of these options in accordance with ASC 718. The following information was input into a Black Scholes option pricing model.

Exercise price	$0.62 to $1.25
Term	10 years
Volatility	.85 to 2.50
Dividends	0%
Discount rate	2.82% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending March 31, 2011 and 2010 was as follows:
	2011	2010

Fully vested stock options	$-	$-
Unvested portion of stock options	1,189	7,011
	1,189	7,011
Benefit for expired stock options	1,131	-
(Benefit) provision, net	$58	$7,011

9. WARRANTS

In March, 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of March 31, 2011:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 year	1,342,500
$1.00	2,000,004	9 years	2,000,004

10.  CONCENTRATIONS:
Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the three months ending March 31,
	2011	2010
Staffing	$34,081	$63,334
Transportation	162,765	145,845
Service	300,725	233,960
Other	36,369	10,213
Publishing	53,352	-
	$587,292	$453,352

Major Customers –The  Company’s largest customer by revenues was a publishing company which accounted for 9% of its revenues for the three months ended March 31, 2011. In March 2011, this customer paid all of its fees and obligations to the Company and no longer required the Company’s services. The Company had no customers for the three months ended March 31, 2010 which represented 10% or more of its revenues.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts and provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.   During the quarter ended March 31, 2011, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of March 31, 2011, the Company had approximately $56,000 on deposit which exceed these insured amounts.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

	For the three months ending March 31,
	2011	2010
To a financial institution	$146,989	$123,102
To a related party	2,240	1,926
Total	$149,229	$125,028

Non-cash financing and investing activities consisted of the following:

For the three months ending March 31, 2011

None.
For the three months ending March 31, 2010

None.
12.  INCOME TAXES:

As of December 31, 2010, the Company had approximately $4.4 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2021 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2011 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

13. COMMITMENTS AND CONTINGENCIES:

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

The rental expense for the three months ended March 31, 2011 and 2010 was approximately $10,950 and $10,959, respectively.

Contingencies

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and was included in discontinued operations for the year ended December 31, 2010. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. As of May12, 2011, the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2010 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

14. ACQUSITION AND DISCONTINUED OPERATIONS:

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

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Our Brookridge operations have been reclassified as discontinued operations in Consolidated Financial Statements for three months ended March 31, 2010. The following is a summary of the operating results of our discontinued operations:

Three Months Ended
March 31, 2010

Net finance revenues	$348,667
Net income	$38,548

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2010. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2010 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months ended March 31, 2010.

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

For both Fixed and Variable Transaction fees, the Company recognizes revenue by using one of two methods depending on the type ofcustomer.  For new customers the Company recognizes revenue using the cost recovery method.  For established customers the Company recognizes revenue using the accrual method.

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

 Management considered approximately $80,500 of their March 31, 2011 and December 31, 2010 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $159,000. None of this amount was related to a certain client that seasonally receives payments from its customers from October through January each year.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $58,000 and $67,000 for the quarters ended March 31, 2011 and 2010, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending March 31, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarter ending March 31, 2010 there was a loss from continuing operations.

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

See Note 8 for the impact on the operating results for the three months ended March 31, 2011 and 2010.

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

For the three months ended March 31, 2011 and 2010, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Finance revenues from continuing operations increased 29.5% for the three months ended March 31, 2011 to $587,292 compared to $453,352 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in business from existing clients and new clients.

The Company had interest expense from continuing operations of $150,834 for the three months ended March 31, 2011 compared to interest expense of $125,028 for the three months ended March 31, 2010. This change is primarily the result of the Company’s using its cash and borrowing more on its line of credit to fund its purchasing of clients’ accounts receivable.

Operating expenses from continuing operations for the three months ended March 31, 2011 were $415,453 compared to $443,694 for the three months ended March 31, 2010, a 6.4% decrease.  This decrease is attributable to a decrease in various expenses for the quarter ending March 31, 2011.

The combination of reduced operating expenses and increased finance revenues resulted in net income from continuing operations for the three months ended March 31, 2011 of $21,037 compared to a net loss of $(114,072) for the three months ended March 31, 2010.

The following table compares the operating results for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Finance revenues	$587,292	$453,352	$133,940	29.5
Interest income (expense), net and commissions	(150,834)	(125,028)	(25,806)	20.6
Net finance revenues	436,458	328,324	108,134	32.9
(Provision) Benefit for credit losses	32	1,298	(1,266)	(97.5)
Finance revenues, net of interest expense and credit losses	436,490	329,622	106,868	32.4
Operating expenses	415,453	443,694	(28,241)	(6.4)
Net income (loss) from continuing operations before income taxes	21,037	(114,072)	135,109	-
Income tax (provision) benefit:	-	-	-	-
Income (loss) from continuing operations	21,037	(114,072)	135,109	-
Income (loss) from discontinued operations	(4,000)	38,548	(42,548)	-
Net income (loss)	17,037	(75,524)	92,561	-
Less: Noncontrolling interest share	-	16,087	(16,087)	-
Controlling interest share	$17,037	$(91,611)	$108,648	-

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $541,559 for the three months ended March 31, 2011 and was primarily due to cash provided by operating assets,  and collections on  accounts receivable.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash provided by operating activities was $58,683 for the three months ended March 31, 2010 and was due to increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses that were primarily the result of timing of payments and receipts. Net cash used in operating activities from discontinued operations was $2,084,462 for the three months ended March 31, 2010.

Cash Flows from Investing Activities

For the three months ended March 31, 2011, net cash used in investing activities was $3,186 for the purchase of property and equipment.

For the three months ended March 31, 2010 net cash used in investing activities was $8,162 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $187,936 and $159,901 for the three months ended March 31, 2011 and 2010, respectively, and was primarily due to repayments on borrowings from a financial institution and lender. Net cash used in financing activities from discontinued operations was $2,006,025 for the three months ended March 31, 2010.

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

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility. The Promissory Note was to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans were payable on demand and accrued interest at 20% per annum. This note was subsequently replaced by the Promissory Note described below.

On April 26, 2011, the Board of Directors approved and Anchor Funding Services, Inc. ("Anchor") entered into a Promissory Note for up to $2 million from MGM Funding, LLC. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility with a senior lender, which requires funds employed to be no less than $5,000,000 before Anchor may borrow funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties, described above.. This facility will supplement Anchor's $7 Million (which is expandable to $9 Million) credit line with a senior lender. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20.0%) per annum. At March 31, 2011, Anchor owed $240,000 to MGM and $290,000 to MGM as of December 31, 2010. Anchor paid $2,240 of interest to MGM for the three months ended March 31, 2011 and $1,926 of interest to MGM for the three months ended March 31, 2010.

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

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and is included in discontinued operations. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. As of May 12, 2011, the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2010 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

Item 1A.	Risk Factors:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)   For the three months ended March 31, 2011, there were no sales of unregistered securities.

 (b)                        Rule 463 of the Securities Act is not applicable to the Company.

(c)   In the three months ended March 31, 2011, there were no repurchases by the Company of its Common  Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	REMOVED AND RESERVED:

.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                      EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Rescission Agreement and Exhibits Thereto (5)
10.23	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.24 10.25	First Amendment to Factoring Agreement (6) Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares
99.4	Press Release - Results of Operations - First Quarter 2011 *
_____________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event - April 26, 2011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: May 16, 2011	By:	/s/ Morry F. Rubin
Morry F. Rubin
Principal Executive Officer

Date: May 16, 2011	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Financial Officer