Form 10-Q
period 2011-06-30
Anchor Funding Services, Inc.
filed 2011-08-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such file). Yes [ X  ]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of August 5, 2011, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,881,935 shares of Common Stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumptions and describe our future plans, strategies and expectations, may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for commercial, mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	June 30,	December 31,
	2011	2010
CURRENT ASSETS:
Cash	$248,476	$163,320
Retained interest in purchased accounts receivable, net	6,127,957	7,641,953
Earned but uncollected fee income	153,217	203,068
Prepaid expenses and other	78,006	100,630
Total current assets	6,607,656	8,108,971

PROPERTY AND EQUIPMENT, net	13,206	18,998

SECURITY DEPOSITS	5,486	5,486

	$6,626,348	$8,133,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$4,232,268	$5,607,572
Accounts payable	53,409	58,386
Due to Lender	-	290,000
Accrued payroll and related taxes	49,120	55,555
Accrued expenses	32,780	73,102
Collected but unearned fee income	57,773	39,620
Total current liabilities	4,425,350	6,124,235

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of $ 1,209,383
	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,463,026	7,461,779
ACCUMULATED DEFICIT	(5,935,300)	(6,125,831)
	2,200,998	2,009,220

	$6,626,348	$8,133,455

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ending June 30,		(Unaudited) For the six months ending June 30,
	2011	2010	2011	2010
FINANCE REVENUES	$731,848	$648,230	$1,319,140	$1,101,582
INTEREST EXPENSE - financial institution	(138,693)	(174,831)	(287,287)	(297,933)
INTEREST EXPENSE - related party	(14,429)	(50,295)	(16,669)	(52,221)

NET FINANCE REVENUES	578,726	423,104	1,015,184	751,428
(PROVISION) BENEFIT FOR CREDIT LOSSES	(207)	(383)	(175)	915

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	578,519	422,721	1,015,009	752,343

OPERATING EXPENSES	405,025	430,470	820,478	874,164

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	173,494	(7,749)	194,531	(121,821)

INCOME TAXES	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	173,494	(7,749)	194,531	(121,821)

LOSS FROM DISCONTINUED OPERATIONS	-	(691,233)	(4,000)	(652,685)

NET INCOME (LOSS)	173,494	(698,982)	190,531	(774,506)

LESS: NONCONTROLLING INTEREST SHARE	-	(135,736)	-	(119,649)

CONTROLLING INTEREST SHARE	173,494	(563,246)	190,531	(654,857)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDER	$173,494	$(563,246)	$190,531	$654,857)

BASIC EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.01	$-	$0.01	$(0.01)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(0.03)	-	(0.03)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$(0.03)	$0.01	$(0.04)

DILUTED EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.01	$-	$0.01	$(0.01)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(0.03)	-	(0.03)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$(0.03)	$0.01	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,763,618	18,580,271	17,763,618	16,887,718
Dilutive	20,572,341	18,580,271	20,572,341	16,887,718

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2011

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2010	$671,409	$1,863	$7,461,779	$(6,125,831)	$2,009,220

Provision for compensation expense related to issued stock options	-	-	2,378	-	2,378

Benefit for compensation expense related to expired stock options	-	-	(1,131)	-	(1,131)

Net income	-	-	-	190,531	190,531

Balance, June 30, 2011 (unaudited)	$671,409	$1,863	$7,463,026	$(5,935,300)	$2,200,998

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income (loss)	$194,531	$(121,821)
Loss from discontinued operations	(4,000)	(652,685)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,181	20,422
Net compensation expense related to issuance of stock options	1,247	14,016
Allowance for uncollectible accounts
(Increase) decrease in retained interest in purchased
accounts receivable	1,513,996	(3,672,477)
Decrease (increase) in earned but uncollected	49,851	(66,304)
Decrease (increase) in prepaid expenses and other	22,624	11,399
(Decrease) increase in accounts payable	(4,977)	52,735
(Decrease) increase in accrued payroll and related taxes	(6,435)	39,651
Increase (decrease) in collected but not earned	18,153	(2,215)
Decrease in accrued expenses	(40,322)	(67,984)
Net cash provided by (used in) operating activities - continuing operations	1,754,849	(4,445,263)
Net cash provided by operating activities - discontinued operations	-	175,546
Net cash provided by (used in) operating activities	1,754,849	(4,269,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,389)	(1,675)
Net cash used in investing activities - continuing operations	(4,389)	(1,675)
Net cash used in investing activities	(4,389)	(1,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments to) proceeds from financial institution, net	(1,375,304)	1,786,919
(Payments to) proceeds from lender	(290,000)	1,626,985
Net cash (used in) provided by financing activities - continuing operations	(1,665,304)	3,413,904
Net cash provided by financing activities - discontinued operations	-	471,607
Net cash (used in) provided by financing activities	(1,665,304)	3,885,511

INCREASE (DECREASE) IN CASH	85,156	(385,881)

CASH, beginning of period	163,320	453,880

CASH, end of period	$248,476	$67,999

The accompanying notes to the consolidated financial statements are an integral part of these statements.

   ANCHOR FUNDING SERVICES, INC.

Notes To Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2011 and 2010

(Unaudited)

The Consolidated Balance Sheet as of June 30, 2011, the Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2011, results of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2010.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (the “Company”) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations for the three and six months ended June 30, 2010 and the consolidated statements of cash flows for the six months ended June 30, 2010 reflect the historical operations of Brookridge as discontinued operations. The 2010 consolidated balance sheet contains amounts attributable to Brookridge which are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations which has caused certain reclassifications within the financial statements and related footnotes. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations for the three and six months ended June 30, 2010 and the consolidated statements of cash flows for the six months ended June 30, 2010 as discontinued operations.

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

Senior management reviews the status of uncollected purchased accounts receivable and purchase order advances monthly to determine if any are uncollectible.  The Company has a security interest in the accounts receivable and inventory purchased and, on a case-by-case basis, may have additional collateral.  The Company files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, the Company has various types of personal guarantees from their customers relating to the purchased accounts receivable and purchase order advances.

Management considered approximately $76,200 of their June 30, 2011 and $80,500 of their December 31, 2010 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $279,500.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $58,500 and $75,000 for the quarters ended June 30, 2011 and 2010, respectively, and $114,200 and $142,000 for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters and six months ending June 30, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants.

When there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the quarter and six months ending June 30, 2010 there was a loss from continuing operations.

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

See Note 8 for the impact on operating results for the three month and six months ended June 30, 2011 and 2010.

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

Income Taxes – The Company is a “C” corporation for income tax purposes.  In a “C” corporation income taxes are provided for the tax effects of transactions reported in the financial statements plus deferred income taxes related to the differences between financial statement and taxable income.

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

In July 2006, FASB issued guidance which clarifies the accounting for uncertain tax positions.  This guidance requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.

For the quarters and six months ended June 30, 2011 and 2010, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements – In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which was effective upon issuance. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 is changed to be effective for interim and annual periods ending after June 15, 2011. We assessed that ASU 2010-20 concerns disclosures only did  not have a material impact on our financial position or results of operations.

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

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	June 30, 2011	December 31, 2010
Purchased accounts receivable outstanding	$7,493,862	$9,447,586
Purchase order advances	121,840	29,883
Reserve account	(1,411,613)	(1,755,016)
Allowance for uncollectible invoices	(76,132)	(80,500)
	$6,127,957	$7,641,953

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	June 30, 2011	December 31, 2010
Staffing	$474,607	$471,612
Transportation	1,895,903	1,632,265
Publishing	-	1,463,411
Construction	5,218	5,218
Service	3,828,361	3,651,815
Other	-	498,132
	$6,204,089	$7,722,453

Total purchased invoices were as follows:

	For the three months ended, June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Purchased invoices	$20,920,248	$25,120,614	$41,109,126	$42,987,580
Purchase order advances	653,660	578,419	1,987,791	714,114
	$21,573,908	$25,699,033	$43,096,917	$43,701,694

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2011	December 31, 2010
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	158,355	153,966
		203,086	198,697
Less: accumulated depreciation		(189,880)	(179,699)

		$13,206	$18,998

Depreciation expense was $5,139 and $9,932 for the quarters ended June 30, 2011 and 2010, respectively and$10,181 and $20,422 for the six months ended June 30, 2011 and 2010, respectively.

5.  DUE TO FINANCIAL INSTITUTION:

On, November 30, 2009, Anchor entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility is based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor pays .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances is paid monthly at the Prime Rate plus 2.0%.  Anchor pays the financial institution various other monthly fees as defined in the agreement. The agreement requires that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement are partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee is $250,000 each.  On February 10, 2011, Anchor’s agreement with this financial institution was amended such that beginning February 10, 2011 Anchor would no longer pay discount fees and Anchor would pay interest on advances at the Prime Rate plus 8.0%  through November 30, 2011 and at the Prime Rate plus 9.0% thereafter. Anchor owed this financial institution $4,232,268 as of June 30, 2011 and $5,607,572 as of December 31, 2010.

The agreement automatically renews each year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. The agreement will expire November 30, 2011.

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

The shares issued for Series 1 Convertible Preferred Stock and Common Stock as of June 30, 2011 and December 31, 2010 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2010	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance June 30, 2011	376,387	18,634,369

7.  RELATED PARTY TRANSACTION:

On December 7, 2009, Brookridge Funding Services, LLC, the Company’s 80% owned subsidiary, acquired certain assets and accounts of Brookridge Funding, LLC. In connection with the closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC (“MGM”), a limited liability company owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender  provided a $3.7 million senior credit facility to Brookridge.  Morry F. Rubin is the managing member of MGM. Loans under the Credit Agreement were secured by all of Brookridge’s assets and were charged interest at a 20% annual rate. The Credit Agreement contained standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allowed the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral. On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, MGM terminated the Credit Agreement. See Note 14 “Acquisition and Discontinued Operations.”

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

Michael P. Hilton and John A. McNiff III, co-presidents of Brookridge, each purchased a ten percent interest in Brookridge at a cost of $150,000 and each agreed to guarantee repayment of the Lender's Credit Facility up to an amount equal to $300,000.  At Closing, the company entered into employment agreements with Hilton and McNiff and granted each ten year options to purchase 112,500 shares of our common stock at an exercisable price of $1.00 per share. On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, the employment agreements with Hilton and McNiff and their options were terminated. See Note 14 “Acquisition and Discontinued Operations.”

On March 23, 2010, upon approval of the Board of Directors (the “Board”) Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility. The Promissory Note was to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans were payable on demand and accrued interest at 20% per annum. This note was subsequently replaced by the Promissory Note described below.

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility with a senior lender, which requires funds employed to be no less than $5,000,000 before Anchor may borrow funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties, described above.. This facility will supplement Anchor's $7 Million (which is expandable to $9 Million) credit line with a senior lender. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20.0%) per annum. Anchor owed $0 and $290,000 to MGM as of June 30, 2011 and December 31, 2010, respectively. Anchor paid $14,429 and $50,295 of interest to MGM for the three months ended June 30, 2011 and 2010, respectively, and $16,669 and $52,221 of interest for the six months ended June 30, 2011 and 2010, respectively.

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

On December 4, 2009, the Company entered into an Asset Purchase Agreement with Brookridge providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business.  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, Brookridge entered into five year employment contracts and ten year stock option agreements with Michael Hilton and John McNiff, each in the amount of 112,500 shares, each as Co-President of Brookridge. On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, the employment agreements with Hilton and McNiff and their options were terminated. See Note 14 “Acquisition and Discontinued Operations.”

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

The following table summarizes information about stock options as of June 30, 2011:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,885,000	6 years	1,883,750
$1.00	45,000	8 years	17,500
$0.62	500,000	8 years	500,000
	2,430,000		2,401,250

The Company recorded the issuance of these options in accordance with ASC 718. The following information was input into BSM.

Exercise price	$0.62 to $1.25
Term	10 years
Volatility	.85 to 2.50
Dividends	0%
Discount rate	2.82% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending June 30, 2011 and 2010 was as follows:
	2011	2010

Fully vested stock options	$-	$-
Unvested portion of stock options	2,378	14,016
	2,378	14,016
Benefit for expired stock options	(1,131)	-
Provision, net	$1,247	$14,016

9. WARRANTS

In March, 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into BSM to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

 The following table summarizes information about stock warrants as of June 30, 2011:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 year	1,342,500
$1.00	2,000,004	9 years	2,000,004
	3,342,504		3,342,504

10.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

	For the quarters ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Transportation	$181,669	$199,417	$327,511	$332,219
Staffing	34,806	42,930	70,350	94,314
Service	417,315	278,850	697,572	503,514
Other	98,058	19,896	134,287	28,513
Publishing	-	107,137	89,420	143,022
	$731,848	$648,230	$1,319,140	$1,101,582

Major Customers – For the three and six months ended June 30, 2011, the Company’s largest customer by revenues was a distributor of computers which accounted for approximately 13.2% and 9.8% of its revenues, respectively. In June, 2011, this customer terminated its agreement early with the Company and paid all of its fees and obligations to the Company, including a $55,000 early termination fee.

For the three and six months ended June 30, 2011, the Company's also funded an importer of auto parts which accounted for approximately 10.4% and 8.2% of its revenues, respectively.

For the three and six months ended June 30, 2010, the Company’s largest customer by revenues was a publishing company which accounted for approximately 16.5% and 13.0% of its revenues, respectively. In March 2011, this customer paid all of its fees and obligations to the Company and no longer required the Company’s services.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts and provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.   During the quarter ended June 30, 2011, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of June 30, 2011, the Company did not have amounts on deposit which exceeded these insured amounts.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

	For the six months ending June 30,
	2011	2010
To a financial institution	$288,437	$298,939
To a related party	16,669	52,221
Total	$305,106	$351,160

12.  INCOME TAXES:

As of December 31, 2010, the Company had approximately $4.4 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2021 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2011 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

13. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, and Boca Raton, FL.  All lease agreements are with unrelated parties.

There are two Charlotte leases for adjoining spaces that expire on May 31, 2012 and may be renewed for an additional year.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,313.

The rental expense for the six months ended June 30, 2011 and 2010 was approximately $21,880 and $21,917, respectively.

Contingencies

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating a legal proceeding in which we would be named as a party.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and was included in discontinued operations for the year ended December 31, 2010. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. As of May 12, 2011, the Company has recouped a total of $177,000 of the $650,000 credit loss. Anchor is currently pursuing all collection remedies and on October 22, 2010 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The complaint is demanding principal of approximately $485,000 plus interest and damages.

14. ACQUSITION AND DISCONTINUED OPERATIONS:

On December 4, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Brookridge Funding, LLC (the “Seller”) providing for the acquisition of certain assets and accounts of Seller’s purchase order finance business (the “Acquired Business”).  The closing of the acquisition took place on December 7, 2009.  In connection with the transaction, the Company and Seller’s principals invested $1.5 million in Brookridge which operated the Acquired Business.  The purchase price for the Acquired Business was $2,389,824 representing the fair market value of the Acquired Business’s purchased accounts receivable and purchase order advances.

Since the purchase price equaled the fair market value of the net assets acquired, no Goodwill was recorded for the initial transaction.

For five years, the Seller was to receive 20% of Brookridge’s net operating income, paid quarterly, up to a total of $800,000. Based on discounted cash flow and net present value analyses, the Company recorded $480,000 of Goodwill and Intangibles and a corresponding liability in connection with contingent payments due to the Seller.

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Our Brookridge operations have been reclassified as discontinued operations in Consolidated Financial Statements for three months and six months ended June 30, 2011. The following is a summary of the operating results of our discontinued operations:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Net finance revenues	$-	$-
Net loss	$-	$(4,000)

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months and six months ended June 30, 2011.

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

Management considered approximately $76,200 of their June 30, 2011 and $80,500 of their December 31, 2010 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $279,500. None of this amount was related to a certain client that seasonally receives payments from its customers from October through January each year.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $58,500 and $75,000 for the quarters ended June 30, 2011 and 2010, respectively and $114,200 and $142,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending June 30, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants. For the six months ending June 30, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants.

 Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the three months and six months ending June 30, 2010 there was a loss from continuing operations.

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

 See Note 8 for the impact on the operating results for the three and six months ended June 30, 2011 and 2010.

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

For the three and six months ended June 30, 2011 and 2010, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Finance revenues from continuing operations increased 12.9% for the three months ended June 30, 2011 to $731,848 compared to $648,230 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in business from existing clients and new clients.

The Company had interest expense from continuing operations of $153,122 for the three months ended June 30, 2011 compared to interest expense of $225,126 for the three months ended June 30, 2010. This change is the result of a number of factors including (i) the Company borrowing less from a related party (see Note 7), (ii) the Company using its own capital received from the Brookridge Rescission (See Note 14) to fund factoring and purchase order transactions and (iii) the decrease in rate of the Company’s Credit Facility from a financial institution (see Note 5).

Operating expenses from continuing operations for the three months ended June 30, 2011 were $405,025 compared to $430,470 for the three months ended June 30, 2010, a 5.9% decrease.  This decrease is attributable to a decrease in various expenses for the quarter ending June 30, 2011.

The combination of reduced operating expenses and interest expense and increased finance revenues resulted in net income from continuing operations for the three months ended June 30, 2011 of $173,494 compared to a net loss of $(7,749) for the three months ended June 30, 2010.

The following table compares the operating results for the three months ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Finance revenues	$731,848	$648,230	$83,618	12.9
Interest income (expense), net and commissions	(153,122)	(225,126)	72,004	(32.0)
Net finance revenues	578,726	423,104	155,622	36.8
Provision for credit losses	(207)	(383)	176	(46.0)
Finance revenues, net of interest expense and credit losses	578,519	422,721	155,798	36.9
Operating expenses	405,025	430,470	(25,445)	(5.9)
Net income (loss) from continuing operations before income taxes	173,494	(7,749)	181,243	-
Income tax (provision) benefit:	-	-	-	-
Income (loss) from continuing operations	173,494	(7,749)	181,243	-
Loss from discontinued operations	-	(691,233)	691,233	-
Net income (loss)	173,494	(698,982)	872,476	-
Less: Noncontrolling interest share	-	(135,736)	135,736	-
Controlling interest share	$173,494	$(563,246)	$736,740	-

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Finance revenues from continuing operations increased 19.7% for the six months ended June 30, 2011 to $1,319,140 compared to $1,101,582 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in business from existing clients and new clients.

The Company had interest expense from continuing operations of $303,956 for the six months ended June 30, 2011 compared to interest expense of $350,154 for the six months ended June 30, 2010. This change is the result of a number of factors including (i) the Company borrowing less from a related party (see Note 7), (ii) the Company using its own capital received from the Brookridge Rescission (See Note14) to fund factoring and purchase order transactions and (iii) the decrease in rate of the Company’s Credit Facility from a financial institution (see Note 5).

Operating expenses from continuing operations for the six months ended June 30, 2011 were $820,478 compared to $874,164 for the six months ended June 30, 2010, a 6.1% decrease.  This decrease is attributable to a decrease in various expenses for the quarter ending June 30, 2011.

The combination of reduced operating expenses  and interest expense and increased finance revenues resulted in net income from continuing operations for the six months ended June 30, 2011 of $194,531 compared to a net loss of $(121,821) for the six months ended June 30, 2010.

The following table compares the operating results for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Finance revenues	$1,319,140	$1,101,582	$217,558	19.7
Interest income (expense), net and commissions	(303,956)	(350,154)	46,198	(13.2)
Net finance revenues	1,015,184	751,428	263,756	35.1
(Provision) Benefit for credit losses	(175)	915	(1,090)	-
Finance revenues, net of interest expense and credit losses	1,015,009	752,343	262,666	34.9
Operating expenses	820,478	874,164	(53,686)	(6.1)
Net income (loss) from continuing operations before income taxes	194,531	(121,821)	316,352	-
Income tax (provision) benefit:	-	-	-	-
Income (loss) from continuing operations	194,531	(121,821)	316,352	-
Income (loss) from discontinued operations	(4,000)	(652,685)	648,685	(99.4)
Net income (loss)	190,531	(774,506)	965,037	-
Less: Noncontrolling interest share	-	(119,649)	119,649	-
Controlling interest share	$190,531	$(654,857)	$845,388	-

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,754,849 for the six months ended June 30, 2011 and was primarily due to our net income for the period and cash provided by operating assets, primarily from a decrease of $1,513,996 in purchased accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $(4,445,263) for the six months ended June 30, 2010 and was primarily due to cash used in acquiring operating assets, primarily to purchase accounts receivable. The increase in retained interest in purchased accounts receivable was $3,672,477. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts. Net cash provided by operating activities from discontinued operations was $175,546 for the six months ended June 30, 2010.

Cash Flows from Investing Activities

For the six months ended June 30, 2011, net cash used in investing activities was $4,389 for the purchase of property and equipment.

For the six months ended June 30, 2010 net cash used in investing activities was $1,675 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities (from continuing operations) was $1,665,304 for the six months ended June 30, 2011, and was primarily due to repayments on borrowings from a financial institution and lender.

Net cash provided by financing activities (from continuing operations) was $3,413,904 for the six months ended June 30, 2010, and was primarily due to proceeds from borrowings from a financial institution and lender.

Net cash provided by financing activities from discontinued operations was $471,607 for the six months ended June 30, 2010.

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

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility. The Promissory Note was to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender will only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor.  Anchor does not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans were payable on demand and accrued interest at 20% per annum. This note was subsequently replaced by the Promissory Note described below.

On April 26, 2011, the Board of Directors approved and the Company entered into a Promissory Note for up to $2 million from MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility with a senior lender, which requires funds employed to be no less than $5,000,000 before Anchor may borrow funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties, described above.. This facility will supplement Anchor's $7 Million (which is expandable to $9 Million) credit line with a senior lender. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20.0%) per annum. At June 30, 2011, Anchor owed $0 to MGM and $290,000 to MGM as of December 31, 2010. Anchor paid $14,429 of interest to MGM for the three months ended June 30, 2011 and $50,295 of interest to MGM for the three months ended June 30, 2010.

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

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and is included in discontinued operations. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. As of August 4, 2011 the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2010 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

Item 1A.	Risk Factors:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)   For the six months ended June 30, 2011, there were no sales of unregistered securities.

 (b)                        Rule 463 of the Securities Act is not applicable to the Company.

(c)   In the six months ended June 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	REMOVED AND RESERVED:

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                      EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)

10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25 10.26	First Amendment to Factoring Agreement (6) Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares
99.4	Press Release - Results of Operations - Second Quarter 2011 *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: August 15, 2011	By:	/s/ Morry F. Rubin
Morry F. Rubin
Principal Executive Officer

Date: Augus 15, 2011	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Financial Officer