Form 10-Q/A
period 2011-06-30
Anchor Funding Services, Inc.
filed 2011-09-08
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2011

Commission File Number: 0-52589

ANCHOR FUNDING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10801 Johnston Road. Suite 210 Charlotte, NC	28226
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to Anchor Funding Services, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.                      EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)

10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement (8)
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer(8)
31.2	Rule 13a-14(a) Certification – Principal Financial Officer (8)
32.1	Section 1350 Certification – Principal Executive Officer (8)
32.2	Section 1350 Certification – Principal Financial Officer (8)
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares
99.4	Press Release - Results of Operations - Second Quarter 2011 (8)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
___________________
*	Filed herewith.
Note: The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: September 7, 2011	By:	/s/ Morry F. Rubin
Morry F. Rubin
Principal Executive Officer

Date: September 7, 2011	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Financial Officer