Form 10-Q
period 2011-09-30
Anchor Funding Services, Inc.
filed 2011-11-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2011

Commission File Number: 0-52589

ANCHOR FUNDING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10801 Johnston Road. Suite 210 Charlotte, NC (Address of Principal Executive Offices)	28226 (Zip Code)

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

As of October 31, 2011, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,881,935 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	CONSOLIDATED BALANCE SHEETS

	ASSETS

		(Unaudited)
		September 30,	December 31,
		2011	2010
CURRENT ASSETS:
Cash		$83,541	$163,320
Retained interest in purchased accounts receivable, net		5,967,046	7,641,953
Earned but uncollected fee income		125,192	203,068
Prepaid expenses and other		98,813	100,630
Total current assets		6,274,592	8,108,971

PROPERTY AND EQUIPMENT, net		21,507	18,998

SECURITY DEPOSITS		5,486	5,486

		$6,301,585	$8,133,455

	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution		$3,845,904	$5,607,572
Accounts payable		56,673	58,386
Due to Lender		-	290,000
Accrued payroll and related taxes		53,170	55,555
Accrued expenses		39,734	73,102
Collected but unearned fee income		42,471	39,620
Total current liabilities		4,037,952	6,124,235

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383		671,409	671,409
COMMON STOCK		1,863	1,863
ADDITIONAL PAID IN CAPITAL		7,464,211	7,461,779
ACCUMULATED DEFICIT		(5,873,850)	(6,125,831)
		2,263,633	2,009,220

		$6,301,585	$8,133,455

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ending September 30,		(Unaudited) For the nine months ending September 30,

	2011	2010	2011	2010
FINANCE REVENUES	$561,014	$672,184	$1,880,154	$1,773,736
INTEREST EXPENSE - financial institution	(107,595)	(186,395)	(394,881)	(484,328)
INTEREST EXPENSE - related party	-	(67,971)	(16,669)	(120,192)

NET FINANCE REVENUES	453,419	417,818	1,468,604	1,169,216
(PROVISION) BENEFIT FOR CREDIT LOSSES	1,646	(317)	1,472	597
FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	455,065	417,501	1,470,076	1,169,813

OPERATING EXPENSES	393,617	365,929	1,214,095	1,236,900

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	61,448	51,572	255,981	(67,087)

INCOME TAXES	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	61,448	51,572	255,981	(67,087)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	128,291	(4,000)	(527,558)
NET INCOME (LOSS)	61,448	179,863	251,981	(594,645)
LESS: NONCONTROLLING INTEREST SHARE	-	27,717	-	(91,931)
CONTROLLING INTEREST SHARE	61,448	152,146	251,981	(502,714)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDER	$61,448	$152,146	$251,981	$(502,714)

BASIC EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.00	$0.00	$0.01	$0.00
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.00	0.01	0.00	(0.03)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.00	$0.01	$0.01	$(0.03)

DILUTED EARNINGS PER COMMON SHARE:
INCOME (LOSS) FROM CONTINUING OPERATIONS	$0.00	$0.00	$0.01	$0.00
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.00	0.01	0.00	(0.03)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.00	$0.01	$0.01	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,763,618	18,616,199	17,763,618	17,470,210
Dilutive	20,572,341	20,516,132	20,572,341	17,470,210

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 2011

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2010 (audited)	$671,409	$1,863	$7,461,779	$(6,125,831)	$2,009,220

Provision for compensation expense related to issued stock options	-	-	3,563	-	3,563

Benefit for compensation expense related to expired stock options	-	-	(1,131)	-	(1,131)

Net income	-	-	-	251,981	251,981

Balance, September 30, 2011 (unaudited)	$671,409	$1,863	$7,464,211	$(5,873,850)	$2,263,633

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income (loss)	$251,981	$(502,714)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Noncontrolling interest share		(91,931)
Depreciation and amortization	15,259	25,145
Net compensation expense related to issuance of stock options	2,432	6,720
(Increase) decrease in retained interest in purchased
accounts receivable	1,674,907	(3,447,680)
Decrease (increase) in earned but uncollected	77,876	(57,072)
Decrease in prepaid expenses and other	1,817	33,428
(Decrease) increase in accounts payable	(1,713)	72,418
(Decrease) increase in accrued payroll and related taxes	(2,385)	29,891
Increase (decrease) in collected but not earned	2,851	(14,094)
Decrease in accrued expenses	(33,368)	(94,665)
Net cash provided by (used in) operating activities - continuing operations	1,989,657	(4,040,554)
Net cash provided by operating activities - discontinued operations	-	527,329
Net cash provided by (used in) operating activities	1,989,657	(3,513,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,768)	(17,663)
Net cash used in investing activities - continuing operations	(17,768)	(17,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments to) proceeds from financial institution, net	(1,761,668)	1,802,322
(Payments to) proceeds from lender	(290,000)	1,448,986
Net cash (used in) provided by financing activities - continuing operations	(2,051,668)	3,251,308
Net cash used in financing activities - discontinued operations	-	(10,000)
Net cash (used in) provided by financing activities	(2,051,668)	3,241,308

DECREASE IN CASH	(79,779)	(289,580)

CASH, beginning of period	163,320	453,880

CASH, end of period	$83,541	$164,300

The accompanying notes to the consolidated financial statements are an integral part of these statements.

    ANCHOR FUNDING SERVICES, INC.

Notes To Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The Consolidated Balance Sheet as of September 30, 2011, the Consolidated Statements of Operations and Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2011, results of operations for the three months and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2010.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (the “Company”) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations for the three and nine months ended September 30, 2010 and the consolidated statements of cash flows for the nine months ended September 30, 2010 reflect the historical operations of Brookridge as discontinued operations. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations which has caused certain reclassifications within the financial statements and related footnotes. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations for the three and nine months ended September 30, 2010 and the consolidated statements of cash flows for the nine months ended September 30, 2010 as discontinued operations.

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

Management considered approximately $76,200 of their September 30, 2011 and $80,500 of their December 31, 2010 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $211,800.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $65,000 and $52,000 for the quarters ended September 30, 2011 and 2010, respectively, and $179,200 and $194,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

See Note 8 for the impact on operating results for the three month and nine months ended September 30, 2011 and 2010.

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

The primary differences between financial statement and taxable income for the Company are as follows:

●	Compensation costs related to the issuance of stock options
●	Use of the reserve method of accounting for bad debts

●	Differences in basis of property and equipment between financial and income tax reporting
●	Net operating loss carryforwards.

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

For the quarters and nine months ended September 30, 2011 and 2010, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which was effective upon issuance. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. In January 2011, ASU 2011-06, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” is issued to temporarily delay the effective date of the disclosures about troubled debt restructurings for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. Accordingly, ASU 2010-20 is changed to be effective for interim and annual periods ending after September 15, 2011. We assessed that ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

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

In April 2011, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, or ASU 2011-02. This standard amends previous guidance provided in Accounting Standards Codification 310-40-Receivables-Troubled Debt Restructurings by Creditors. ASU 2011-02 provides additional guidance and criteria on how companies should determine whether a restructuring or refinancing of an existing  financial receivable represents a troubled debt restructuring. Companies must assess whether the restructuring or refinancing of an existing financial receivable is a troubled debt restructuring  in order to determine how to account for the remaining unamortized portion of certain fees, such as origination fees, associated with the original debt investment. ASU-2011-02 is effective for the first interim period beginning on or after June 15, 2011. We adopted this standard beginning with the quarter ended September 30, 2011. Our adoption of this update did not have a material impact on our financial position or results of operations.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	September 30, 2011	December 31, 2010
Purchased accounts receivable outstanding	$7,201,323	$9,447,586
Purchase order advances	188,373	29,883
Reserve account	(1,346,517)	(1,755,016)
Allowance for uncollectible invoices	(76,133)	(80,500)
	$5,967,046	$7,641,953

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	September 30, 2011	December 31, 2010
Staffing	$704,766	$471,612
Transportation	1,673,342	1,632,265
Publishing	-	1,463,411
Construction	5,218	5,218
Service	3,659,853	3,651,815
Other	-	498,132
	$6,043,179	$7,722,453

Total purchased invoices were as follows:

	For the quarters ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Purchased invoices	$17,744,294	$25,698,384	$58,853,420	$81,847,501
Purchase order advances	538,264	-	2,526,054	-
	$18,282,558	25,698,384	$61,379,474	$81,847,501

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated Useful Lives	September 30, 2011	December 31, 2010
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	171,734	153,966
		216,465	198,697
Less: accumulated depreciation		(194,958)	(179,699)

		$21,507	$18,998

Depreciation expense was $5,078 and $4,724 for the quarters ended September 30, 2011 and 2010, respectively and $15,259 and $25,145 for the nine months ended September 30, 2011 and 2010, respectively.

5.  DUE TO FINANCIAL INSTITUTION:

On, November 30, 2009, Anchor entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility is based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor pays .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances is paid monthly at the Prime Rate plus 2.0%.  Anchor pays the financial institution various other monthly fees as defined in the agreement. The agreement requires that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement are partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee is $250,000 each.  On February 10, 2011, Anchor’s agreement with this financial institution was amended such that beginning February 10, 2011 Anchor would no longer pay discount fees and Anchor would pay interest on advances at the Prime Rate plus 8.0%  through November 30, 2011 and at the Prime Rate plus 9.0% thereafter. Anchor owed this financial institution $3,845,904 as of September 30, 2011 and $5,607,572 as of December 31, 2010.

The agreement automatically renews each year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date.

On September 22, 2011, Anchor gave notice to the financial institution that it was electing not to renew the facility when it expires at the end of its current term on November 30, 2011. On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that is effective November 30, 2011 and replaces its existing credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of up to 90% of Anchor’s advances to its clients. Anchor will pay interest on advances monthly at the 90 Day Libor Rate plus 6.25%.  Anchor will pay the Bank various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of four to one (4:1).  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.

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

The shares issued for Series 1 Convertible Preferred Stock and Common Stock as of September 30, 2011 and December 31, 2010 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2010	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance September 30, 2011	376,387	18,634,369

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

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility with a senior lender, which requires funds employed to be no less than $5,000,000 before Anchor may borrow funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties, described above. This facility will supplement Anchor's $7 Million (which is expandable to $9 Million) credit line with a senior lender. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20.0%) per annum. Anchor owed $0 and $290,000 to MGM as of September 30, 2011 and December 31, 2010, respectively. Anchor paid $0 and $67,971 of interest to MGM for the three months ended September 30, 2011 and 2010, respectively, and $16,669 and $120,192 of interest for the nine months ended September 30, 2011 and 2010, respectively.

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

●
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

●
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

The following table summarizes information about stock options as of September 30, 2011:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,885,000	6 years	1,883,750
$1.00	45,000	8 years	17,500
$0.62	500,000	8 years	500,000
	2,430,000		2,401,250

The Company recorded the issuance of these options in accordance with ASC 718.  The following information was input into a BSM.

Exercise price	$0.62 to $1.25
Term	10 years
Volatility	.85 to 2.50
Dividends	0%
Discount rate	2.82% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending September 30, 2011 and 2010 was as follows:
	2011	2010

Fully vested stock options	$-	$-
Unvested portion of stock options	1,185	6,810
	1,185	6,810
Benefit for expired stock options	-	-
(Benefit) provision, net	$1,185	$6,810

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

The following table summarizes information about stock warrants as of September 30, 2011:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 year	1,342,500
$1.00	2,000,004	9 years	2,000,004
	3,342,504		3,342,504

10.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

	For the quarters ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Transportation	$177,841	$182,196	$503,881	$506,435
Staffing	33,680	40,442	103,408	142,133
Service	349,493	231,781	1,043,485	781,784
Other	-	34,101	135,371	64,099
Publishing	-	183,664	94,009	279,285
	$561,014	$672,184	$1,880,154	$1,773,736

Major Customers – For the three and nine months ended September 30, 2011, the Company’s largest customer by revenues was an importer of auto parts which accounted for approximately 10% and 8.6% of its revenues, respectively.

The Company had no customers for the nine months ended September 30, 2010 which represented 10% or more of its revenues.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts and provides unlimited coverage for certain qualifying and participating non-interest bearing transaction accounts.   During the quarter ended September 30, 2011, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of September 30, 2011, the Company did not have amounts on deposit which exceeded these insured amounts.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

	For the nine months ending September 30,
	2011	2010
To a financial institution	$404,354	$510,669
To a related party	16,669	120,192
Total	$421,023	$630,861

12.  INCOME TAXES:

As of December 31, 2010, the Company had approximately $4.4 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2021 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2011 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

The rental expense for the nine months ended September 30, 2011 and 2010 was approximately $34,500 for each period.

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

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Our Brookridge operations have been reclassified as discontinued operations in Consolidated Financial Statements for three months and nine months ended September 30, 2011. The following is a summary of the operating results of our discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Net finance revenues	$-	$-
Net loss	$-	$(4,000)

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

15. SUBSEQUENT EVENTS:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that is effective November 30, 2011 and replaces its existing credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of up to 90% of Anchor’s advances to its clients. Anchor will pay interest on advances monthly at the 90 Day Libor Rate plus 6.25%.  Anchor will pay the Bank various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of four to one (4:1).  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months and nine months ended September 30, 2011.

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

Management considered approximately $76,200 of their September 30, 2011 and $80,500 of their December 31, 2010 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $211,800. None of this amount was related to a certain client that seasonally receives payments from its customers from October through January each year.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $65,000 and $52,000 for the quarters ended September 30, 2011 and 2010, respectively, and $179,200 and $194,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending September 30, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants. For the nine months ending September 30, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants.

 Also when there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the three months and nine months ending September 30, 2010 there was a loss from continuing operations.

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

 See Note 8 for the impact on the operating results for the three and nine months ended September 30, 2011 and 2010.

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

The primary differences between financial statement and taxable income for the Company are as follows:

●	Compensation costs related to the issuance of stock options
●	Use of the reserve method of accounting for bad debts

●	Differences in basis of property and equipment between financial and income tax reporting
●	Net operating loss carryforwards.

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

For the three and nine months ended September 30, 2011 and 2010, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Finance revenues from continuing operations decreased 16.5% for the three months ended September 30, 2011 to $561,014 compared to $672,184 for the comparable period of the prior year.   The change in revenue was primarily due to a major customer ending its relationship with Anchor in March 2011. The loss in revenues from this customer of approximately $183,000 for the three months ended September 30, 2010 was partially offset by an increase in business from existing clients and new clients.

The Company had interest expense from continuing operations of $107,595 for the three months ended September 30, 2011 compared to interest expense of $254,366 for the three months ended September 30, 2010. This change is the result of a number of factors including (i) the Company borrowing less from a related party (see Note 7), (ii) the Company using its own capital received from the Brookridge Rescission (See Note 14) to fund factoring and purchase order transactions and (iii) the decrease in rate of the Company’s Credit Facility from a financial institution (see Note 5).

Operating expenses from continuing operations for the three months ended September 30, 2011 were $393,617 compared to $365,929 for the three months ended September 30, 2010, a 7.6% increase.  This increase is attributable to an increase in various expenses for the quarter ending September 30, 2011, including advertising, which was approximately $10,000 higher than the comparable period last year.

The reduction in interest expense offset the decrease in revenues and resulted in net income from continuing operations for the three months ended September 30, 2011 of $61,448 compared to net  income of $51,572 for the three months ended September 30, 2010.

The following table compares the operating results for the three months ended September 30, 2011 and September 30, 2010:

		Three Months Ended September 30,
	2011	2010	$ Change	% Change
Finance revenues	$561,014	$672,184	$(111,170)	(16.5)
Interest expense, net and commissions	(107,595)	(254,366)	146,771	(57.7)
Net finance revenues	453,419	417,818	35,601	8.5
Benefit (Provision) for credit losses	1,646	(317)	1,963	(619.2)
Finance revenues, net of interest expense and credit losses	455,065	417,501	37,564	9.0
Operating expenses	393,617	365,929	27,688	7.6
Net income from continuing operations before income taxes	61,448	51,572	9,876	-
Income tax (provision) benefit:	-	-	-	-
Income from continuing operations	61,448	51,572	9,876	-
Income from discontinued operations	-	128,291	(128,291)	-
Net income	61,448	179,863	(118,415)	-
Less: Noncontrolling interest share	-	27,717	(27,717)	-
Controlling interest share	$61,448	$152,146	$(90,698)	-

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Finance revenues from continuing operations increased 6.0% for the nine months ended September 30, 2011 to $1,880,154 compared to $1,773,736 for the comparable period of the prior year.   The change in revenue was primarily due to an increase in business from existing clients and new clients, which offset a loss of a major customer. This major customer  accounted for approximately $95,000 in revenues for the nine months ended September 30, 2011 compared to approximately $275,000 for the nine months ended September 30, 2010.

The Company had interest expense from continuing operations of $411,550 for the nine months ended September 30, 2011 compared to interest expense of $604,520 for the nine months ended September 30, 2010. This change is the result of a number of factors including (i) the Company borrowing less from a related party (see Note 7), (ii) the Company using its own capital received from the Brookridge Rescission (See Note14) to fund factoring and purchase order transactions and (iii) the decrease in rate of the Company’s Credit Facility from a financial institution (see Note 5).

Operating expenses from continuing operations for the nine months ended September 30, 2011 were $1,214,095 compared to $1,236,900 for the nine months ended September 30, 2010, a 1.8% decrease.  This decrease is attributable to a decrease in various expenses for the quarter ending September 30, 2011.

The combination of reduced operating expenses  and interest expense and increased finance revenues resulted in net income from continuing operations for the nine months ended September 30, 2011 of $255,981 compared to a net loss of $(67,087) for the nine months ended September 30, 2010.

The following table compares the operating results for the nine months ended September 30, 2011 and September 30, 2010:

		Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Finance revenues	$1,880,154	$1,773,736	$106,418	6.0
Interest expense, net and commissions	(411,550)	(604,520)	192,970	(31.9)
Net finance revenues	1,468,604	1,169,216	299,388	25.6
Benefit for credit losses	1,472	597	875	-
Finance revenues, net of interest expense and credit losses	1,470,076	1,169,813	300,263	25.7
Operating expenses	1,214,095	1,236,900	(22,805)	(1.8)
Net income (loss) from continuing operations before income taxes	255,981	(67,087)	323,068	-
Income tax (provision) benefit:	-	-	-	-
Income (loss) from continuing operations	255,981	(67,087)	323,068	-
Loss from discontinued operations	(4,000)	(527,558)	523,558	(99.2)
Net income (loss)	251,981	(594,645)	846,626	-
Less: Noncontrolling interest share	-	(91,931)	91,931	-
Controlling interest share	$251,981	$(502,714)	$754,695	-

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,989,657 for the nine months ended September 30, 2011 and was primarily due to our net income for the period and cash provided by operating assets, primarily from a decrease of $1,674,907 in purchased accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $(3,513,225) for the nine months ended September 30, 2010 and was primarily due to cash used in acquiring operating assets, primarily to purchase accounts receivable. The increase in retained interest in purchased accounts receivable was $3,447,680. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts. Net cash provided by operating activities from discontinued operations was $527,329 for the nine months ended September 30, 2010.

Cash Flows from Investing Activities

For the nine months ended September 30, 2011, net cash used in investing activities was $17,768 for the purchase of property and equipment.

For the nine months ended September 30, 2010 net cash used in investing activities was $17,663 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities (from continuing operations) was $2,051,668 for the nine months ended September 30, 2011, and was primarily due to repayments on borrowings from a financial institution and lender.

Net cash provided by financing activities (from continuing operations) was $3,251,308 for the nine months ended September 30, 2010, and was primarily due to proceeds from borrowings from a financial institution and lender.

Net cash provided by financing activities from discontinued operations was $10,000 for the nine months ended September 30, 2010.

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

On September 22, 2011, Anchor gave notice to the financial institution that it was electing not to renew the facility when it expires at the end of its current term on November 30, 2011. On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that is effective November 30, 2011 and replaces its existing credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of up to 90% of Anchor’s advances to its clients. Anchor will pay interest on advances monthly at the 90 Day Libor Rate plus 6.25%.  Anchor will pay the Bank various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of four to one (4:1).  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors’ assets. In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

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

On April 26, 2011, the Board of Directors approved and the Company entered into a Promissory Note for up to $2 million from MGM. The money to be borrowed under the note is subordinate to Anchor’s accounts receivable credit facility with a senior lender, which requires funds employed to be no less than $5,000,000 before Anchor may borrow funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties, described above.. This facility will supplement Anchor's $7 Million (which is expandable to $9 Million) credit line with a senior lender. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20.0%) per annum. At September 30, 2011, Anchor owed $0 to MGM and $290,000 to MGM as of December 31, 2010. Anchor paid $0 of interest to MGM for the three months ended September 30, 2011 and $67,971 of interest to MGM for the three months ended September 30, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)   For the nine months ended September 30, 2011, there were no sales of unregistered securities.

(b)   Rule 463 of the Securities Act is not applicable to the Company.

(c)   In the nine months ended September 30, 2011, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	REMOVED AND RESERVED:

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                  EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)

10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank*
10.28	Form of Validity Warranty to TAB Bank*
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares
99.4	Press Release - Results of Operations - Third Quarter 2011 *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: November 14, 2011	By:	/s/ Morry F. Rubin
Morry F. Rubin
Principal Executive Officer

Date: November 14, 2011	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Financial Officer