Form 10-K
period 2011-12-31
Anchor Funding Services, Inc.
filed 2012-03-29
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2011, the number of shares of Common Stock held by non-affiliates was approximately 6,449,000 shares (excluding 376,387 shares of Series A Preferred Stock convertible into 1,881,935 common shares).  The approximate market value based on the last sale (i.e. $0.30 per share as of June 30, 2011) of the Company’s Common Stock held by non-affiliates was approximately $1,934,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 20, 2012, was 18,634,369.  The Registrant also has outstanding 376,387 shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

Documents incorporated by reference: None.

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

In connection with closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC, a limited liability company owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and an investor (“Lender”), pursuant to which Lender provided a senior credit facility to Brookridge of up to $3.7 million.  Morry F. Rubin is the managing member of MGM and Chief Executive Officer of the Company.  Loans under the Credit Agreement were secured by all of Brookridge’s assets and bore interest at a 20% annual rate.  See "Item 13."

On October 6, 2010, we entered into a Rescission Agreement (the "Agreement”) with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton of its 80% owned subsidiary, Brookridge Funding Services, LLC ("Brookridge"). The purpose of this Agreement was to rescind the Company's acquisition of certain assets of Brookridge Funding, LLC pursuant to an Asset Purchase Agreement dated December 4, 2009. Under the terms of the Agreement,  M&H purchased Anchor's interest in Brookridge at book value of approximately $783,000.

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

The Agreement provided that the Company shall control collection and recovery efforts under the Sherburne Account and shall keep M & H reasonably informed concerning substantive developments pertaining thereto. M & H and the Company in connection with such collection and recovery efforts shall share all out-of-pocket costs and expenses, as well as all collections, in the proportion of eighty percent (80%) by the Company and twenty percent (20%) by M & H.  The Company shall pay to M & H their share of any collections promptly after receipt of same and shall, from time to time, provide M & H with copies of any and all invoices related to the shared costs and expenses, proof of payment therefor and invoice for such expenses as they are incurred, which such invoices shall be payable by M & H within twenty (20) days after delivery.  In the event M & H shall fail to make any payment due in accordance with the foregoing within ten (10) days after receiving notice concerning a failure to pay any such invoice, they shall forfeit any and all rights to share in collections.

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

Business Overview - Factoring

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), purchase order finance, outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to, trade finance and government contract funding. For certain service businesses, Anchor also provides back office support, including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida, which includes its sales and marketing functions.

Factoring is the purchase of a company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Factoring services also provide businesses with credit and accounts receivable management services. Typically, these businesses do not have adequate resources to manage internally their credit and accounts receivable functions. Factoring services are typically a non-recourse arrangement whereby the factor takes the entire credit risk if the customer does not pay due to insolvency for any period of time or on a partial non-recourse basis where the factor takes the credit risk for a period of time, which could be 30 to 90 days after the factor purchases an account receivable such that if a client’s customer becomes insolvent during this specific period of time, the factor bears the loss. Under partial non-recourse factoring, after a specific period of time, if the accounts receivable invoice is not collected, the client is required to purchase the accounts receivable invoice back from Anchor. Factoring may also be on a full recourse basis whereby the factor bears no risk of loss if the client’s customer becomes insolvent. We typically advance our clients 75% to 95% of the face value of invoices that we approve in advance on a partial non-recourse or full recourse basis and pay them the difference less our fees when the invoice is collected. For our years ended December 31, 2011 and 2010, our fees for services averaged approximately 3.1% and 2.6%, respectively of the invoice value and are tiered such that the longer it takes us to collect on the accounts receivable invoice, the greater our fee. Since our inception, Anchor has incurred credit losses related to the volume of its invoice purchases totaling approximately $12,000, $26,000 and $252,000 in 2011, 2010 and 2009, respectively.  We also offer a factoring product to independent truckers and trucking companies through our transportation funding division, TruckerFunds.com. TruckerFunds.com focuses on buying freight bills from independent, owner operators of trucks and small fleets with less than six trucks. We typically advance our trucking clients 90% to 95% of the invoices that we approve in advance on a non-recourse basis and pay them the difference less our fees when the invoice is collected.

A summary of some of the advantages of factoring for a small business is as follows:

●	Faster application process since factoring is focused on credit worthiness of the accounts receivable as security and not the financial performance of the company;

●	Unlimited funding based on “eligible” and “credit worthy” accounts receivable; and

●	No financial covenants.

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

Business Overview – Purchase Order Financing

Many businesses have orders from creditworthy companies, but do not have the financial resources to fill the orders by contracting for the manufacturing of the products ordered. Based on these orders which are generally non-cancelable, we pay our clients’ suppliers and manufacturers directly so they may procure their products. This occurs after the products meet certain inspection requirements or specifications. Subsequently the products are shipped to the customer and billed by our client. Once billed, Anchor is typically paid by another lender or factors the invoice and collects payment from the customer. For purchase order financing, Anchor will pay for 100% of the product’s cost. Purchase order financing is often used by importers. For importers, Anchor may provide a letter of credit to an overseas supplier. This letter of credit will be paid after the products meet inspection criteria. Once shipped, Anchor is secured by the value of the products since it has a first lien on all clients’ inventory, accounts receivable and other tangible and intangible assets. Anchor charges a fee which is a percentage of the total amount paid to the supplier or the manufacturer. This fee increases the longer it takes for Anchor to be paid.

GROWTH OPPORTUNITIES AND STRATEGIES

Our strategy is to become a nationally recognized brand for accounts receivable funding and other related financial services for small businesses. This expansion is expected to be accomplished with media marketing campaigns targeting small businesses and through accretive acquisitions of competitive firms and add-on purchases which broaden our mix of services, brands, customers and geographic and economic diversity. Our focus is to increase revenues and profits, through a combination of internal growth and acquisitions, primarily within our core disciplines and expansion into new service offerings. The key elements to our acquisition growth strategy include the following:

●
Acquire companies that provide factoring services to small businesses. One of our strategies is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms, primarily firms in the United States with revenues of generally less than $10 million. Significant operating leverage and reduced costs are achieved by consolidating back office support functions. Increased revenues across a larger accounts receivable portfolio is anticipated to lead to lower costs of capital, which may enhance profitability. We intend to evaluate acquisitions using numerous criteria including historical financial performance, management strength, service quality, diversification of customer base and operating characteristics. Our senior management team has prior experience in other service industries in identifying and evaluating attractive acquisition targets and integrating acquired businesses.

●
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

●
Expand our discount factoring business by creating a national factoring brand. Inform and educate small businesses owners that factoring can increase cash flow and outsource credit risk and accounts receivable management. Our experience has been that many small businesses have limited awareness that factoring exists and is a viable financing alternative option for them. We have a marketing strategy that focuses on creating a national factoring brand identity. This is expected to be accomplished through various marketing initiatives and business alliances. These marketing strategies include:

o	Media advertising in key metropolitan markets;
Increase our pay-per-click internet advertising which in the past has been a successful strategy for Anchor; and
Radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.
o	Establish cross-selling alliances with other small business providers including:
Small business accounting and tax preparation service firms;
Small business service centers, providing packing and shipping; and
Commercial insurance brokers.
o	Develop a referral network of business brokers, consultants, accountants and attorneys;

●	Expand our discount factoring business by hiring Business Development Officers (BDOs) in key metropolitan markets.

o
Traditionally, factors have expanded their businesses by having quality BDOs network with accountants, lawyers, brokers and other referral sources to obtain accounts. We are looking for quality BDOs in certain markets.

INDUSTRY OVERVIEW

Factoring as it functions today has been in existence for nearly 200 years. Its historical focus has been in the textile and apparel industries, which provides products to major retailers. The factoring industry has expanded beyond the textile and apparel industries into other mainstream businesses. Anchor may provide funding to businesses where the performance of a service or the delivery of a product can be verified. We have the ability to check a company’s credit and evaluate its ability to pay across most industries. Hence, Anchor’s target prospects are most small businesses that sell to other businesses.

According to the Commercial Finance Association (CFA), an industry trade association for asset based lending and factoring companies, factoring volume (the dollar value of invoices purchased) in 2010 increased approximately 12.7% for the factoring firms that were surveyed. The factoring firms surveyed had factoring volume of $74.3 billion in 2010 compared to $65.9 billion in 2009.  For the years 2009 and prior the CFA provides estimates for total factoring volume in the United States indicating a 14.2% decrease to $116.6 billion from $136 billion in 2008. The decline is attributable to the economic recession in the United States. Generally, as highlighted in the chart below, except for recession-driven decreases, factoring has sustained a 30 year pattern of growth and there is a greater acceptance of the factoring product. A primary strategy of the Company is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms by primarily targeting acquisition firms in the United States with revenues of generally less than $10 million.  Management of our company is unable to estimate the portion of the market which consists of companies in our targeted market for acquisition. Nevertheless, management believes that our targeted market for acquisitions represents a small portion of the overall United States factoring volume.

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

OPERATIONS

Our executive officers, namely Morry F. Rubin, CEO and Brad Bernstein, President/CFO, manage our day-to-day operations and internal growth and oversee our growth strategy. Anchor has two account executives, an underwriter, a Controller/Vice President of factoring operations, and one sales person. Our Controller/Vice President of factoring operations monitors the portfolio (along with the President), oversees credit, maintains our books and records, wires funds daily to clients and provides back office oversight.  The underwriter analyzes prospective funding transactions.

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
o
We “Notify” all accounts that are purchased. Anchor is a notification factor, which means that we notify in writing all accounts purchased that we have purchased the account and payments are to be made to Anchor’s central lockbox. Our clients’ invoices also provide Anchor’s lockbox as address for payments. We typically also have a notification statement on our clients’ invoices that indicate we have purchased the account and payment is to be made to Anchor.

o
Initially we attempt to verify most of a new customer’s accounts. Verification may include review of third-party documentation, telephone discussions or email correspondence with the client’s customer so that we may substantiate that invoices are valid and without dispute.

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

SALES AND MARKETING

Our marketing strategies include, without limitation, the following:

●
Expand our discount factoring business by hiring Business Development Officers (BDOs) in key metropolitan markets. These BDOs network with other small business providers including traditional bankers, accountants, lawyers and insurance brokers.

●
Media advertising in key metropolitan markets; increase our internet advertising which in the past has been a successful strategy for Anchor; and radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.

●	Establish cross-selling alliances with other small business providers including: small business accounting and tax preparation service firms, and commercial insurance brokers.
●	Develop a referral network of business brokers, consultants and accountants and attorneys;

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

GOVERNMENT REGULATIONS

To management’s knowledge, factoring receivables and purchase order financing are not regulated industries, as we do not make loans.  Nevertheless, if any of the transactions entered into by us are deemed to be loans or financing transactions by a court of law instead of a true purchase of accounts receivable, then various state laws and regulations would become applicable to us and could limit the fees and other charges we are able to charge our customers and may further subject us to any penalties under such state laws and regulations.  These laws would also:

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

EMPLOYEES

As of March 29, 2012, we have 7 full-time employees.

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

If we are not able to maintain adequate lines of credit on commercially reasonable terms, our financial condition or results of operations could suffer. We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of up to 90% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

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

We will seek to make acquisitions that may prove unsuccessful or strain or divert our resources. We intend to seek to expand our business through the acquisition of competitors’ factoring and service businesses and assets. We may not be able to complete any acquisitions on favorable terms, if at all. Acquisitions present risks that could materially and adversely affect our business and financial performance, including:

●the diversion of our management's attention from our everyday business activities;
●the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired business; and
●the need to expand management, administration, and operational systems.

If we make, or plan to make, such acquisitions we cannot predict whether:

●we will be able to successfully integrate the operations and personnel of any new businesses into our business;
●we will realize any anticipated benefits of completed acquisitions;
●there will be substantial unanticipated costs associated with acquisitions, including potential costs associated with liabilities undiscovered at the time of acquisition; or
●stockholder approval of an acquisition will be sought.

In addition, future acquisitions by us may result in:

●potentially dilutive issuances of our equity shares;
●the incurrence of additional debt;
●restructuring charges; and
●the recognition of significant charges for depreciation and amortization related to intangible assets.

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

A client’s fraud could cause us to suffer material losses. A client could defraud us by, among other things:

●	directing the proceeds of collections of its accounts receivable to bank accounts other than our established lockboxes;
●	failing to accurately record accounts receivable aging;
●	overstating or falsifying records showing accounts receivable or inventory;
●	providing inaccurate reporting of other financial information;
●	falsifying purchase orders to suppliers and from customers or;
●	stealing inventory that we have purchased.

As of December 31, 2011, clients that represent 5% or more of our accounts receivable and purchase order portfolio include a food service client in Missouri that accounts for 11.82%, a transportation company in Virginia which accounts for 7.82% and a medical staffing agency in New York that accounts for 6.32%.  A client’s fraud could cause us to suffer material losses.

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

Our Common Stock is considered to be a “penny stock” and, as such, the market for our Common Stock, should one develop, may be further limited by certain Commission rules applicable to penny stocks. To the extent the price of our Common Stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the Securities and Exchange Commission. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares in the public market should one develop and they limit the liquidity of our Shares.

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

Item 1B. Unresolved Staff Comments

None

Item 2.                      Properties

The Company has lease agreements for office space in Charlotte, NC and Boca Raton, FL.  All lease agreements are with unrelated parties.

The Company has two Charlotte leases for adjoining space that expire May 31, 2012 and the company plans to renew for another year.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL, and on November 1, 2011 renewed for another two years. The monthly rental is approximately $1,313.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and is included in discontinued operations. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. As of March 22, 2012, the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2010 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Electronic Bulletin Board under the symbol “AFNG.” The following table sets forth the range of high and low closing sale prices of our Common Stock for our last three fiscal periods.

Quarters Ended	High	Low
June 30, 2009	$1.25	$0.60
September 30, 2009	$1.25	$0.15
December 31, 2009	$1.05	$0.30
March 31, 2010	$0.83	$0.28
June 30, 2010	$0.50	$0.35
September 30, 2010	$0.75	$0.50
December 31, 2010	NT(1)	NT(1)
March 31, 2011	$0.50	$0.20
June 30, 2011	$0.35	$0.15
September 30, 2011	$1.01	$0.30
December 31, 2011	$1.01	$0.50
(1)NT - No Trades

All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of February 14, 2012, there were 18,634,369 shares of Common Stock issued and outstanding.  As of December 31, 2011, there were (i) outstanding options to purchase 2,430,000 shares of our Common Stock, (ii) outstanding Placement Agent Warrants to purchase 1,342,500 shares of our Common Stock, and (iii) outstanding 376,387 shares of our Series 1 Preferred Stock which are convertible into 1,881,935 shares of our Common Stock.

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

Holders of Record

As of December 31, 2011, there were 580 holders of record of shares of Common Stock and 68 holders of record of our Series 1 Preferred Stock.  The Company's Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Recent Sales of Unregistered Securities

 For the year ended December 31, 2011, there were no sales of unregistered securities.

Recent Purchases of Securities

During the year ended December 31, 2011, the Company had no repurchases of its Common Stock.

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

Credit Loss

In April 2010, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2010. Brookridge is currently pursuing all collection remedies available to it under its purchase order and factoring agreements. The Agreement provides for 80% of any recovery of the credit loss to benefit the Company and the remaining 20% to benefit M & H. As of March 16, 2012, the Company has recouped a total of $177,000 of the $650,000 of credit losses.

Anchor has filed a complaint against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table compares the operating results for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Finance revenues	$2,404,542	$2,514,394	$(109,852)	(4.4)
Interest income (expense), net and commissions	(517,129)	(826,347)	309,218	37.4
Net finance revenues	1,887,413	1,688,047	199,366	11.8
(Provision) for credit losses	(11,970)	(25,645)	13,675	53.3
Finance revenues, net of interest expense and credit losses	1,875,443	1,662,402	213,041	12.8
Operating expenses	1,596,218	1,651,138	(54,920)	(3.3)
Net income from continuing operations before income taxes	279,225	11,264	267,961	2,379.0
Income tax (provision) benefit:	-	-	-	-
Income from continuing operations	279,225	11,264	267,961	2,379.0
Loss from discontinued operations	(4,000)	(481,834)	477,834	(99.2)
Net income (loss)	275,225	(470,570)	745,795	-
Less: Noncontrolling interest share	-	(92,656)	92,656	-
Controlling interest share	$275,225	$(377,914)	$653,139	-

Finance revenues from continuing operations decreased to $2,404,542 for the year ended December 31, 2011 compared to $2,514,394 for the year ended December 31, 2010, a 4.4% decrease.   The change in revenue was primarily due to the loss of a major customer which was partially offset by an increase in business from existing clients and new clients.  This major customer accounted for approximately $95,000 in revenues for the year ended December 31, 2011 compared to approximately $387,000 for the year ended December 31, 2010.  As of December 31, 2011, the Company had 95 active clients compared to 108 clients as of December 31, 2010.

The Company had net interest expense from continuing operations of $517,129 for the year ended December 31, 2011 compared to net interest expense of $826,347 for the year ended December 31, 2010. This change is the result of a number of factors including (i) the Company borrowing less from a related party (see Note 8), (ii) the Company using its own capital received from the Brookridge Rescission (See Note 15) to fund factoring and purchase order transactions and (iii) the decrease in rate of the Company’s Credit Facility from a financial institution (see Note 6).

The Company had a provision for credit losses from continuing operations of $11,970 for the year ended December 31, 2011 compared to $25,645 for the year ended December 31, 2010. For the last two fiscal years ending December 31, 2011, the Company has purchased approximately $169.9 million of accounts receivable and incurred approximately $37,615 of credit losses or .02% of invoices purchased.

Operating expenses from continuing operations for the year ended December 31, 2011 were $1,896,218 compared to $1,651,138 for the year ended December 31, 2010, a 3.3% decrease.  This $54,920 decrease is attributable to cost-cutting measures including a $24,000 decrease in advertising expenses.

The combination of reduced operating expenses and reduced interest expense  resulted in net income from continuing operations for the year ended December 31, 2011 of $279,225 compared to a net income of $11,264 for the year ended December 31, 2010.

Client Accounts

As of December 31, 2011, we have 4 clients that account for an aggregate of approximately 32% of our accounts receivable portfolio and approximately 19% of our revenues for the year ended December 31, 2011.  The transactions and balances with these clients as of and for the year ended December 31, 2011 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues For
	Portfolio As of	The Twelve Months Ended
Entity	December 31, 2011	December 31, 2011

Food Service Company in Missouri	11.82%	5.85%
Transportation Company in Virginia	7.82%	4.52%
Medical Staffing Agency in New York	6.32%	4.54%
Transportation Company in Michigan	6.50%	4.15%

A client’s fraud could cause us to suffer material losses.

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Continuing Operating Activities

Net cash provided by continuing operating activities was $1,632,075 for the year ended December 31, 2011 and was primarily due to cash provided by operating assets, primarily reductions in purchased accounts receivable. Cash provided by continuing operating assets and liabilities was primarily due to a decrease of $1,310,797 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

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

Cash Flows from Investing Activities

For the year ended December 31, 2011, net cash used in investing activities was $18,595 for the purchase of property and equipment.

For the year ended December 31, 2010, net cash used in investing activities was $18,075 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities from continuing operations was $1,470,229 for the year ended December 31, 2011. This was the result of $1,180,229 of payments to a bank under the Company’s Rediscount Credit Facility and $290,000 of payments to another lender.

Net cash provided by financing activities from continuing operations was $1,600,971 for the year ended December 31, 2010. This was the result of $1,310,971 of proceeds from the Company’s senior accounts receivable facility and $290,000 of proceeds from another lender.

Capital Resources

We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of up to 90% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On March 23, 2010, the Board of Directors approved and Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility. The Promissory Note was to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender would only fund up to 50% of the funds employed. The senior lender’s limitation was based on the size of the client’s credit facility. The MGM Promissory Note was a demand note.  In addition, when Anchor had significant invoice purchase requests from clients, MGM periodically made short-term loans to Anchor Funding Services, Inc. which then advanced the funds to Anchor Funding Services, LLC.  Anchor did not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans are payable on demand and bear interest at 20% per annum. Anchor owed $0 and $290,000 to MGM as of December 31, 2011 and 2010, respectively. Brookridge had a Senior Credit Agreement with MGM pursuant to which it could borrow up to $3.7 million. This facility was terminated on October 6, 2010 upon the simultaneous rescission of our previous Brookridge asset purchase of December 2009 (See Note 15).

Based on our current cash position and our Credit Facilities, we believe we can meet our cash needs for the next 12 to 15 months and support our anticipated organic growth. In the event we acquire another company, we may need additional equity or subordinated debt financing and/or a new credit facility to complete the transaction and our daily cash needs and liquidity could change based on the needs of the combined companies.  At that time, in the event we are not able to obtain adequate new facilities and/or financing to complete the acquisition (if needed) and to operate the combined companies financing needs on commercially reasonable terms, our ability to operate and expand our business would be significantly impacted and our financial condition and results of operations could suffer.

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

Management considered approximately $17,500 of their December 31, 2011 and $80,500 of their December 31, 2010 retained interest in purchased accounts receivable to be uncollectible.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $231,000 and $255,000 for the years ended December 31, 2011 and 2010, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants.

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards.

See Note 9 to our financial statements for the impact on the operating results for the years ended December 31, 2011 and 2010.

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

The primary differences between financial statement and taxable income for the Company are as follows:

●Compensation costs related to the issuance of stock options
●Use of the reserve method of accounting for bad debts
●Net operating loss carryforwards.

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

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the years ended December 31, 2011 and 2010, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, which became effective January 1, 2011. Adoption of the pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statement disclosures.

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

 Item 7A. Quantitative and Qualitative  Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on page F-1 of this Annual Report on Form 10-K following this page.

ANCHOR FUNDING SERVICES, INC.

CONTENTS

Report of Independent Registered Public Accounting Firm
_____

To the Stockholders and Board of Directors of
Anchor Funding Services, Inc.
Charlotte, NC

We have audited the accompanying consolidated balance sheet of Anchor Funding Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ Scott and Company LLP

Columbia, South Carolina
March 29, 2012

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
ASSETS

	2011	2010
CURRENT ASSETS:
Cash	$306,571	$163,320
Retained interest in purchased accounts receivable, net	6,331,156	7,641,953
Earned but uncollected fee income	157,070	203,068
Prepaid expenses and other	70,924	100,630
Total current assets	6,865,721	8,108,971

PROPERTY AND EQUIPMENT, net	17,030	18,998

SECURITY DEPOSITS	5,486	5,486

	$6,888,237	$8,133,455

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$4,427,343	$5,607,572
Accounts payable	45,376	58,386
Due to Lender	-	290,000
Accrued payroll and related taxes	60,918	55,555
Accrued expenses	29,609	73,102
Collected but unearned fee income	36,939	39,620
Total current liabilities	4,600,185	6,124,235

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,465,386	7,461,779
ACCUMULATED DEFICIT	(5,850,606)	(6,125,831)
	2,288,052	2,009,220

	$6,888,237	$8,133,455

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2011	2010
FINANCE REVENUES	$2,404,542	$2,514,394
INTEREST EXPENSE - financial institution	(500,460)	(674,882)
INTEREST EXPENSE – related party	(16,669)	(152,918)
INTEREST INCOME	-	1,453

NET FINANCE REVENUES	1,887,413	1,688,047
(PROVISION) BENEFIT FOR CREDIT LOSSES	(11,970)	(25,645)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	1,875,443	1,662,402

OPERATING EXPENSES	(1,596,218)	(1,651,138)

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	279,225	11,264

INCOME TAXES	-	-

INCOME FROM CONTINUING OPERATIONS	279,225	11,264

LOSS FROM DISCONTINUED OPERATIONS	(4,000)	(481,834)

NET INCOME (LOSS)	275,225	(470,570)

LESS: NONCONTROLLING INTEREST SHARE	-	(92,656)

CONTROLLING INTEREST SHARE	275,225	(377,914)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$275,225	$(377,914)

BASIC EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.02	$-
LOSS FROM DISCONTINUED OPERATIONS	-	(0.02)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.02	$(0.02)

DILUTED EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.01	$-
LOSS FROM DISCONTINUED OPERATIONS	-	(0.02)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,634,369	17,763,618
Dilutive	20,516,132	20,572,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2011 and 2010

	Preferred	Common	Additional	Accumulated	Noncontrolling
	Stock	Stock	Paid in Capital	Deficit	Interest	Total
Balance, January 1, 2010	$5,212,719	$1,409	$2,916,552	$(5,747,917)	$301,151	$2,683,914

Provision for compensation expense related to issued stock options	-	-	22,276	-	-	22,276

Benefit for compensation expense related to expired stock options	-	-	(17,905)	-	-	(17,905)

Conversion of 908,262 preferred shares to 4,541,310 common shares	(4,541,310)	454	4,540,856	-	-	-

Distributions	-	-	-	-	(10,000)	(10,000)

Fair value of noncontrolling interest sold	-	-	-	-	(198,495)	(198,495)

Net loss, year ended December 31, 2010	-	-	-	(377,914)	(92,656)	(470,570)

Balance, December 31, 2010	671,409	1,863	7,461,779	(6,125,831)	-	2,009,220

Provision for compensation expense related to issued stock options	-	-	4,738	-	-	4,738

Benefit for compensation expense related to expired stock options	-	-	(1,131)	-	-	(1,131)

Net income, year ended December 31, 2011	-	-	-	275,225	-	275,225

Balance, December 31, 2011	$671,409	$1,863	$7,465,386	$(5,850,606)	$-	$2,288,052

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the twelve months ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2011	2010
Net income (loss)	$275,225	$(470,570)
Loss from discontinued operations	4,000	481,834
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	20,563	30,266
Compensation expense related to issuance of stock options	3,607	4,371
Allowance for uncollectible accounts	11,970	25,645
Decrease (increase) in retained interest in purchased
accounts receivable	1,298,827	(2,431,723)
Decrease (increase) in earned but uncollected	45,998	(88,470)
Decrease (increase) in prepaid expenses and other	29,706	(17,950)
Increase in accounts payable	(13,010)	14,214
(Decrease) increase in accrued payroll and related taxes	5,363	9,775
Decrease in collected but not earned	(2,681)	(12,810)
Decrease in accrued expenses	(43,493)	(233,464)
Net cash provided by (used in) operating activities - continuing operations	1,636,075	(2,688,882)
Net cash provided by (used in) operating activities - discontinued operations	(4,000)	1,116,577
Net cash provided by (used in) operating activities	1,632,075	(1,572,305)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,595)	(18,075)
Net cash used in investing activities	(18,595)	(18,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments to) proceeds from financial institution, net	(1,180,229)	1,310,971
(Payments to) proceeds from lender	(290,000)	290,000
Net cash (used in) provided by financing activities - continuing operations	(1,470,229)	1,600,971
Net cash (used in) financing activities - discontinued operations	-	(301,151)
Net cash (used in) provided by financing activities	(1,470,229)	1,299,820

INCREASE (DECREASE) IN CASH	143,251	(290,560)

CASH, beginning of period	163,320	453,880

CASH, end of period	$306,571	$163,320

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC

Notes To Consolidated Financial Statements

December 31, 2011 and 2010

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

Management considered approximately $17,500 of their December 31, 2011 and $80,500 of their December 31, 2010 retained interest in purchased accounts receivable to be uncollectible. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of December 31, 2011 and 2010, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $195,222 and $613,064, respectively.

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

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $231,000 and $255,000 for the years ended December 31, 2011 and 2010, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the years ending December 31, 2011 and 2010, the average price of common stock was less than the exercise price of the options and warrants.

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

See Note 9 for the impact on the operating results for the years ended December 31, 2011 and 2010.

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

The primary differences between financial statement and taxable income for the Company are as follows:

●Compensation costs related to the issuance of stock options
●Use of the reserve method of accounting for bad debts
●Differences in bases of property and equipment between financial and income tax reporting
●Net operating loss carryforwards.

The deferred tax asset represents the future tax return consequences of utilizing these items.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net deferred tax assets will ever be realized.

The company follows FASB guidance for accounting for uncertainty in income tax positions which clarifies the accounting for uncertain tax positions.  This FASB requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.  As a result of the implementation of this guidance, the Company recognized no liability for uncertain tax positions as of December 31, 2011 and 2010.

Recent Accounting Pronouncements –

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to enhance the disclosures required for financing receivables (for example, loans, trade accounts receivable, notes receivable, and receivables relating to a lessor’s leveraged, direct financing, and sales-type leases) and allowances for credit losses. The amended disclosures are designed to provide more information to financial statement users regarding the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. We adopted all of the requirements of the amended guidance on December 31, 2010, its effective date, which became effective January 1, 2011. Adoption of the pronouncement has not had, and is not expected to have, a significant effect on our consolidated financial statement disclosures.

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

3. RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	December 31, 2011	December 31, 2010
Purchased invoices	$7,655,933	$9,447,586
Purchase order advances	105,000	29,883
Reserve account	(1,412,277)	(1,755,016)
Allowance for uncollectible invoices	(17,500)	(80,500)
	$6,331,156	$7,641,953

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	December 31, 2011	December 31, 2010
Staffing	$548,031	$471,612
Transportation	1,831,051	1,632,265
Publishing	-	1,463,411
Construction	-	5,218
Service	3,969,574	3,651,815
Other	-	498,132
	$6,348,656	$7,722,453

Adjustments to the allowance for uncollectible invoices were as follows:

	For the years ending December 31,
	2011	2010
Balance - beginning of year	$80,500	$57,102
Provision for credit losses	11,970	25,645
Write-offs	(74,970)	(2,247)
Balance - end of year	$17,500	$80,500

Total purchased invoices and purchase order advances were as follows:

	For the years ending December 31,
	2011	2010
Purchased invoices	$75,426,252	$90,148,535
Purchase order advances	3,091,834	1,227,368
	$78,518,086	$91,375,903

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	December 31, 2011	December 31, 2010
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	172,561	153,966
		217,292	198,697
Less: accumulated depreciation		(200,262)	(179,699)
		$17,030	$18,998

Depreciation expense was $20,563 and $30,266 for the years ended December 31, 2011 and 2010, respectively.

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

6.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of up to 90% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of four to one (4:1).  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $4,427,343 as of December 31, 2011.

On, November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility was based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor paid .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances was paid monthly at the Prime Rate plus 2.0%.  Anchor paid the financial institution various other monthly fees as defined in the agreement. The agreement required that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contained customary representations and warranties, events of default and limitations, among other provisions. The agreement was collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement were partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee was $250,000 each.  On February 10, 2011, Anchor’s agreement with this financial institution was amended such that beginning February 10, 2011 Anchor would no longer pay discount fees and Anchor would pay interest on advances at the Prime Rate plus 8.0%  through November 30, 2011 and at the Prime Rate plus 9.0% thereafter. Anchor owed this financial institution $5,607,572 as of December 31, 2010. On September 22, 2011, Anchor gave notice to this financial institution that it was electing not to renew the facility when it expired at the end of its current term on November 30, 2011, so that it could enter into the Rediscount Credit Facility described above.

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

Series 1 Convertible Preferred Stock is convertible into 5.1 shares of the Company’s Common Stock.  The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.  Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock.

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

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the years ended December 31, 2011 and 2010 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, January 1, 2010	1,284,633	14,092,967
Preferred Stock Conversions	(908,262)	-
Common Stock Issuances	-	4,541,402
Balance, December 31, 2010	376,371	18,634,369

Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance December 31, 2011	376,371	18,634,369

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

 Also in connection with the acquisition of certain assets of Brookridge Funding, LLC, the company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share (the "Equity Investment").  The Equity Investment was purchased one-third by Morry F. Rubin, one-third by George Rubin and one-third by a principal stockholder, each of whom are owners of the Lender.

Michael P. Hilton and John A. McNiff III, former co-president of an 80% owned subsidiary, Brookridge, each purchased a ten percent interest in Brookridge at a cost of $150,000 and each agreed to guarantee repayment of the Lender's Credit Facility up to an amount equal to $300,000.  At Closing, the company entered into employment agreements with Hilton and McNiff and granted each ten year options to purchase 112,500 shares of our common stock at an exercisable price of $1.00 per share. On October 6, 2010, in connection with Anchor’s rescission of its purchase of certain assets of Brookridge Funding, the employment agreements with Hilton and McNiff and their options were terminated. See Note 15 “Acquisition and Discontinued Operations.”

On March 23, 2010, upon approval of the Board of Directors (the “Board”) Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility. The Promissory Note was to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender would only fund up to 50% of the funds employed. The senior lender’s limitation was based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.  In addition, when Anchor typically has significant invoice purchase requests from clients, MGM periodically makes short-term loans to Anchor Funding Services, Inc. which then advances the funds to Anchor Funding Services, LLC.  Anchor did not receive same day availability of funds from its senior lender for its daily client invoice purchases requiring it to use its own capital and MGM to meet client demand. These loans were payable on demand and accrued interest at 20% per annum. This note was subsequently replaced by the Promissory Note described below.

Due to Lender

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties, described above. This facility may supplement Anchor's $10 Million
Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. Anchor owed $0 and $290,000 to MGM under the Promissory Note as of December 31, 2011 and 2010, respectively. Anchor paid $16,669 and $152,918 of interest to MGM during the years ended December 31, 2011 and 2010, respectively.

9. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

On January 31, 2007, the Board adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan.  In October 2009 the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares.

The general purpose of the plan is to provide an incentive to the Company’s employees, directors and consultants by enabling them to share in the future growth of the business.

At closing of the exchange transaction described above, M. Rubin and Brad Bernstein (“B. Bernstein”), the President of the Company, entered into employment contracts and stock option agreements.  Additionally, at closing two non-employee directors entered into stock option agreements.

The following summarizes M. Rubin’s employment agreement and stock options:

●	The employment agreement with M. Rubin currently retains his services as Co-chairman and Chief Executive Officer through January 31, 2013.

●
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

●
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

The following summarizes B. Bernstein’s employment agreement and stock options:

●	The employment agreement with B. Bernstein currently retains his services as President through January 31, 2013.

●
An annual salary of $240,000.  The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as the Company may hereafter adopt from time to time.  The Board approved an annual bonus program for Mr. Bernstein commencing with the 2011 fiscal year and ending with the 2014 fiscal year. The annual bonus is equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus is calculated on the Company’s audited GAAP financial statements.  B. Bernstein shall be entitled to a monthly automobile allowance of $1,000.

●
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

The following summarizes Mr. Hilton’s and Mr. McNiff’s employment agreements and stock options:

●	The employment agreement retains their services as Co-Presidents of Brookridge for a five-year period.

●	An annual salary of $120,000 per year.

●
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

The following summarizes employee stock option agreements entered into with five employees:

●
10-year options to purchase 50,000 shares exercisable at prices of $1.00 and $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. The grant dates range from September 28, 2007 to November 30, 2009.  Vesting periods range from one to four years. If any employee ceases being employed by the Company for any reason, all vested and unvested options shall terminate immediately.

The following table summarizes information about stock options as of December 31, 2011:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,885,000	5 years	1,883,750
$1.00	45,000	7 years	17,500
$0.62	500,000	7 years	500,000
	2,430,000		2,401,250

The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model with the following assumptions:

Exercise price	$1.00
Term	10 years
Volatility	.85
Dividends	0%
Discount rate	3.73%

The fair value amounts recorded for these options in the statement of operations for the year ended December 31, 2011 was $4,738 and at December 31, 2010 was $22,276. Options cancelled for the year ended December 31, 2011 and 2010 totaled $1,131 and $17,905, respectively.

The pre-tax fair value effect recorded for these options in the statement of operations for the years ending December 31, 2011 and 2010 was as follows:

	2011	2010

Fully vested stock options	$2,014	$411
Unvested portion of stock options	2,724	21,865
	$4,738	$22,276

Stock option activity and weighted average exercise price is summarized as follows:

	2011		2010		2009
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,440,000	1.10	2,691,500	1.10	2,074,000	1.25
Granted	-	-	-	-	856,500	0.78
Canceled	(10,000)	1.00	(251,500)	1.00	(239,000)	1.20
Exercised	-	-	-	-	-	-

Outstanding at end of year	2,430,000	1.12	2,440,000	1.12	2,691,500	1.10

Exercisable at end of year	2,401,250	1.12	2,397,500	1.12	2,349,167	1.12

10. WARRANTS:

The stock placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock.  The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.0462:

Exercise price	$1.10
Term	5 years
Volatility	2.5
Dividends	0%
Discount rate	4.70%

On January 26, 2012, the Company extended the term of these warrants for one more year until January 31, 2013.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of December 31, 2011:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 Month	1,342,500
$1.00	2,000,004	8 years	2,000,004

11.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the year ending December 31,
	2011	2010
Staffing	$147,103	$206,182
Transportation	670,090	694,641
Service	1,351,193	1,036,682
Other	141,760	102,520
Publishing	94,396	474,369
	$2,404,542	$2,514,394

Major Customers – The Company did not have any major customers for the year ending December 31, 2011. The Company had one major customer in 2010 which represented 10 percent or more of its revenues.  The major customer in 2010 accounted for 15.4% of the Company’s revenues for the year ended December 31, 2010. In March, 2011, this customer paid all of is fees and obligations to the Company and no longer required the Company’s services.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts. During the year ended December 31, 2011, the Company from time to time may have had amounts on deposit in excess of the insured limits. As of December 31, 2011, the Company had $106,187 in excess of the insured limits.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:
	For the year ending December 31,
	2011	2010
To a financial institution	$489,631	$673,265
To a related party	16,669	152,918
Total	$506,300	$826,183

 Non-cash financing and investing activities consisted of the following:

For the year ending 2011 –
None

For the year ending 2010 –

Exchange of 908,262 preferred shares for 4,541,310 common shares.

13.  INCOME TAXES:

For the year ended December 31, 2011, the Company was able to offset its taxable income through the utilization of  net operating loss carryforwards, therefore no current taxes were incurred.   For the year ended December 31, 2010, the Company had taxable income from continuing operations, which were offset by net operating loss carryforwards, therefore no current taxes were incurred.

The following table reconciles the total provision for income taxes from continuing operations recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34%:

	2011	2010

Tax expense (benefit) at statutory rate	95,000	$(4,000)
State tax expense (benefit)	11,000	(1,000)
Change in valuation allowance	(106,000)	5,000

Income taxes	$-	$-

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes.  Deferred tax assets at December 31, 2011 and 2010 were as follows:

	2011	2010

Stock based compensation	$77,000	$76,000
Allowance for doubtful accounts	7,000	32,000
Net operating loss carry-forwards	1,624,000	1,706,000

Gross deferred tax assets	1,708,000	1,814,000

Valuation reserve	(1,708,000)	(1,814,000)
Income taxes	$-	$-

Primarily due to taxable income in 2011, the Company’s net deferred tax asset (prior to any valuation allowance) decreased to $1,708,000.  All available evidence, both positive and negative, was considered to determine whether any impairment of this asset should be recognized.  Based on consideration of the available evidence including historical losses which must be treated as substantial negative evidence and the potential of future taxable income, a $1,708,000 valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses that are expected to be realized.  If realized, the tax benefit for this item will reduce current tax expense for that period as it did for the year ended December 31, 2011.

The Company has the following net operating loss carryforwards available to offset future taxable income:

	Amount	Expiration

Federal	$4,035,000	2022 - 2025

State	$1,300,000	2022 - 2025

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2011, federal tax returns remained open for Internal Revenue Service review for tax years after 2008, while state tax returns remain open for review by state taxing authorities for tax years after 2007.  There were no federal or state income tax audits being conducted at December 31, 2011.

14. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, and Boca Raton, FL.  All lease agreements are with unrelated parties.

There are two Charlotte leases for adjoining spaces that expire on May 31, 2012 and may be renewed for an additional year.  The monthly rent for the combined space is approximately $2,340. The Company plans to renew this lease for an additional year.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,313. On October 6, 2011, this lease was renewed for an additional two years.

The rental expense for the years ended December 31, 2011 and 2010 was approximately $43,903 and $46,176, respectively.  The future minimum lease payments are as follows:

2012	$27,456
2013	13,129
$40,585

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

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Our Brookridge operations have been reclassified as discontinued operations in Consolidated Financial Statements for the year ended December 31, 2010.  The following is a summary of the operating results of our discontinued operations:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Net finance revenues	$-	$689,010
Net income (loss)	$(4,000)	$(481,834)

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

The Agreement provided that the Company controls collection and recovery efforts under the Sherburne Account and shall keep Buyers reasonably informed concerning substantive developments pertaining thereto. The Buyers and the Company in connection with such collection and recovery efforts shall share all out-of-pocket costs and expenses, as well as all collections, in the proportion of eighty percent (80%) by the Company and ten percent (10%) by each Buyer.  The Company shall pay to Buyers their share of any collections promptly after receipt of same and shall, from time to time, provide each Buyer with copies of any and all invoices related to the shared costs and expenses, proof of payment therefor and invoice for such expenses as they are incurred, which such invoices shall be payable by each Buyer within twenty (20) days after delivery.  In the event Buyers shall fail to make any payment due in accordance with the foregoing within ten (10) days after receiving notice concerning a failure to pay any such invoice, they shall forfeit any and all rights to share in collections.

16. SUBSEQUENT EVENTS:

On March 20, 2012, M. Rubin and B. Bernstein were each granted 10 year options to purchase 250,000 shares of common stock each for a total of 500,000 shares. Due to the anti-dilution provisions of our Series 1 Convertible Preferred Stock, this grant caused an adjustment of our preferred stock into common stock. Each share of Series 1 Preferred Stock is now convertible into 5.1 shares of the Company’s Common Stock. The holders of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2011.

Item 9.B.  Other Information.

On March 20, 2012, M Rubin and B. Bernstein were each granted 10 year options to purchase 250,000 shares of common stock each for a total of 500,000 shares. Due to the anti-dilution provisions of our Series 1 Convertible Preferred Stock, this grant caused an adjustment of our preferred stock into common stock. Each share of Series 1 Preferred Stock is now convertible into 5.1 shares of the Company’s Common Stock. The holders of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below.
Name (1)	Age	Position
George Rubin*	82	Co-Chairman of the Board and Co-Founder

Morry F. Rubin*	52	Co-Chairman, CEO, Director, Co-Founder

Brad Bernstein	46	President, CFO, Director and Co-Founder

Kenneth Smalley	48	Director

E. Anthony Woods	71	Director
__________________
* George Rubin is the father of Morry F. Rubin.

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.
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

Code of Ethics

Effective March 3, 2003, the Securities & Exchange Commission requires registrants like the Company to either adopt a code of ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer or explain why the Company has not adopted such a code of ethics. For purposes of item 406 of Regulation S-K, the term “code of ethics” means written standards that are reasonably designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities & Exchange Commission and in other public communications made by the Company;

●	Compliance with applicable governmental law, rules and regulations;
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
●	Accountability for adherence to the code.

As of the date of this Form 10-K, we have not adopted a code of ethics and none is anticipated until an audit committee is appointed to oversee its anticipated provisions.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file.  During fiscal 2011, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge.

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2011 and 2010 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2011; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2011 with compensation during fiscal year ended 2011 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2011.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Morry F. Rubin	2010	$1.00	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000	$18,000
Chief Executive Officer (4)	2011	$1.00	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000	$18,000

Brad Bernstein	2010	$240,000	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000	$252,000
President	2011	$240,000	$14,486	$-0-	$-0-	$-0-	$-0-	$12,000	$266,486
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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2011 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Morry F. Rubin	650,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	- 0-	.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	950,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
N/A – Not applicable.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	2011 Annual Salary(1)	Bonus (2)
Morry F. Rubin	Chief Executive Officer	$1 (1)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.

Brad Bernstein	President	$240,000 (2)	Annual bonus equal to 5% of annual net income provided net income is equal to or greater than $200,000.
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

(2)
The Company shall pay Mr. Bernstein a fixed base salary of $205,000 during the first year of the Employment Term (commencing January 31, 2007), $220,000 during the second year of the Employment Term and $240,000 during the Third Year and any additional year of the Employment Term. The Board may periodically review Mr. Bernstein’s Base Salary and may determine to increase (but not decrease) the Base Salary, in accordance with such policies as the Company may hereafter adopt from time to time, if it deems appropriate. The Board approved an annual bonus program for Mr. Bernstein commencing with the 2011 fiscal year and ending with the 2014 fiscal year. The annual bonus is equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus is calculated on the Company’s audited GAAP financial statements.

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

●	Each Executive shall receive a base salary and bonuses as described above. M. Rubin and Bernstein shall be entitled to a monthly automobile allowance of $1,500 and $1,000, respectively;

●
M. Rubin and Bernstein were granted on January 31, 2007 10-year options to purchase 650,000 and 950,000 shares, respectively, exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.   All options granted to them have vested.

●
The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. On December 2, 2011, each Agreement renewed for one additional year through the close of business on January 31, 2013;

●
Each Executive shall be required to devote his full business time and efforts to the business and affairs of the Company. Each executive shall be entitled to indemnification to the full extent permitted by law. Each executive is subject to provisions relating to non-compete, non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter (other than for termination without cause or by the Executive for good reason).

●
Each Executive shall be entitled to participate in such Executive benefit and other compensatory or non-compensatory plans that are available to similarly situated executives of the Company and shall be entitled to be reimbursed for up to $25,000 of medical costs not covered by the Company’s health insurance per year.

●
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

2011 Compensation

The following table shows the overall compensation earned for the 2011 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2011.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Kenneth Smalley, Director	$9,500	$-0-	$-0-	$-0-	$-0-	$-0-	$9,500

George Rubin, Director (4)	$9,500	$-0-	$-0-	$-0-	$-0-	$-0-	$9,500

E. Anthony Woods, Director	$9,500	$-0-	$-0-	$-0-	$-0-	$-0-	$9,500

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

The following table shows the amounts that have been granted under the Plan as of  December 31, 2011:

2007 Omnibus Equity Compensation Plan
Name and Position	Dollar Value ($)		Number of Options

Morry R. Rubin, Chief Executive Officer (2)	-0-	(1)	900,000

Brad Bernstein, President (2)	-0-	(1)	1,200,000

Executive Group (two persons) (2)	-0-	(1)	2,100,000

Non-Executive Director Group (two persons) (2)	-0-	(1)	280,000

Non-Executive Officer Employee Group (three persons)	-0-	(1)	50,000
    ______________

(1)	The dollar value of these options is based upon the fair market value of our common stock as of the close of business on December 31, 2011, less the exercise price of each respective option.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 20, 2012, we have 18,634,369 shares of Common Stock and 376,387 shares of Series 1 Preferred Stock issued and outstanding.  In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into only 5.1 common shares.  Accordingly, the 376,387 shares of Series 1 Preferred Stock are convertible into 1,919,574 shares of Common Stock with the equivalent voting rights of 2,178,415 common shares   The following table sets forth information regarding the economic ownership of our company Common Stock by:

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
Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Morry F. Rubin (1)	6,071,340	29.7

George Rubin (1)	3,987,840	20.7

Ilissa and Brad Bernstein (2)	3,450,000	17.2

E. Anthony Woods (4)	100,000	.5

Kenneth Smalley (3)	180,000	1.0

All officers and directors as a group (five persons) (5)	13,527,180	61.2

Buechel Family Ltd Partnership (6)	1,254,926	6.7

Buechel Patient Care Research & Education Fund (6)	1,254,926	6.7

Marc Malaga	2,205,100	11.8

*	Represents less than 1% of the outstanding shares.
 _____________________
(1)
Morry Rubin’s beneficial ownership includes options/warrants to purchase 1,816,672 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts and warrants to purchase 666,672 shares.

(2)
Of the 3,450,000 shares beneficially owned by them, 2,000,000 common are owned by Ilissa Bernstein, Brad Bernstein’s wife. The remaining 1,450,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes options to purchase 180,000 shares of Common Stock.
(4)	Includes options to purchase 100,000 options granted to Mr. Woods.
(5)	Includes all options and warrants to purchase 3,546,672 shares.
(6)
This person beneficially owns 31,812 shares of Series 1 Preferred Stock convertible into 162,241 shares of Common Stock, with the voting rights of 184,118 shares. Each beneficial owner has the right to vote at each stockholder meeting the equivalent of 1,276,840 shares of Common Stock. These beneficial owners are under common control of Frederick Buechel.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2011 and relates to our 2007 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise Of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity Compensation Plans	2,430,000	$1.12	1,570,000

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

In connection with closing, Brookridge entered into a credit agreement (the “Credit Agreement”) with MGM Funding, LLC, a limited liability owned and controlled by the Company’s Co-Chairmen, Morry F. Rubin and George Rubin, and Marc Malaga, a principal stockholder (“Lender”), pursuant to which Lender provided a senior credit facility to Brookridge of up to $3.7 million.  Morry F. Rubin is the managing member of MGM and Chief Executive Officer of the Company.  Loans under the Credit Agreement were secured by all of Brookridge’s assets and bore interest at a 20% annual rate.  The Credit Agreement contained standard representations, covenants and events of default for facilities of this type.  Occurrence of an event of default allowed the Lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosing on collateral.

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

On March 23, 2010, the Board of Directors approved Anchor entering into a Promissory Note for up to $2 million from MGM Funding, LLC. Morry F. Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility. The Promissory Note was to assist Anchor in funding up to 50% of the funds employed for a specific client that Anchor’s senior lender would only fund up to 50% of the funds employed. The senior lender’s limitation is based on the size of the client’s credit facility. The MGM Promissory Note is a demand note.

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

Item 14.   Principal Accounting Fees and Services.

Audit Fees

During fiscal 2011, the aggregate fees billed for professional services rendered by Scott and Company LLP (the “Independent Auditors”) for the 2010 audit of the Company's annual consolidated financial statements totaled approximately $48,500, excluding expenses.  $0 was paid to Scott and Company LLP for the 2009 annual audit in 2010. Approximately $55,000 was paid to Cherry, Bekaert & Holland, LLP in 2010 for the 2009 audit.

Financial Information Systems Design and Implementation Fees

During 2011 and 2010, there were $-0- in fees billed for professional services by Scott and Company LLP, rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2011, there were $23,400 in fees, excluding expenses, billed for professional services rendered by Scott and Company, LLP for review of the Company’s quarterly filings with the Securities and Exchange Commission.  During fiscal 2010, there were $7,741 and $17,000 in fees billed for professional services rendered by Scott and Company LLP and Cherry, Bekaert & Holland, LLP, respectively, for review of the Company's quarterly filings with the Commission.

Part IV.

Item 15.   Exhibits,Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-17 and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2011 and 2010:

Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Notes to Financial Statements

Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares *
99.4	Press Release – Year End Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(b)	Financial Statement Schedules

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
Brad Bernstein, President
and Principal Financial Officer

Dated: Boca Raton, Florida March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Brad Bernstein	President and	March 29, 2012
Brad Bernstein	Principal Financial Officer

/s/ Morry F. Rubin	Principal Executive Officer	March 29, 2012
Morry F. Rubin	Director and Co-Chairman of the Board

/s/ George Rubin	Co-Chairman of the Board	March 29, 2012
George Rubin

/s/ E. Anthony Woods	Director	March 29, 2012
E. Anthony Woods

/s/ Kenneth Smalley	Director	March 29, 2012
Kenneth Smalley

Morry F. Rubin, Brad Bernstein, George Rubin, E. Anthony Woods and Kenneth Smalley represent all the current members of the Board of Directors.