Form 10-Q
period 2012-03-31
Anchor Funding Services, Inc.
filed 2012-05-11
CIK 1397047

vSECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2012

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

As of March 31, 2012, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$523,670	$306,571
Retained interest in purchased accounts receivable, net	7,188,309	6,331,156
Earned but uncollected fee income	135,884	157,070
Prepaid expenses and other	72,446	70,924
Total current assets	7,920,309	6,865,721

PROPERTY AND EQUIPMENT, net	14,338	17,030

SECURITY DEPOSITS	5,486	5,486

	$7,940,133	$6,888,237

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$5,413,734	$4,427,343
Accounts payable	73,011	45,376
Accrued payroll and related taxes	58,126	60,918
Accrued expenses	33,134	29,609
Collected but unearned fee income	32,171	36,939
Total current liabilities	5,610,176	4,600,185

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,470,522	7,465,386
ACCUMULATED DEFICIT	(5,813,837)	(5,850,606)
	2,329,957	2,288,052

	$7,940,133	$6,888,237

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended March 31,

	(Unaudited)	(Unaudited)
	2012	2011
FINANCE REVENUES	$542,496	$587,292
INTEREST EXPENSE - financial institution	(90,323)	(148,594)
INTEREST EXPENSE - related party	-	(2,240)

NET FINANCE REVENUES	452,173	436,458
BENEFIT FOR CREDIT LOSSES	-	32

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	452,173	436,490

OPERATING EXPENSES	415,404	415,453

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	36,769	21,037

INCOME TAXES	-	-

INCOME FROM CONTINUING OPERATIONS	36,769	21,037

LOSS FROM DISCONTINUED OPERATIONS	-	(4,000)

NET INCOME	$36,769	$17,037

BASIC EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$-	$-
LOSS FROM DISCONTINUED OPERATIONS	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$-	$-

DILUTED EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$-	$-
LOSS FROM DISCONTINUED OPERATIONS	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,634,369	17,763,618
Dilutive	20,516,132	20,572,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2012

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2011	$671,409	$1,863	$7,465,386	$(5,850,606)	$2,288,052

Provision for compensation expense related to issued stock options	-	-	1,302	-	1,302

Provision for compensation expense related to issued warrants	-	-	3,834	-	3,834

Net income	-	-	-	36,769	36,769

Balance, March 31, 2012 (unaudited)	$671,409	$1,863	$7,470,522	$(5,813,837)	$2,329,957

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$36,769	$21,037
Loss from discontinued operations	-	(4,000)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,041	5,043
Compensation expense related to issuance of stock options	1,302	58
Compensation expense related to issuance of warrants	3,834	-
(Increase) decrease in retained interest in purchased
accounts receivable	(857,153)	405,533
Decrease in earned but uncollected	21,186	51,826
(Increase) in prepaid expenses and other	(1,522)	(1,364)
Increase in accounts payable	27,635	70,421
(Decrease) increase in accrued payroll and related taxes	(2,792)	2,562
(Decrease) increase in collected but not earned	(4,768)	10,199
Increase (decrease) in accrued expenses	3,525	(19,756)
Net cash (used in) provided by operating activities	(766,943)	541,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,349)	(3,186)
Net cash used in investing activities	(2,349)	(3,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments to) financial institution, net	986,391	(137,936)
Repayments to lender	-	(50,000)
Net cash provided by (used in) financing activities	986,391	(187,936)

INCREASE IN CASH	217,099	350,437

CASH, beginning of period	306,571	163,320

CASH, end of period	$523,670	$513,757

The accompanying notes to the consolidated financial statements are an integral part of these statements.

           ANCHOR FUNDING SERVICES, INC.

Notes To Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

(Unaudited)

The Consolidated Balance Sheet as of March 31, 2012, the Consolidated Statements of Operations and Consolidated Statements of Changes In Stockholders’ Equity for the three months ended March 31, 2012 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011, and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2011.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2011 reflect the historical operations of Brookridge as discontinued operations. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months ended March 31, 2011.

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

For both Fixed and Variable Transaction fees, the Company recognizes revenue by using one of two methods depending on the type   ofcustomer.  For new customers the Company recognizes revenue using the cost recovery method.  For established customers theCompany recognizes revenue using the accrual method.

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

Management considered approximately $17,500 of their March 31, 2012 and December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2012, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $106,100.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $68,000 and $58,000 for the quarters ended March 31, 2012 and 2011, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending March 31, 2012 and 2011, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares have not been included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.

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

See Note 8 for the impact on the operating results for the three months ended March 31, 2012 and 2011.

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

The Company applied guidance for accounting for uncertainty in income tax positions to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the related FASB interpretation. For the three months ended March 31, 2012 and 2011, the Company recognized no liability for uncertain tax positions.

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

In May 2011, the “FASB” issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We adopted this guidance effective January 1, 2012, as required, and the adoption did not have a significant impact to our consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of changes in comprehensive income in either one continuous or two separate, but consecutive, financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We adopted this new guidance effective January 1, 2012, as required. The adoption did not have a significant impact on our consolidated financial statements. We are now presenting components of comprehensive income on one statement, our unaudited Consolidated Statements of Income and Other Comprehensive Income.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	March 31, 2012	December 31, 2011
Purchased accounts receivable outstanding	$8,821,766	$7,655,933
Purchase order advances	11,095	105,000
Reserve account	(1,627,052)	(1,412,277)
Allowance for uncollectible invoices	(17,500)	(17,500)
	$7,188,309	$6,331,156

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	March 31, 2012	December 31, 2011
Staffing	$53,471	$548,031
Transportation	1,433,068	1,831,051
Service	4,950,751	3,969,574
Other	768,519	-
	$7,205,809	$6,348,656

Total purchased invoices were as follows:

	For the quarters ended March 31,
	2012	2011
Purchased invoices	$20,245,117	$20,574,194
Purchase order advances	96,730	948,815
	$20,341,847	$21,523,009

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2012	December 31, 2011
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	174,910	172,561
		219,641	217,292
Less: accumulated depreciation		(205,303)	(200,262)

		$14,338	$17,030

Depreciation expense was $5,041 and $5,043 for the quarters ended March 31, 2012 and 2011, respectively.

5.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of no more than four to one (4:1). The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type. In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $5,413,734 as of March 31, 2012 and $4,427,343 as of December 31, 2011.

On, November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval. This funding facility was based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution. Anchor paid .5% for the first 30 days of the face value for each invoice funded and .016% for each day thereafter until collected. In addition, interest on advances was paid monthly at the Prime Rate plus 2.0%. Anchor paid the financial institution various other monthly fees as defined in the agreement. The agreement required that Anchor use $1,000,000 of its own funds first to finance its clients. The agreement contained customary representations and warranties, events of default and limitations, among other provisions. The agreement was collateralized by a first lien on all Anchors’ assets. Borrowings on this agreement were partially guaranteed by the Company’s President and Chief Executive Officer. The partial guarantee was $250,000 each. On February 10, 2011, Anchor’s agreement with this financial institution was amended such that beginning February 10, 2011, Anchor would no longer pay discount fees and Anchor would pay interest on advances at the Prime Rate plus 8.0% through November 30, 2011 and at the Prime Rate plus 9.0% thereafter. On September 22, 2011, Anchor gave notice to this financial institution that it was electing not to renew the facility when it expired at the end of its current term on November 30, 2011, so that it could enter into the Rediscount Credit Facility described above.

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%. Dividends on Series 1 Convertible Preferred Stock ceased to accrue on the earlier of December 31, 2009, or the date they were converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.

Common Stock – The Company is authorized to issue 65,000,000 shares of $.0001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The shares issued in Series 1 Convertible Preferred Stock and Common Stock as of March 31, 2012 and December 31, 2011 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2011	376,371	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance March 31, 2012	376,371	18,634,369

7. RELATED PARTY TRANSACTION

Due to Lender

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties. This facility may supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. Anchor owed $0 to MGM under the Promissory Note as of March 31, 2012 and December 31, 2011.

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

•	10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. As of February 28, 2009, these options are fully vested.

•	In March 2012, M. Rubin received 10 year options to purchase 250,000 shares of the Company’s Common Stock at an exercise price of $.17 per share.

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein currently retains his services as President through January 31, 2013.

•
An annual salary of $240,000.  The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as the Company may hereafter adopt from time to time.  The Board approved an annual bonus program for Mr. Bernstein commencing with the 2011 fiscal year and ending with the 2014 fiscal year. The annual bonus is equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus is calculated on the Company’s audited US GAAP financial statements.  B. Bernstein shall be entitled to a monthly automobile allowance of $1,000.

•	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan. As of February 28, 2009, these options are fully vested.

•	In March 2012, Brad Bernstein received 10 year options to purchase 250,000 shares of the Company’s Common Stock at an exercise price of $.17 per share.

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

The following table summarizes information about stock options as of March 31, 2012:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,885,000	6 years	1,883,750
$1.00	45,000	8 years	17,500
$0.62	500,000	8 years	500,000
$0.17	500,000	10 years	500,000
	2,930,000		2,901,250

The Company recorded the issuance of these options in accordance with ASC 718. The following information was input into a Black Scholes option pricing model.

Exercise price	$0.17 to $1.25
Term	10 years
Volatility	.42 to 2.50
Dividends	0%
Discount rate	0.10% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending March 31, 2012 and 2011 was as follows:
	2011	2010

Fully vested stock options	$714	$-
Unvested portion of stock options	587	1,189
	1,301	1,189
Benefit for expired stock options	-	1,131
Provision	$1,301	$58

9. WARRANTS

In March, 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock. These warrants were due to expire on January 31, 2012, but were extended by the Company for an additional year. The following information was input into a Black Scholes option pricing model to compute a per warrant price of $.24 for the extended warrants:

	Original	Extension
Exercise price	1.10	$1.10
Term	5 years	6 years
Volatility	2.5%	42%
Dividends	0%	0%
Discount rate	4.7%	.05%

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of March 31, 2012:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 year	1,342,500
$1.00	2,000,004	8 years	2,000,004

10.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the three months ending March 31,
	2012	2011
Staffing	$27,670	$34,081
Transportation	156,729	162,765
Service	351,016	300,725
Other	7,081	36,369
Publishing	-	53,352
	$542,496	$587,292

Major Customers – For the three months ended March 31, 2012, the Company’s largest customer by revenues was a food service company which accounted for 10.21% of its revenues for the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company’s largest customer by revenues was a publishing company which accounted for 9% of its revenues.  In March 2011, this customer paid all of its fees and obligations to the Company and no longer required the Company’s services.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts. As of March 31, 2012, the Company had approximately $273,000 in excess of the insured limits.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

	For the three months ending March 31,
	2012	2011
To a financial institution	$90,323	$146,989
To a related party	-	2,240
Total	$90.323	$149,229

Non-cash financing and investing activities consisted of the following:

For the three months ending March 31, 2012

None.

For the three months ending March 31, 2011

None.

12.  INCOME TAXES:

As of December 31, 2011, the Company had approximately $4 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2012 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

The rental expense for the three months ended March 31, 2012 and 2011 was approximately $11,200 and $10,950, respectively.

Contingencies

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

On October 22, 2010, the Company filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

14. ACQUSITION AND DISCONTINUED OPERATIONS:

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Any Brookridge transactions are reclassified as discontinued operations in the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011.  For the three months ended March 31, 2012 and 2011 there were $0 and $4,000 of expenses related to  discontinued operations, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2011. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2011 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to purchase order funding and government contract funding. For certain service businesses, Anchor also provides back office support including payroll, payroll tax compliance and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms that serve small businesses in the United States and Canada and internal growth through various marketing initiatives. Our principal operations for Anchor are located in Charlotte, North Carolina. We maintain an executive office in Boca Raton, Florida which includes the Company’s sales and marketing functions.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months ended March 31, 2011.

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

For both Fixed and Variable Transaction fees, the Company recognizes revenue by using one of two methods depending on the type   ofcustomer.  For new customers the Company recognizes revenue using the cost recovery method.  For established customers theCompany recognizes revenue using the accrual method.

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

Management considered approximately $17,500 of their March 31, 2012 and December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2012, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $106,100.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $68,000 and $58,000 for the quarters ended March 31, 2012 and 2011, respectively.

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

Under the treasury stock method, options and warrants will have dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters ending March 31, 2012 and 2011, the average price of common stock was less than the exercise price of the options and warrants.

Also when there is a year-to-date loss from continuing operations, potential common shares have not been included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.

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

See Note 8 for the impact on the operating results for the three months ended March 31, 2012 and 2011.

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

The Company applied guidance for accounting for uncertainty in income tax positions to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the related FASB interpretation.  For the three months ended March 31, 2012 and 2011, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses..

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

The following table compares the operating results for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Finance revenues	$542,496	$587,292	$(44,796)	(7.6)
Interest income (expense), net and commissions	(90,323)	(150,834)	60,511	40.1
Net finance revenues	452,173	436,458	15,715	3.6
Benefit for credit losses	-	32	(32)	-
Finance revenues, net of interest expense and credit losses	452,173	436,490	15,683	3.6
Operating expenses	415,404	415,453	(49)	-
Net income from continuing operations before income taxes	36,769	21,037	15,732	74.8
Income tax (provision) benefit:	-	-	-	-
Income from continuing operations	36,769	21,037	15,732	74.8
Loss from discontinued operations	-	(4,000)	4,000	-
Net income	$36,769	$17,037	$19,732	115.8

Finance revenues decreased 7.6% for the three months ended March 31, 2012 to $542,496 compared to $587,292 for the comparable period of the prior year.   The change in revenue was primarily due to the loss of a major customer. This major customer accounted for approximately $53,000 in revenues for the three months ended March 31, 2011 compared to $0 in revenues for the three months ended March 31, 2012.

The Company had net interest expense of $90,323 for the three months ended March 31, 2012 compared to net interest expense of $150,834 for the three months ended March 31, 2011. This change is primarily the result of the Company refinancing its credit facility with a commercial bank at a lower cost and borrowing less.

Operating expenses from continuing operations for the three months ended March 31, 2012 were $415,404 compared to $415,453 for the three months ended March 31, 2011, a $49 difference. Operating expenses for the first quarter of 2012 versus 2011 were constant while at the same time the Company was able to replace a major customer by increasing its business from existing clients and new clients.

Reduced interest expense more than offset the decrease in finance revenues and resulted in net income from continuing operations for the three months ended March 31, 2012 of $36,769 compared to net income of $21,037 for the three months ended March 31, 2011.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $766,943 for the three months ended March 31, 2012 and was primarily due to cash used by operating assets, primarily to purchase accounts receivable. Cash used by operating assets and liabilities was primarily due to an increase of $857,153 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash provided by operating activities was $541,559 for the three months ended March 31, 2011 and was primarily due to cash provided by operating assets, and collections on accounts receivable.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the three months ended March 31, 2012, net cash used in investing activities was $2,349 for the purchase of property and equipment.

For the three months ended March 31, 2011 net cash used in investing activities was $3,186 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $986,391 for the three months ended March 31, 2012. This was the result of proceeds from the Company’s rediscount credit facility.

Net cash used in financing activities was $187,936 for the three months ended March 31, 2011 and was primarily due to repayments on borrowings from a financial institution and lender.

Capital Resources

We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note is to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaces an earlier agreement between the parties. This facility may supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note is a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceed $1 Million, then interest may accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. Anchor owed $0 to MGM under the Promissory Note as of March 31, 2012 and December 31, 2011.

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

On October 22, 2010, the Company filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the quarter ended March 31, 2012, there were no current developments involving the legal proceeding.

Item 1A.	Risk Factors:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)  For the three months ended March 31, 2012, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received, Commissions	Purchasers	Exemption from Registration Claimed

March 2012	Common Stock Options (1)	500,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder
.
(b)  Rule 463 of the Securities Act is not applicable to the Company.

(c)   In the three months ended March 31, 2012, there were no repurchases by the Company of its Common  Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	MINING AND SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.	EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –First Quarter Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1) Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event - November 21, 2008).
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
(9) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: May 10, 2012	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: May 10, 2012	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer