Form 10-Q
period 2012-06-30
Anchor Funding Services, Inc.
filed 2012-08-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2012

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

As of June 30, 2012, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	June 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$820,115	$306,571
Retained interest in purchased accounts receivable, net	9,344,051	6,331,156
Earned but uncollected fee income	202,154	157,070
Prepaid expenses and other	75,805	70,924
Total current assets	10,442,125	6,865,721

PROPERTY AND EQUIPMENT, net	11,229	17,030

SECURITY DEPOSITS	5,486	5,486

	$10,458,840	$6,888,237

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$6,686,886	$4,427,343
Due to participant	683,729	-
Promissory notes payable – related party	400,000	-
Accounts payable	62,066	45,376
Accrued payroll and related taxes	53,289	60,918
Accrued expenses	33,374	29,609
Collected but unearned fee income	31,166	36,939
Total current liabilities	7,950,510	4,600,185

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,480,295	7,465,386
ACCUMULATED DEFICIT	(5,645,237)	(5,850,606)
	2,508,330	2,288,052

	$10,458,840	$6,888,237

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ending June 30,		(Unaudited) For the six months ending June 30,
	2012	2011	2012	2011
FINANCE REVENUES	$712,749	$731,848	$1,255,245	$1,319,140
INTEREST EXPENSE - financial institutions	(143,499)	(138,693)	(233,822)	(287,287)
INTEREST EXPENSE - related party	(4,110)	(14,429)	(4,110)	(16,669)

NET FINANCE REVENUES	565,140	578,726	1,017,313	1,015,184
(PROVISION) BENEFIT FOR CREDIT LOSSES	14,104	(207)	14,104	(175)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	579,244	578,519	1,031,417	1,015,009

OPERATING EXPENSES	410,644	405,025	826,048	820,478

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	168,600	173,494	205,369	194,531

INCOME TAXES	-	-	-	-

INCOME FROM CONTINUING OPERATIONS	168,600	173,494	205,369	194,531

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(4,000)

NET INCOME	$168,600	$173,494	$205,369	$190,531

BASIC EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.01	$0.01	$0.01	$0.01
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$0.01	$0.01	$0.01

DILUTED EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.01	$0.01	$0.01	$0.01
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$0.01	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,634,369	17,763,618	18,634,369	17,763,618
Dilutive	20,516,132	20,572,341	20,516,132	20,572,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the six months ended June 30, 2012

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2011	$671,409	$1,863	$7,465,386	$(5,850,606)	$2,288,052

Provision for compensation expense related to issued stock options	-	-	5,327	-	5,327

Provision for compensation expense related to issued warrants	-	-	9,582	-	9,582

Net income	-	-	-	205,369	205,369

Balance, June 30, 2012 (unaudited)	$671,409	$1,863	$7,480,295	$(5,645,237)	$2,508,330

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$205,369	$194,531
Loss from discontinued operations	-	(4,000)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	9,995	10,181
Net compensation expense related to issuance of stock options and warrants	14,909	1,247
Allowance for uncollectible accounts	6,949	-
(Increase) decrease in retained interest in purchased
accounts receivable	(3,019,844)	1,513,996
Decrease (increase) in earned but uncollected	(45,084)	49,851
Decrease (increase) in prepaid expenses and other	(4,881)	22,624
(Decrease) increase in accounts payable	16,690	(4,977)
Decrease in accrued payroll and related taxes	(7,629)	(6,435)
Increase (decrease) in collected but not earned	(5,773)	18,153
Increase (decrease) in accrued expenses	3,765	(40,322)
Net cash (used in) provided by operating activities	(2,825,534)	1,754,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,194)	(4,389)
Net cash used in investing activities	(4,194)	(4,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) financial institution, net	2,259,543	(1,375,304)
Payments to lender	-	(290,000)
Proceeds from participant	683,729	-
Proceeds from promissory notes	400,000	-
Net cash provided by (used in) financing activities	3,343,272	(1,665,304)

INCREASE IN CASH	513,544	85,156

CASH, beginning of period	306,571	163,320

CASH, end of period	$820,115	$248,476

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.

Notes To Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

The Consolidated Balance Sheet as of June 30, 2012, the Consolidated Statements of Operations and Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2012, results of operations for the three months and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011, and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2011.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (the “Company”) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations for the three and six months ended June 30, 2011 and the consolidated statements of cash flows for the six months ended June 30, 2011 reflect the historical operations of Brookridge as discontinued operations. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations which has caused certain reclassifications within the financial statements and related footnotes. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations for the three and six months ended June 30, 2011 and the consolidated statements of cash flows for the six months ended June 30, 2011 as discontinued operations.

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

Management considered approximately $24,500 of their June 30, 2012 and $17,500 of their December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2012, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $106,000.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $67,400 and $58,500 for the quarters ended June 30, 2012 and 2011, respectively, and $135,700 and $114,200 for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters and six months ending June 30, 2012 and 2011, the average price of common stock was less than the exercise price of the options and warrants.

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

See Note 9 for the impact on operating results for the three months and six months ended June 30, 2012 and 2011.

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

The Company applied guidance for accounting for uncertainty in income tax positions to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the six months ended June 30, 2012 and 2011, the Company recognized no liability for uncertain tax positions.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We adopted this guidance effective January 1, 2012, as required, and the adoption did not have a significant impact to our consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive, financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We adopted this new guidance effective January 1, 2012, as required. The adoption did not have a significant impact on our consolidated financial statements. We are now presenting components of comprehensive income on one statement, our unaudited Consolidated Statements of Income and Other Comprehensive Income.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	June 30, 2012	December 31, 2011
Purchased accounts receivable outstanding	$11,534,102	$7,655,933
Purchase order advances	46,884	105,000
Reserve account	(2,212,486)	(1,412,277)
Allowance for uncollectible invoices	(24,449)	(17,500)
	$9,344,051	$6,331,156

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	June 30, 2012	December 31, 2011
Staffing	$389,005	$548,031
Transportation	1,648,505	1,831,051
Apparel	1,343,216	-
Service	4,505,066	3,969,574
Other	1,482,708	-
	$9,368,500	$6,348,656

Total purchased invoices were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Purchased invoices	$28,101,603	$20,920,248	$48,346,720	$41,109,126
Purchase order advances	115,231	653,660	211,961	1,987,791
	$28,216,834	$21,573,908	$48,558,681	$43,096,917

4.  PROPERTY AND EQUIPMENT:

	Estimated Useful Lives	June 30, 2012	December 31, 2011
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	176,755	172,561
		221,486	217,292
Less: accumulated depreciation		(210,257)	(200,262)
		$11,229	$17,030

Depreciation expense was $4,954 and $5,139 for the quarters ended June 30, 2012 and 2011, respectively and $9,995 and $10,181 for the six months ended June 30, 2012 and 2011, respectively.

5.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of no more than four to one (4:1).  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $6,686,886 as of June 30, 2012 and $4,427,343 as of December 31, 2011.

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

6. DUE TO PARTICIPANT:

On May 25, 2012, Anchor entered into a Participation Agreement with a funding company (Participant) whereby it sold an interest in one of its accounts so that it could accommodate the account's funding requirements and also mitigate some of Anchor’s credit exposure in the account. Anchor sold a 50% interest in the account to the Participant. Provided Anchor follows a standard of care as agreed to in the Participation Agreement, any credit losses, if they occur, would be shared equally between Anchor and the Participant. The Participant’s fee is paid monthly and is charged at the rate of 21% per annum of the average outstanding balance due to the Participant. The fee paid for the three and six months ended June 30, 2012 was $13,457 and is included in interest expense - financial institutions.  Anchor owed the Participant $683,729 as of June 30, 2012.

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

The dividend rate on Series 1 Convertible Preferred Stock is 8%.  Dividends were paid annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approved a cash dividend.  Dividends on Series 1 Convertible Preferred Stock ceased to accrue on the earlier of December 31, 2009, or the date they were converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.

Common Stock – The Company is authorized to issue 65,000,000 shares of $.0001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

The shares issued for Series 1 Convertible Preferred Stock and Common Stock as of June 30, 2012 and December 31, 2011 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2011	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance June 30, 2012	376,387	18,634,369

8. RELATED PARTY TRANSACTIONS:

Promissory notes payable

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note is for $200,000, has a 90 day term, and earns interest (payable monthly) at 15% per annum. At its option, Anchor may renew the Promissory Notes for an additional ninety days.The Promissory Notes are to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes are subordinate to and supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank.

Due to Lender

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC (MGM). Morry Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note was to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaced an earlier agreement between the parties. This facility was to supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note was a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceeded $1 Million, then interest could accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. This note was paid in full as of December 31, 2011 and is no longer available to Anchor.  Anchor paid $0 and $2,240 of interest to MGM for the six months ended June 30, 2012 and 2011, respectively.

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

The following table summarizes information about stock options as of June 30, 2012:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,885,000	6 years	1,883,750
$1.00	45,000	8 years	17,500
$0.62	500,000	8 years	500,000
$0.17	500,000	10 years	500,000
$0.25	180,000	10 years	60,000
	3,110,000		2,961,250

The Company recorded the issuance of these options in accordance with ASC 718.  The following information was input into a BSM.

Exercise price	$0.17 to $1.25
Term	10 years
Volatility	.41 to 2.50
Dividends	0%
Discount rate	0.08% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending June 30, 2012 and 2011 was as follows:

	2012	2011

Fully vested stock options	$-	$-
Unvested portion of stock options	5,327	2,378
	5,327	2,378
Benefit for expired stock options	-	(1,131)
Provision, net	$5,327	$1,247

10. WARRANTS

In March, 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock. These warrants were due to expire on January 31, 2012, but were extended by the Company for an additional year. The following information was input into BSM to compute a per warrant price of $.240:

Exercise price	$1.10
Term	6 years
Volatility	42%
Dividends	0%
Discount rate	.05%

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of June 30, 2012:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 year	1,342,500
$1.00	2,000,004	8 years	2,000,004
	3,342,504		3,342,504

11.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Apparel	$59,388	$-	$61,182	$-
Transportation	171,240	181,669	330,039	327,511
Staffing	17,798	34,806	46,545	70,350
Service	387,970	417,315	737,940	697,572
Other	76,353	98,058	79,539	134,287
Publishing	-	-	-	89,420
	$712,749	$731,848	$1,255,245	$1,319,140

Major Customers – For the three months ended June 30, 2012, the Company did not have a customer that accounted for 10% or more of its revenues.

For the six months ended June 30, 2012, the Company did not have a customer that accounted for 10% or more of its revenues.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

	For the six months ending June 30,
	2012	2011
To a financial institution	$220,854	$288,437
To a related party	-	16,669
Total	$220,854	$305,106

Non-cash financing and investing activities consisted of the following:

For the three months ending June 30, 2012

None.

For the three months ending June 30, 2011

None.

13.  INCOME TAXES:

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

There are two Charlotte leases for adjoining spaces that expire on May 31, 2013 and may be renewed for an additional year.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL. The monthly rental is approximately $1,313. On October 6, 2011, this lease was renewed for an additional two years.

The rental expense for the six months ended June 30, 2012 and 2011 was approximately $22,300 and $21,880, respectively.

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

15. ACQUSITION AND DISCONTINUED OPERATIONS:

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Any Brookridge transactions are reclassified as discontinued operations in the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011 there were $0 and $4,000 of expenses related to discontinued operations, respectively.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations for the three and six months ended June 30, 2011 and the consolidated statements of cash flows for the six months ended June 30, 2011 as discontinued operations.

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

Management considered approximately $24,500 of their June 30, 2012 and $17,500 of their December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2012, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $106,000.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $67,400 and $58,500 for the quarters ended June 30, 2012 and 2011, respectively, and $135,700 and $114,200 for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  For the quarters and six months ending June 30, 2012 and 2011, the average price of common stock was less than the exercise price of the options and warrants.

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

See Note 9 for the impact on operating results for the three months and six months ended June 30, 2012 and 2011.

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

The Company applied guidance for accounting for uncertainty in income tax positions to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the six months ended June 30, 2012 and 2011, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

The following table compares the operating results for the three months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Finance revenues	$712,749	$731,848	$(19,099)	(2.6)
Interest expense, net and commissions	(147,609)	(153,122)	5,513	(3.6)
Net finance revenues	565,140	578,726	(13,586)	(2.3)
Benefit (provision) for credit losses	14,104	(207)	14,311
Finance revenues, net of interest expense and credit losses	579,244	578,519	725	0.1
Operating expenses	410,644	405,025	5,619	1.4
Net income before income taxes	168,600	173,494	(4,894)	(2.8)
Income tax (provision) benefit:	-	-	-	-
Net income	$168,600	$173,494	$(4,894)	(2.8)

Finance revenues from continuing operations decreased 2.6% for the three months ended June 30, 2012 to $712,749 compared to $731,848 for the comparable period of the prior year.   The finance revenues for the three months ended June 30, 2011 include a one-time fee of approximately $55,000 from a client for terminating its contract early. Excluding this fee, finance revenues increased approximately 5.3% or $35,901 due to an increase in business from existing clients and new clients.

The Company had interest expense from continuing operations of $147,609 for the three months ended June 30, 2012 compared to interest expense of $153,122 for the three months ended June 30, 2011. While the Company refinanced its credit facility with a commercial bank in November 2011 that lowered its cost of funds, the Company’s average borrowings were higher for the three months ended June 30, 2012. This in addition to the Company incurring higher interest expense for borrowings under its participation arrangement and promissory notes payable (see Notes 6 and 8), partially offset the savings from the reduced cost of the commercial banks’ credit facility.

The Company had a benefit for credit losses of $14,104 for the three months ended June 30, 2012 compared to a provision for credit losses of $207 for the three months ended June 30, 2011. The benefit is primarily the result of a $21,000 cash recovery for a credit loss that was recorded in 2009.

Operating expenses from continuing operations for the three months ended June 30, 2012 were $410,644 compared to $405,025 for the three months ended June 30, 2011, a $5,619 difference.  This is consistent with the Company’s current objective to keep operating expenses constant.

The Company’s net income from continuing operations for the three months ended June 30, 2012 was $168,600 compared to $173,494 for the three months ended June 30, 2011. Increased business from new and existing clients along with a benefit for credit losses of approximately $14,000 partially offset the one-time fee described above of approximately $55,000 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

The following table compares the operating results for the six months ended June 30, 2012 and June 30, 2011:

	2012	2011	$ Change	% Change
Finance revenues	$1,255,245	$1,319,140	$(63,895)	(4.8)
Interest expense, net and commissions	(237,932)	(303,956)	66,024	(21.7)
Net finance revenues	1,017,313	1,015,184	2,129	0.2
Benefit (provision) for credit losses	14,104	(175)	14,279	-
Finance revenues, net of interest expense and credit losses	1,031,417	1,015,009	16,408	1.6
Operating expenses	826,048	820,478	5,570	0.7
Net income from continuing operations before income taxes	205,369	194,531	10,838	5.6
Income tax (provision) benefit:	-	-	-	-
Income from continuing operations	205,369	194,531	10,838	5.6
Loss from discontinued operations	-	(4,000)	4,000	-
Net income	$205,369	$190,531	$14,838	5.6

Finance revenues from continuing operations decreased 4.8% for the six months ended June 30, 2012 to $1,255,245 compared to $1,319,140 for the comparable period of the prior year.   The finance revenues for the six months ended June 30, 2011 include a one-time fee of approximately $55,000 from a client for terminating its contract early. Excluding this fee, finance revenues decreased approximately 0.7% or $9,000.

The Company had interest expense from continuing operations of $237,932 for the six months ended June 30, 2012 compared to interest expense of $303,956 for the six months ended June 30, 2011. This change is primarily the result of the Company refinancing its credit facility with a commercial bank at a lower cost in November 2011.

The Company had a benefit for credit losses of $14,104 for the six months ended June 30, 2012 compared to a provision for credit losses of $175 for the six months ended June 30, 2011. The benefit is primarily the result of a $21,000 cash recovery for a credit loss that was recorded in 2009.

Operating expenses from continuing operations for the six months ended June 30, 2012 were $826,048 compared to $820,478 for the six months ended June 30, 2011, a $5,570 difference.  This is consistent with the Company’s current objective to keep operating expenses constant.

Reduced interest expense, combined with the benefit for credit losses more than offset the decrease in finance revenues and resulted in net income from continuing operations for the six months ended of $205,369 compared to $194,531 for the six months ended June 30, 2012.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $2,825,534 for the six months ended June 30, 2012 and was primarily due to our net income for the period and cash used by operating assets, primarily from an increase of $3,012,895 in purchased accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2012, net cash used in investing activities was $4,194 for the purchase of property and equipment.

For the six months ended June 30, 2011 net cash used in investing activities was $4,389 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,343,272 for the six months ended June 30, 2012, and was primarily due to proceeds of $2,259,543, $400,000 and $683,729 from a financial institution, promissory notes from related parties and a participant, respectively.

Net cash used in financing activities was $1,665,304 for the six months ended June 30, 2011, and was primarily due to repayments on borrowings from a financial institution and lender.

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

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note is for $200,000, has a 90 day term, and earns interest (payable monthly) at 15% per annum. At its option, Anchor may renew the Promissory Notes for an additional ninety days.The Promissory Notes are to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes are subordinate to and supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank.

On May 25, 2012, Anchor entered into a Participation Agreement with a funding company (Participant) whereby it sold an interest in one of its accounts so that it could accommodate the accounts funding requirements and also mitigate some of Anchor’s credit exposure in the account. Anchor sold a 50% interest in the account to the Participant. Provided Anchor follows a standard of care as agreed to in the Participation Agreement, any credit losses, if they occur, would be shared equally between Anchor and the Participant. The Participant’s fee is paid monthly and is charged at the rate of 21% per annum of the average outstanding balance due to the Participant. The fee paid for the three and six months ended June 30, 2012 was $13,457 and is included in interest expense - financial institutions. Anchor owed the Participant $683,729 as of June 30, 2012.

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC (MGM). Morry Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note was to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaced an earlier agreement between the parties. This facility was to supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note was a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceeded $1 Million, then interest could accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. This note was paid in full as of December 31, 2011 and is no longer available to Anchor.  Anchor paid $0 and $2,240 of interest to MGM for the six months ended June 30, 2012 and 2011, respectively.
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

On October 22, 2010, the Company filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the quarter ended June 30, 2012, there were no current developments involving the current legal proceeding.

Item 1A.	Risk Factors:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	For the six months ended June 30, 2012, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received Commissions	Purchasers	Exemption from Registration Claimed

March 2012	Common Stock Options (1)	500,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

June 2012	Common Stock Options (2)	180,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder
(1)	Options are exercisable at $0.17 per share; (2) options are exercisable at 0.25 per share.

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the six months ended June 30, 2012, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	MINE AND SAFETY DISCLOSURES:

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.	EXHIBITS:

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –Second Quarter Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema **
101.SCH	Document, XBRL Taxonomy Extension **
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition **
101.DEF	Linkbase,XBRL Taxonomy Extension Labels **
101.LAB	Linkbase, XBRL Taxonomy Extension **
101.PRE	Presentation Linkbase **
___________________
* Filed herewith.
** To be filed by amendment

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(9)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: August 14, 2012	By:	/s/ Morry F. Rubin
Morry F. Rubin
Principal Executive Officer

Date: August 14, 2012	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Financial Officer