Form 10-Q/A
period 2012-06-30
Anchor Funding Services, Inc.
filed 2012-08-21
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.                 EXHIBITS:

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

ANCHOR FUNDING SERVICES, INC.

Date: August 21, 2012	By:	/s/ Morry F. Rubin
Morry F. Rubin
Principal Executive Officer

Date: August 21, 2012	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Financial Officer

4