Form 10-Q
period 2012-09-30
Anchor Funding Services, Inc.
filed 2012-11-13
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2012

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

As of September 30, 2012, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	September 30,	December 31,
	2012	2011
CURRENT ASSETS:
Cash	$1,416,592	$306,571
Retained interest in purchased accounts receivable, net	6,370,882	6,331,156
Earned but uncollected fee income	134,202	157,070
Prepaid expenses and other	71,375	70,924
Total current assets	7,993,051	6,865,721

PROPERTY AND EQUIPMENT, net	16,539	17,030

SECURITY DEPOSITS	5,486	5,486

	$8,015,076	$6,888,237

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$5,192,328	$4,427,343
Accounts payable	50,949	45,376
Accrued payroll and related taxes	51,370	60,918
Accrued expenses	70,604	29,609
Collected but unearned fee income	22,053	36,939
Total current liabilities	5,387,304	4,600,185

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,488,719	7,465,386
ACCUMULATED DEFICIT	(5,534,219)	(5,850,606)
	2,627,772	2,288,052

	$8,015,076	$6,888,237

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ending September 30,		(Unaudited) For the nine months ending September 30,
	2012	2011	2012	2011
FINANCE REVENUES	$677,313	$561,014	$1,932,558	$1,880,154
INTEREST EXPENSE - financial institutions	(118,470)	(107,595)	(352,292)	(394,881)
INTEREST EXPENSE - related party	(11,013)	-	(15,123)	(16,669)

NET FINANCE REVENUES	547,830	453,419	1,565,143	1,468,604
(PROVISION) BENEFIT FOR CREDIT LOSSES	(43,901)	1,646	(29,797)	1,472

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	503,929	455,065	1,535,346	1,470,076

OPERATING EXPENSES	392,911	393,617	1,218,959	1,214,095

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	111,018	61,448	316,387	255,981

INCOME TAXES	-	-	-	-

INCOME FROM CONTINUING OPERATIONS	111,018	61,448	316,387	255,981

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(4,000)

NET INCOME	$111,018	$61,448	$316,387	$251,981

BASIC EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.01	$-	$0.02	$0.01
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$-	$0.02	$0.01

DILUTED EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.01	$-	$0.02	$0.01
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDER	$0.01	$-	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,634,369	17,763,618	18,634,369	17,763,618
Dilutive	20,843,574	20,572,341	20,773,102	20,572,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2012

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2011	$671,409	$1,863	$7,465,386	$(5,850,606)	$2,288,052

Provision for compensation expense related to issued stock options	-	-	8,003	-	8,003

Provision for compensation expense related to issued warrants	-	-	15,330	-	15,330

Net income	-	-	-	316,387	316,387

Balance, September 30, 2012 (unaudited)	$671,409	$1,863	$7,488,719	$(5,534,219)	$2,627,772

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$316,387	$255,981
Loss from discontinued operations	-	(4,000)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	15,255	15,259
Net compensation expense related to issuance of stock options and warrants	23,333	2,432
Allowance for uncollectible accounts	29,797	-
(Increase) decrease in retained interest in purchased
accounts receivable	(69,523)	1,674,907
Decrease in earned but uncollected	22,868	77,876
(Increase) decrease in prepaid expenses and other	(451)	1,817
Increase (decrease) in accounts payable	5,573	(1,713)
(Decrease) in accrued payroll and related taxes	(9,548)	(2,385)
(Decrease) increase in collected but not earned	(14,886)	2,851
Increase (decrease) in accrued expenses	40,995	(33,368)
Net cash provided by operating activities	359,800	1,989,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,764)	(17,768)
Net cash used in investing activities	(14,764)	(17,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) financial institution, net	764,985	(1,761,668)
Payments to lender	-	(290,000)
Net cash provided by (used in) financing activities	764,985	(2,051,668)

INCREASE (DECREASE) IN CASH	1,110,021	(79,779)

CASH, beginning of period	306,571	163,320

CASH, end of period	$1,416,592	$83,541

The accompanying notes to the consolidated financial statements are an integral part of these statements.

           ANCHOR FUNDING SERVICES, INC.

Notes To Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

The Consolidated Balance Sheet as of September 30, 2012, the Consolidated Statements of Operations and Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2012, results of operations for the three months and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011, and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2011.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (the “Company”) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations for the three and nine months ended September 30, 2011 and the consolidated statements of cash flows for the nine months ended September 30, 2011 reflect the historical operations of Brookridge as discontinued operations. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations which has caused certain reclassifications within the financial statements and related footnotes. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations for the three and nine months ended September 30, 2011 and the consolidated statement of cash flows for the nine months ended September 30, 2011 as discontinued operations.

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

Management considered approximately $68,500 of their September 30, 2012 and $17,500 of their December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2012, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $146,000. As of December 31, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $195,222.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $67,000 and $65,000 for the quarters ended September 30, 2012 and 2011, respectively, and $202,700 and $179,200 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		2012			2011
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Three Months Ended September 30,
Basic EPS	$111,018	18,634,369	$0.01	$61,448	17,763,618	$0.00
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,209,205	-	-	2,808,723	-
Diluted EPS	$111,018	20,843,574	$0.01	$61,448	20,572,341	$0.00

Nine Months Ended September 30,
Basic EPS	$316,387	18,634,369	$0.02	$251,981	17,763,618	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,138,733	-	-	2,808,723	-
Diluted EPS	$316,387	20,773,102	$0.02	$251,981	20,572,341	$0.01

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

See Note 9 for the impact on operating results for the three months and nine months ended September 30, 2012 and 2011.

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

The Company applied guidance for accounting for uncertainty in income tax positions to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the nine months ended September 30, 2012 and 2011, the Company recognized no liability for uncertain tax positions.

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

In September 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive, financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We adopted this new guidance effective January 1, 2012, as required. The adoption did not have a significant impact on our consolidated financial statements. We are now presenting components of comprehensive income on one statement, our unaudited Consolidated Statements of Income and Other Comprehensive Income.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	September 30, 2012	December 31, 2011
Purchased accounts receivable outstanding	$7,912,772	$7,655,933
Purchase order advances	76,980	105,000
Reserve account	(1,550,421)	(1,412,277)
Allowance for uncollectible invoices	(68,449)	(17,500)
	$6,370,882	$6,331,156

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	September 30, 2012	December 31, 2011
Staffing	$317,467	$548,031
Transportation	1,704,642	1,831,051
Service	3,420,457	3,969,574
Other	996,765	-
	$6,439,331	$6,348,656

Total purchased invoices were as follows:

	For the quarters ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Purchased invoices	$23,305,210	$17,744,294	$71,651,930	$58,853,420
Purchase order advances	105,634	538,264	317,595	2,526,054
	$23,410,844	$18,282,558	$71,969,525	$61,379,474

4.  PROPERTY AND EQUIPMENT:

	Estimated Useful Lives	September 30, 2012	December 31, 2011
Furniture and fixtures	2-5 years	$44,731	$44,731
Computers and software	3-7 years	187,325	172,561
		232,056	217,292
Less: accumulated depreciation		(215,517)	(200,262)
		$16,539	$17,030

Depreciation expense was $5,230 and $5,078 for the quarters ended September 30, 2012 and 2011, respectively and $15,255 and $15,259 for the nine months ended September 30, 2012 and 2011, respectively.

5.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of no more than four to one (4:1).  The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $5,192,328 as of September 30, 2012 and $4,427,343 as of December 31, 2011.

On, November 30, 2009, Anchor Funding Services, LLC, entered into a $7 million senior Accounts Receivable (A/R) Credit Facility with a maximum amount of up to $9 million with lender approval.  This funding facility was based upon Anchor's submission and approval of eligible accounts receivable. This facility replaced Anchor’s revolving credit facility from another financial institution.  Anchor paid .5% of the face value of each invoice funded for the first 30 days outstanding and .016% for each day thereafter until collected. In addition, interest on advances was paid monthly at the Prime Rate plus 2.0%.  Anchor paid the financial institution various other monthly fees as defined in the agreement. The agreement required that Anchor use $1,000,000 of its own funds first to finance its clients.  The agreement contained customary representations and warranties, events of default and limitations, among other provisions. The agreement was collateralized by a first lien on all Anchors’ assets.  Borrowings on this agreement were partially guaranteed by the Company’s President and Chief Executive Officer.  The partial guarantee was $250,000 each.  On February 10, 2011, Anchor’s agreement with this financial institution was amended such that beginning February 10, 2011, Anchor would no longer pay discount fees and Anchor would pay interest on advances at the Prime Rate plus 8.0%  through November 30, 2011 and at the Prime Rate plus 9.0% thereafter. On September 22, 2011, Anchor gave notice to this financial institution that it was electing not to renew the facility when it expired at the end of its current term on November 30, 2011, so that it could enter into the Rediscount Credit Facility described above.

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

The fee paid to the Participant was $11,563 and $25,020 for the three and nine months ended September 30, 2012, respectively, and is included in interest expense - financial institutions. Anchor owed the Participant $-0- as of September 30, 2012.

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

The shares issued for Series 1 Convertible Preferred Stock and Common Stock as of September 30, 2012 and December 31, 2011 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2011	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance September 30, 2012	376,387	18,634,369

8. RELATED PARTY TRANSACTIONS:

Promissory notes payable

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $15,123 of interest on these notes for the nine months ended September 30, 2012.

Due to Lender

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC (MGM). Morry Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note was to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaced an earlier agreement between the parties. This facility was to supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note was a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceeded $1 Million, then interest could accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. This note was paid in full as of December 31, 2011 and is no longer available to Anchor.  Anchor paid $0 and $2,240 of interest to MGM for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table summarizes information about stock options as of September 30, 2012:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable
$1.25	1,605,000	6 years	1,603,750
$1.00	45,000	8 years	22,500
$0.62	500,000	8 years	500,000
$0.17	500,000	10 years	500,000
$0.25	180,000	10 years	60,000
	2,830,000		2,686,250

The Company recorded the issuance of these options in accordance with ASC 718. The following information was input into a BSM.

Exercise price	$0.17 to $1.25
Term	10 years
Volatility	.41 to 2.50
Dividends	0%
Discount rate	0.08% to 4.75%

The pre-tax fair value effect recorded for these options in the statement of operations for the quarters ending September 30, 2012 and 2011 was as follows:

	2012	2011
Fully vested stock options	$-	$-
Unvested portion of stock options	8,003	1,185
	8,003	1,185
Benefit for expired stock options	-	-
Provision, net	$8,003	$1,185

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

The following table summarizes information about stock warrants as of September 30, 2012:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable
$1.10	1,342,500	4 months	1,342,500
$1.00	2,000,004	8 years	2,000,004
	3,342,504		3,342,504

11.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Apparel	$77,173	$-	$141,930	$-
Transportation	141,728	177,841	477,777	503,881
Staffing	22,168	33,680	66,544	103,408
Service	344,309	349,493	1,070,872	1,043,485
Other	91,935	-	175,435	135,371
Publishing	-	-	-	94,009
	$677,313	$561,014	$1,932,558	$1,880,154

Major Customers – For the three months ended September 30, 2012, the Company had an apparel importer in Florida that accounted for 10% or more of its revenues.

For the nine months ended September 30, 2012, the Company did not have a customer that accounted for 10% or more of its revenues.

As of September 30, 2012, the Company had a paper packaging company client that represented 10.4% of the purchased accounts receivable outstanding. As of December 31, 2012, a food facility management company represented 11.8% of the purchased accounts receivable outstanding.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. All funds in a “Non interest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation (“FDIC”) from December 31, 2011 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Currently all of the Company’s domestic cash balances meet these criteria.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

	For the nine months ending September 30,
	2012	2011
To a financial institution	$349,700	$404,354
To a related party	15,123	16,669
Total	$364,823	$421,023

Non-cash financing and investing activities consisted of the following:

For the three months ending September 30, 2012

None.

For the three months ending September 30, 2011

None.

13.  INCOME TAXES:

As of December 31, 2011, the Company had approximately $4 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2012 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

The rental expense for the nine months ended September 30, 2012 and 2011 was approximately $34,500 for each period.

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

15. ACQUSITION AND DISCONTINUED OPERATIONS:

On October 6, 2010, Anchor Funding Services, Inc. entered into a Rescission Agreement with the Minority Members, namely, John A. McNiff, III and Michael P. Hilton (collectively the "Buyers") of Brookridge Funding Services, LLC ("Brookridge"). Any Brookridge transactions are reclassified as discontinued operations in the Consolidated Financial Statements for the nine months ended September 30, 2012 and 2011.  For the nine months ended September 30, 2012 and 2011 there were $0 and $4,000 of expenses related to discontinued operations, respectively.

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

Summary of Critical Accounting Policies and Estimates

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC (continuing operations). Anchor’s former 80% interest in Brookridge Funding Services, LLC is reflected in the consolidated statements of operations for the three and nine months ended September 30, 2011 and the consolidated statements of cash flows for the nine months ended September 30, 2011 as discontinued operations.

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

Management considered approximately $68,500 of their September 30, 2012 and $17,500 of their December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2012, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $146,000. As of December 31, 2011, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $195,222.

Property and Equipment – Property and equipment, consisting of furniture and fixtures and computers and software, are stated at cost.  Depreciation is provided over the estimated useful lives of the depreciable assets using the straight-line method.  Estimated useful lives range from 2 to 7 years.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $67,000 and $65,000 for the quarters ended September 30, 2012 and 2011, respectively, and $202,700 and $179,200 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2012			2011
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Three Months Ended September 30,
Basic EPS	$111,018	18,634,369	$0.01	$61,448	17,763,618	$0.00
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,209,205	-	-	2,808,723	-
Diluted EPS	$111,018	20,843,574	$0.01	$61,448	20,572,341	$0.00

Nine Months Ended September 30,
Basic EPS	$316,387	18,634,369	$0.02	$251,981	17,763,618	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,138,733	-	-	2,808,723	-
Diluted EPS	$316,387	20,773,102	$0.02	$251,981	20,572,341	$0.01

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

See Note 9 for the impact on operating results for the three months and nine months ended September 30, 2012 and 2011.

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

The Company applied guidance for accounting for uncertainty in income tax positions to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the nine months ended September 30, 2012 and 2011, the Company recognized no liability for uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

The following table compares the operating results for the three months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Finance revenues	$677,313	$561,014	$116,299	20.7
Interest expense, net and commissions	(129,483)	(107,595)	(21,888)	20.3
Net finance revenues	547,830	453,419	94,411	20.8
(Provision) benefit for credit losses	(43,901)	1,646	(45,547)	-
Finance revenues, net of interest expense and credit losses	503,929	455,065	48,864	10.7
Operating expenses	392,911	393,617	(706)	(0.2)
Net income before income taxes	111,018	61,448	49,570	80.7
Income tax (provision) benefit:	-	-	-	-
Net income	$111,018	$61,448	$49,570	80.7
Loss from discontinued operations	-	-	-	-
Net income	$111,018	$61,448	$49,570	80.7

Finance revenues from continuing operations increased approximately 20.7% for the three months ended September 30, 2012 to $677,313 compared to $561,014 for the comparable period of the prior year. Finance revenues increased due to an increase in business from existing clients and new clients.

The Company had interest expense from continuing operations of $129,483 for the three months ended September 30, 2012 compared to interest expense of $107,595 for the three months ended September 30, 2011. While the Company refinanced its credit facility with a commercial bank in November 2011 that lowered its cost of funds, the Company’s average borrowings were higher for the three months ended September 30, 2012. This in addition to the Company incurring higher interest expense for borrowings under its participation arrangement and promissory notes payable (see Notes 6 and 8), partially offsetting the savings from the reduced cost of the commercial banks’ credit facility.

The Company incurred credit losses of $43,901 for the three months ended September 30, 2012 compared to a benefit for credit losses of $1,646 for the three months ended September 30, 2011. The increase in credit losses for the period is primarily related to a client that ceased operations. The client’s customers are claiming and taking credits against certain invoices that Anchor purchased.
While the Company has reserved for amounts it estimates are uncollectible, it continues to examine and will pursue other collection remedies. Such credit losses are a risk factor in Anchor’s business.

Operating expenses from continuing operations for the three months ended September 30, 2012 were $392,911 compared to $393,617 for the three months ended September 30, 2011, a $706 difference.  This is consistent with the Company’s current objective to keep operating expenses constant.

The Company’s net income from continuing operations for the three months ended September 30, 2012 was $111,018 compared to $61,448 for the three months ended September 30, 2011. Increased business from new and existing clients more than offset the increased provision for credit losses, resulting in an increase in net income of approximately $49,570 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

The following table compares the operating results for the nine months ended September 30, 2012 and September 30, 2011:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Finance revenues	$1,932,558	$1,880,154	$52,404	2.8
Interest expense, net and commissions	(367,415)	(411,550)	44,135	(10.7)
Net finance revenues	1,565,143	1,468,604	96,539	6.6
(Provision) benefit for credit losses	(29,797)	1,472	(31,269)	-
Finance revenues, net of interest expense and credit losses	1,535,346	1,470,076	65,270	4.4
Operating expenses	1,218,959	1,214,095	4,864	0.4
Net income from continuing operations before income taxes	316,387	255,981	60,406	23.6
Income tax (provision) benefit:	-	-	-	-
Income from continuing operations	316,387	255,981	60,406	23.6
Loss from discontinued operations	-	(4,000)	4,000	-
Net income	$316,387	$251,981	$64,406	23.6

Finance revenues from continuing operations increased 2.8% for the nine months ended September 30, 2012 to $1,932,558 compared to $1,880,154 for the comparable period of the prior year. Finance revenues increased due to an increase in business from existing clients and new clients.

The Company had interest expense from continuing operations of $367,415 for the nine months ended September 30, 2012 compared to interest expense of $411,550 for the nine months ended September 30, 2011. This change is primarily the result of the Company refinancing its credit facility with a commercial bank at a lower cost in November 2011.

The Company incurred credit losses of $29,797 for the nine months ended September 30, 2012 compared to a benefit for credit losses of $1,472 for the nine months ended September 30, 2011. The increase in credit losses for the period is primarily related to a client that ceased operations. The client’s customers are claiming and taking credits against certain invoices that Anchor purchased.
While the Company has reserved for amounts it estimates are uncollectible, it continues to examine and will pursue other collection remedies. Such credit losses are a risk factor in Anchor’s business.

Operating expenses from continuing operations for the nine months ended September 30, 2012 were $1,218,959 compared to $1,214,095 for the nine months ended September 30, 2011, a $4,864 difference.  This is consistent with the Company’s current objective to keep operating expenses constant.

Reduced interest expense, combined with an increase in finance revenues more than offset the increase in the provision for credit losses and resulted in net income from continuing operations for the nine months ended of $316,387 compared to $251,981 for the nine months ended September 30, 2012.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $359,800 for the nine months ended September 30, 2012 and was primarily due to our net income for the period.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2012, net cash used in investing activities was $14,764 for the purchase of property and equipment.

For the nine months ended September 30, 2011, net cash used in investing activities was $17,768 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $764,985 for the nine months ended September 30, 2012, and was primarily due to proceeds from a financial institution.

Net cash used in financing activities (from continuing operations) was $2,051,668 for the nine months ended September 30, 2011, and was primarily due to repayments on borrowings from a financial institution and lender.

Capital Resources

We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2012 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. Since the Company has not provided notice, the facility will expire November 30, 2013. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $15,123 of interest on these notes for the nine months ended September 30, 2012.

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
The fee paid to the Participant was $11,191 and $25,020 for the three and nine months ended September 30, 2012, respectively, and is included in interest expense - financial institutions. Anchor owed the Participant $-0- as of September 30, 2012.

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC (MGM). Morry Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note was to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaced an earlier agreement between the parties. This facility was to supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note was a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceeded $1 Million, then interest could accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. This note was paid in full as of December 31, 2011 and is no longer available to Anchor.  Anchor paid $0 and $2,240 of interest to MGM for the nine months ended September 30, 2012 and 2011, respectively.

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

On October 22, 2010, the Company filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the quarter ended September 30, 2012, there were no current developments involving the current legal proceeding.

Item 1A.	Risk Factors:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	For the nine months ended September 30, 2012, there were no sales of unregistered securities, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received Commissions	Purchasers	Exemption from Registration Claimed

March 2012	Common Stock Options (1)	500,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

June 2012	Common Stock Options (2)	180,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder
(1)	Options are exercisable at $0.17 per share; (2) options are exercisable at 0.25 per share.

(b)	Rule 463 of the Securities Act is not applicable to the Company.

(c)	In the nine months ended September 30, 2012, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                      EXHIBITS:

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –Third Quarter Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event - December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event - November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event - April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(9)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: November 13, 2012	By:	/s/ Morry F. Rubin
Morry F. Rubin
Principal Executive Officer

Date: November 13, 2012	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Financial Officer