Form 10-K
period 2012-12-31
Anchor Funding Services, Inc.
filed 2013-03-27
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ___

Commission File Number:  0-52589

 ANCHOR FUNDING SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-5456087
State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	dentification Number)

10801 Johnston Road, Suite 210
Charlotte, North Carolina	28226
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(866) 950-6669

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: smaller reporting company [X].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2012, the number of shares of Common Stock held by non-affiliates was approximately 6,449,000 shares (excluding 376,387 shares of Series A Preferred Stock convertible into 1,881,935 common shares).  The approximate market value based on the last sale (i.e. $0.30 per share as of June 30, 2012) of the Company’s Common Stock held by non-affiliates was approximately $1,934,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 1, 2013, was 18,634,369.  The Registrant also has outstanding 376,387 shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

PART I

Item 1.                      Business

Overview

Anchor Funding Services, Inc. (formerly BTHC XI, Inc.), is a corporation organized under the laws of the State of Delaware on August 16, 2006. Anchor Funding Services, Inc. owns 100% of its operating subsidiary, Anchor Funding Services LLC, a limited liability company, which was incorporated under the laws of the State of North Carolina on March 24, 2004. (For a discussion of the corporate history of the Company, reference is made to Item 1 of the Company’s Form 10-K for its fiscal year ended December 31, 2011.) Except as otherwise provided in this Form 10-K, unless the context otherwise requires, references in this Form 10-K to the “Company,” “Anchor,” “we,” “us” and “our” refers collectively to the consolidated business and operations of Anchor Funding Services, Inc. and its wholly-owned operating subsidiary, Anchor Funding Services LLC.

Factoring

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), purchase order finance, outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to, trade finance and government contract funding. For certain service businesses, Anchor also provides back office support, including payroll and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through internal growth through a network of business development personnel and mass media marketing initiatives. Our plans also include a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms and other types of firms that serve small businesses in the United States and Canada that could provide cross-selling opportunities.  Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida, which includes its sales and marketing functions. We have a sales office in Medley, Florida which sells freight bill funding services to transportation companies under our TruckerFunds.com trade name.

Factoring is the purchase of a company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Factoring services also provide businesses with credit and accounts receivable management services. Typically, these businesses do not have adequate resources to manage internally their credit and accounts receivable functions. Factoring services are typically a non-recourse arrangement whereby the factor takes the entire credit risk if the customer does not pay due to insolvency for any period of time or on a partial non-recourse basis where the factor takes the credit risk for a period of time, which could be 30 to 90 days after the factor purchases an account receivable such that if a client’s customer becomes insolvent during this specific period of time, the factor bears the loss. Under partial non-recourse factoring, after a specific period of time, if the accounts receivable invoice is not collected, the client is required to purchase the accounts receivable invoice back from Anchor. Factoring may also be on a full recourse basis whereby the factor bears no risk of loss if the client’s customer becomes insolvent. We typically advance our clients 75% to 95% of the face value of invoices that we approve in advance on a partial non-recourse or full recourse basis and pay them the difference less our fees when the invoice is collected. For our years ended December 31, 2012 and 2011, our fees for services averaged approximately 2.6% and 3.1%, respectively of the invoice value and are tiered such that the longer it takes us to collect on the accounts receivable invoice, the greater our fee. Since our inception, Anchor has incurred net credit losses related to the volume of its invoice purchases totaling approximately $42,000, $12,000 and $26,000 in 2012, 2011 and 2010, respectively.  We also offer a factoring product to independent truckers and trucking companies through our transportation funding division, TruckerFunds.com. TruckerFunds.com focuses on buying freight bills from independent, owner operators of trucks and small fleets. We typically advance our trucking clients 90% to 95% of the invoices that we approve in advance on a non-recourse basis and pay them the difference less our fees when the invoice is collected. At times we offer non-recourse factoring to transportation companies.

A summary of some of the advantages of factoring for a small business is as follows:

•	Faster application process since factoring is focused on credit worthiness of the accounts receivable as security and not the financial performance of the company;

•	Unlimited funding based on “eligible” and “credit worthy” accounts receivable; and

•	No financial covenants.

We offer our services nationwide to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. We believe that this market is under served by banks and other funding institutions that find many of these companies not “bankable” because of their size, limited operating history, thin capitalization, seasonality patterns or poor, inconsistent financial performance.  Anchor’s focus is providing funding based on the quality of our clients’ customers’ ability to pay and the validity of the accounts receivable invoice. Anchor utilizes credit and verification processes to assist in assuring that customers are creditworthy and invoices are valid. We predominantly secure our funding by having a senior first lien on all clients’ accounts receivable and other tangible and intangible assets. At times we enter into Intercreditor agreements with banks or other financial institutions that subordinate the accounts receivable to us so we may purchase them.  We also often obtain personal and validity guarantees from our clients’ owners.

Purchase Order Financing

Many businesses have orders from creditworthy companies, but do not have the financial resources to fill the orders by contracting for the manufacturing of the products ordered. Based on these orders which are generally non-cancelable, we pay our clients’ suppliers and manufacturers directly so they may procure their products. This occurs after the products meet certain inspection requirements or specifications. Subsequently the products are shipped to the customer and billed by our client. Once billed, Anchor factors the invoice and collects payment from the customer. For purchase order financing, Anchor will pay for 100% of the product’s cost.

GROWTH OPPORTUNITIES AND STRATEGIES

Our strategy is to become a nationally recognized brand for accounts receivable funding and other related financial services for small businesses. This expansion is expected to be accomplished with business development personnel, media marketing campaigns targeting small businesses and through accretive acquisitions of competitive firms and add-on purchases which broaden our mix of services, brands, customers and geographic and economic diversity. Our focus is to increase revenues and profits, through a combination of internal growth and acquisitions, primarily within our core disciplines and expansion into new service offerings. The key elements to our acquisition growth strategy include the following:

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

•
Expand our service offerings by acquiring related specialty finance firms that serve small businesses. These specialty firms will broaden the services that we provide so that we can fulfill additional financial service needs of existing clients and target additional small businesses in different industries. The following are types of specialty finance firms that we will target and is not all-inclusive:

o	Purchase order and import/export financing;
o	Government contract financing; and
o	Transportation / freight invoice financing.

•	Expand our discount factoring business by hiring Business Development Officers (BDOs) in key metropolitan markets.
o
Traditionally, factors have expanded their businesses by having quality BDOs network with accountants, lawyers, brokers and other referral sources to obtain accounts. We are looking for quality BDOs in certain markets.

•
Expand our discount factoring business by creating a national factoring brand. Inform and educate small business owners that factoring can increase cash flow and outsource credit risk and accounts receivable management. Our experience has been that many small businesses have limited awareness that factoring exists and is a viable financing alternative option for them. We have a marketing strategy that focuses on creating a national factoring brand identity. This is expected to be accomplished through various marketing initiatives and business alliances. These marketing strategies include:

o	Media advertising in key metropolitan markets;
•	Increase our pay-per-click internet advertising which in the past has been a successful strategy for Anchor; and
•	Radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.
o	Establish cross-selling alliances with other small business providers including:
•	Small business accounting and tax preparation service firms;
•	Small business service centers, providing packing and shipping; and
•	Commercial insurance brokers.
o	Develop a referral network of business brokers, consultants, accountants and attorneys.

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

According to the Commercial Finance Association (CFA), an industry trade association for asset based lending and factoring companies, factoring volume (the dollar value of invoices purchased) in 2011 increased approximately 10.3% for the factoring firms that were surveyed. The factoring firms surveyed had factoring volume of $88.3 billion in 2011 compared to $80.1 billion in 2010.  For the years 2009 and prior the CFA provides estimates for total factoring volume in the United States indicating a 14.2% decrease to $116.6 billion from $136 billion in 2008. The decline from 2008 to 2009 is attributable to the economic recession in the United States. Generally, except for recession-driven decreases, factoring has sustained a 30 year pattern of growth and there is a greater acceptance of the factoring product. A primary strategy of the Company is to increase revenues and profitability by acquiring the accounts receivable portfolios and possibly the business development and management teams of other local and regional factoring firms by primarily targeting acquisition firms in the United States with revenues of generally less than $10 million.  Management of our company is unable to estimate the portion of the market which consists of companies in our targeted market for acquisition. Nevertheless, management believes that our targeted market for acquisitions represents a small portion of the overall United States factoring volume.

Management believes that the fragmentation of the market among other factors, make this industry attractive for consolidation. Driving factors for consolidation include:

•
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

•
Anchor would provide an exit strategy for owners of small factoring firms who may have much of their personal wealth tied to the business and want to retire. A cash sale of a factoring firm would provide liquidity to the owner of a factoring firm and the opportunity to receive a price over the factoring firm’s book value.

OPERATIONS

Our executive officers, namely Morry F. Rubin, CEO and Brad Bernstein, President/CFO, manage our day-to-day operations and internal growth and oversee our growth strategy. Anchor has two account executives, an underwriter, a Controller/Vice President of factoring operations, and two sales people. Our Controller/Vice President of factoring operations monitors the portfolio (along with the President), oversees credit, maintains our books and records, wires funds daily to clients and provides back office oversight.  The underwriter analyzes prospective funding transactions.

Underwriting Process

We have developed and utilize standard underwriting procedures, which are controlled in a checklist format that is reviewed and approved by members of the credit committee. The credit committee is presently comprised of our executive officers, although these functions may be delegated to other responsible personnel in the future as our company expands our operations. A member or members of the credit committee approve all new accounts and conduct periodic credit reviews of the client portfolio. Underwriting criteria include the following:

•	Background and credit checks are performed on the owners.
•	Personal or validity guarantees are sometimes obtained from the owners.
•
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

•
Initially we attempt to verify most of a new customer’s accounts. Verification may include review of third-party documentation, telephone discussions or email correspondence with the client’s customer so that we may substantiate that invoices are valid and without dispute.

•	We typically evaluate the creditworthiness on accounts with more than a $2,500 balance.
•
Other standard diligence testing includes payroll tax payment verification, company status with state of incorporation, pre and post filing lien searches and review of prior years’ corporate tax returns. For TruckerFunds.com accounts we do not verify payroll tax payments or review prior years’ tax returns.

•
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

CLIENTS

Our clients are all small businesses that typically range in size from start-up to $30 million in annual sales. We provide our factoring services to any type of business where we can verify and substantiate an accounts receivable invoice for delivery of a product or performance of a service. Examples of current factoring clients include a commercial janitorial company, transportation company, medical staffing firm, and an IT consulting company. We typically provide our purchase order finance services to companies that have non-cancelable orders from credit worthy companies. Examples of current purchase order finance clients include an importer/distributor of after-market auto parts and a distributor of plastics.  We target all small businesses that sell to other businesses to educate and convert them to factoring and purchase order finance. We believe that this small business market is under served by banks and other funding institutions that view many of these companies not “bankable” because of their size, limited operating history, thin capitalization or poor / inconsistent financial performance. Our focus is funding based on the quality of our clients’ customer’s ability to pay and the validity of the accounts receivable invoice or purchase order. Anchor has credit and verification processes to assist in assuring that customers are creditworthy and invoices and purchase orders are valid. We secure our funding by placing a senior first lien on all clients’ accounts receivable, inventory for purchase order finance transactions and other tangible and intangible assets. We also often obtain personal guarantees from our clients’ owners.

SALES AND MARKETING

Our marketing strategies include, without limitation, the following:

•
Expand our discount factoring business by hiring Business Development Officers (BDOs) in key metropolitan markets. These BDOs network with other small business providers including traditional bankers, accountants, lawyers and insurance brokers.

•
Media advertising in key metropolitan markets; increase our internet advertising which in the past has been a successful strategy for Anchor; and radio spot advertising on talk radio and sports oriented programming whose primary demographic are small business owners.

•	Establish cross-selling alliances with other small business providers including: small business accounting and tax preparation service firms, and commercial insurance brokers.
•	Develop a referral network of business brokers, consultants and accountants and attorneys;

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

COMPETITION

The factoring and financial service industry is highly fragmented and competitive. Competitive factors vary depending upon financial services products offered, customer, and geographic region. Competitive forces may limit our ability to charge our customary fees and raise fees to our customers in the future. Pressure on our margins is intensive and we cannot assure you that we will be able to successfully compete with our competitors. We are currently an insignificant competitor in our industry, which includes national, regional and local independent and bank owned factoring and finance companies and other full service factoring and financing organizations. Many of these competitors are larger than we are and may have access to capital at a lower cost than we do. Management estimates, based on examination of Dun & Bradstreet data and a market overview provided by a merger and acquisition advisory firm, that there are approximately 2,900 accounts receivable factoring and/or business financing firms in the United States, including us. To our knowledge, no single firm dominates the small business segment of the industry.

EMPLOYEES

As of March 29, 2013, we have seven full-time employees.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K, in evaluating us and our business.  Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline, which in turn could cause you to lose all or part of your investment.

Limited operating history. Anchor Funding Services, LLC has only a limited operating history upon which investors may judge our performance. Future operating results will depend upon many factors, including, without limitation our ability to keep credit losses to a minimum, fluctuations in the economy, the degree and nature of competition, demand for our services, and our ability to integrate the operations of acquired businesses, to expand into new markets and to maintain margins in the face of pricing pressures. We can provide no assurances that our operations will result in us meeting our anticipated level of projected profitable operations, if at all.

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

If we are not able to maintain adequate lines of credit on commercially reasonable terms, our financial condition or results of operations could suffer. We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

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

As of December 31, 2012, clients that represent 5% or more of our accounts receivable and purchase order portfolio include a food service client in Missouri that accounts for 12.7%, an IT consulting firm in Maryland which accounts for 10.6%, a paperboard manufacturing company in Michigan that accounts for 8.3%, an environmental consulting firm in Washington that accounts for 6.9% and a trucking company in Virginia that accounts for 5.3%.  A client’s fraud could cause us to suffer material losses.

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

Errors by or dishonesty of our employees could result in credit losses. We rely heavily on the performance and integrity of our employees in making our initial credit decision with respect to our clients and on-going credit decisions on our clients’ customers. Because there is generally little or no publicly available information about our clients or clients’ customers, we cannot independently confirm or verify the information our employees provide us for use in making our credit and funding decisions. Errors by our employees in assembling, analyzing or recording information concerning our clients and clients’ customers could cause us to fund clients and purchase accounts receivable that we would not otherwise fund or purchase. This could result in losses. Losses could also arise if any of our employees were dishonest. A dishonest employee could collude with our clients to misrepresent the creditworthiness of a prospective client or client customers or to provide inaccurate reports or invoices. If, based on an employee’s dishonesty, we may have funded a client and purchased accounts that were not credit worthy, this could result in our suffering credit losses.

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has lease agreements for office space in Charlotte, NC, Boca Raton, FL and Medley, Florida.  All lease agreements are with unrelated parties.

The Company has two Charlotte leases for adjoining space that expire May 31, 2013 and the company plans to renew for another year.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL, and on November 1, 2011 renewed for another two years. The monthly rental is approximately $1,413.

Beginning November 12, 2012, the company entered into a six month lease for office space in Medley, FL, with an option to renew for twelve month terms. The monthly rental is $800.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

In April 2011, our former subsidiary, Brookridge Funding LLC (“Brookridge”) incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2011. As of December 31, 2012, the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2011 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Electronic Bulletin Board under the symbol “AFNG.” The following table sets forth the range of high and low closing sale prices of our Common Stock for our last two fiscal periods.

Quarters Ended	High	Low
March 31, 2011	$0.50	$0.20
June 30, 2011	$0.35	$0.15
September 30, 2011	$1.01	$0.30
December 31, 2011	$1.01	$0.50
March 31, 2012	$0.80	$0.15
June 30, 2012	$0.51	$0.05
September 30, 2012	$0.51	$0.30
December 31, 2012	$0.30	$0.30

All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of February 14, 2013, there were 18,634,369 shares of Common Stock issued and outstanding, as well as the following derivative securities:  (i) outstanding options to purchase 2,830,000 shares of our Common Stock, (ii) outstanding warrants to purchase 1,342,500 shares of our Common Stock, and (iii) outstanding 376,387 shares of our Series 1 Preferred Stock which are convertible into 1,881,935 shares of our Common Stock.

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

Holders of Record

As of December 31, 2012, there were 581 holders of record of shares of Common Stock and 68 holders of record of our Series 1 Preferred Stock.  The Company's Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Cumulative annual dividends are payable in shares of Series 1 Preferred Stock or, in certain instances in cash, at an annual rate of 8% ($.40 per share of Series 1 Preferred Stock), on December 31 of each year commencing December 31, 2007. Dividends payable on outstanding Shares of Series 1 Preferred Stock began to accrue on the date of each closing and ceased to accrue and accumulate on the earlier of December 31, 2009 or the applicable Conversion Date (the “Final Dividend Payment Date”). Thereafter, the holders of Series 1 Preferred Stock shall have the same dividend rights as holders of Common Stock of the Company, as if the Series 1 Preferred Stock has been fully converted into Common Stock. The dividend payable on December 31, 2007, December 31, 2008 and December 31, 2009 was declared and paid through the issuance of additional shares of Series 1 Preferred Stock.

Recent Sales of Unregistered Securities

 For the year ended December 31, 2012, there were no sales of unregistered securities.

Recent Purchases of Securities

During the year ended December 31, 2012, the Company had no repurchases of its Common Stock.

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

Executive Overview

Our business objective is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), purchase order finance, outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to, trade finance and government contract funding. For certain service businesses, Anchor also provides back office support, including payroll and invoice processing services. We provide our services to clients nationwide and may expand our services internationally in the future. We plan to achieve our growth objectives as described below through internal growth through a network of business development personnel and mass media marketing initiatives. Our plans also include a combination of strategic and add-on acquisitions of other factoring and related specialty finance firms and other types of firms that serve small businesses in the United States and Canada that could provide cross-selling opportunities.  Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida, which includes its sales and marketing functions. We have a sales office in Medley, Florida which sells freight bill funding services to transportation companies under our TruckerFunds.com trade name.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table compares the operating results for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Finance revenues	$2,526,626	$2,404,542	$122,084	5.1
Interest expense, net and commissions	(469,364)	(517,129)	47,765	(9.2)
Net finance revenues	2,057,262	1,887,413	169,849	9.0
Provision for credit losses, net	(41,797)	(11,970)	(29,827)	249.2
Finance revenues, net of interest expense and credit losses	2,015,465	1,875,443	140,022	7.5
Operating expenses	1,636,606	1,596,218	40,388	2.5
Net income from continuing operations before income taxes	378,859	279,225	99,634	35.7
Income tax provision	-	-	-	-
Income from continuing operations	378,859	279,225	99,634	35.7
Loss from discontinued operations	-	(4,000)	4,000	-
Net income	$378,859	$275,225	$103,634	37.7

Finance revenues increased to $2,526,626 for the year ended December 31, 2012 compared to $2,404,542 for the year ended December 31, 2011, a 5.1% increase.   Finance revenues increased due to an increase in business from existing clients and new clients.  As of December 31, 2012, the Company had 102 active clients compared to 95 clients as of December 31, 2011.

The Company had net interest expense of $469,364 for the year ended December 31, 2012 compared to net interest expense of $517,129 for the year ended December 31, 2011. This change is primarily the result of the Company refinancing its credit facility with a commercial bank at a lower cost in November, 2011.

The Company incurred net credit losses of $41,797 for the year ended December 31, 2012 compared to net credit losses of $11,970 for year ended December 31, 2011. The increase in net credit losses for the period is primarily related to a client that ceased operations. The client’s customers are claiming and taking credits against certain invoices that Anchor purchased. While the Company has reserved for amounts it estimates are uncollectible, it continues to examine and will pursue other collection remedies. Such credit losses are a risk factor in Anchor’s business.

Operating expenses for the year ended December 31, 2012 were $1,636,606 compared to $1,596,218 for the year ended December 31, 2011, a 2.5% increase.  This $40,388 increase is partially attributable to a $29,000 increase in advertising expenses as the company increased its online marketing efforts.

The combination of increased net finance revenues and reduced interest expense resulted in net income for the year ended December 31, 2012 of $378,859 compared to a net income of $275,225 for the year ended December 31, 2011.

Client Accounts

As of December 31, 2012, we have five clients that account for an aggregate of approximately 43.8% of our accounts receivable portfolio and approximately 28.9% of our revenues for the year ended December 31, 2012.  The transactions and balances with these clients as of and for the year ended December 31, 2012 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues for
	Portfolio As of	the Twelve Months Ended
Entity	December 31, 2012	December 31, 2012

Food Service Company in Missouri	12.7%	7.3%
IT Consultant in Maryland	10.6%	7.6%
Paperboard Company in Michigan	8.3%	6.2%
Environmental Consultant in Washington	6.9%	3.7%
Trucking Company in Virginia	5.3%	4.1%
	43.8%	28.9%

A client’s fraud could cause us to suffer material losses. See “Item 1A.”

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Continuing Operating Activities

Net cash used in operating activities was $229,521 for the year ended December 31, 2012 and was primarily due to cash used by operating assets, primarily to purchase accounts receivable. Cash used by continuing operating assets and liabilities was primarily due to an increase of $751,256 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash provided by operating activities was $1,632,075 for the year ended December 31, 2011 and was primarily due to cash provided by operating assets, primarily reductions in purchased accounts receivable. Cash provided by continuing operating assets and liabilities was primarily due to a decrease of $1,298,827 in retained interest in accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the year ended December 31, 2012, net cash used in investing activities was $17,031 for the purchase of property and equipment.

For the year ended December 31, 2011, net cash used in investing activities was $18,595 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $550,420 for the year ended December 31, 2012. This was the result of $550,420 of proceeds from a bank under the Company’s Rediscount Credit Facility.

Net cash used by financing activities was $1,470,229 for the year ended December 31, 2011. This was the result of $1,180,229 of payments to a bank under the Company’s Rediscount Credit Facility and $290,000 of payments to another lender.

Capital Resources

We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the financial institution in advance of the anniversary date. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $15,123 of interest on these notes for the year ended December 31, 2012.

On May 25, 2012, Anchor entered into a Participation Agreement with a funding company (Participant) whereby it sold an interest in one of its accounts so that it could accommodate the accounts funding requirements and also mitigate some of Anchor’s credit exposure in the account. Anchor sold a 50% interest in the account to the Participant. Provided Anchor follows a standard of care as agreed to in the Participation Agreement, any credit losses, if they occur, would be shared equally between Anchor and the Participant. The Participant’s fee is paid monthly and is charged at the rate of 21% per annum of the average outstanding balance due to the Participant. The fee paid to the Participant was $25,020 for the year ended December 31, 2012,  and is included in interest expense - financial institutions. Anchor owed the Participant $-0- as of December 31, 2012.

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC (MGM). Morry Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note was to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaced an earlier agreement between the parties. This facility was to supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note was a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceeded $1 Million, then interest could accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. This note was paid in full as of December 31, 2011 and is no longer available to Anchor.  Anchor paid $0 and $16,669 of interest to MGM for the years ended December 31, 2012 and 2011, respectively.

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

Management considered approximately $80,500 of their December 31, 2012 and $17,500 of their December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $267,000 and $231,000 for the years ended December 31, 2012 and 2011, respectively.

Earnings per Share (EPS) – Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share include the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2012			2011
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount

Year Ended December 31,
Basic EPS	$378,859	18,634,369	$0.02	$275,225	18,634,369	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,129,263	-	-	1,881,763	-
Diluted EPS	$378,859	20,763,632	$0.02	$275,225	20,516,132	$0.01

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

See Note 8 to our financial statements for the impact on the operating results for the years ended December 31, 2012 and 2011.

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

The primary differences between financial statement and taxable income for the Company are as follows:

• Expense related to the issuance of equity instruments
• Use of the reserve method of accounting for bad debts
• Net operating loss carryforwards.

The deferred tax asset represents the future tax return consequences of utilizing these items.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net deferred tax assets will ever be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the years ended December 31, 2012 and 2011, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

In May 2011, the FASB issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We adopted this guidance effective January 1, 2012, as required, and the adoption did not have a significant impact to our consolidated financial statements.

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

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact in the Company’s financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

The report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on the following page.

ANCHOR FUNDING SERVICES, INC.

Report of Independent Registered Public Accounting Firm
_____

To the Stockholders and Board of Directors of
Anchor Funding Services, Inc.
Charlotte, NC

We have audited the accompanying consolidated balance sheets of Anchor Funding Services, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Scott and Company LLC

Columbia, South Carolina
March 27, 2013

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS
	2012	2011
CURRENT ASSETS:
Cash	$610,439	$306,571
Retained interest in purchased accounts receivable, net	7,019,463	6,331,156
Earned but uncollected fee income	168,805	157,070
Prepaid expenses and other	100,998	70,924
Total current assets	7,899,705	6,865,721

PROPERTY AND EQUIPMENT, net	14,257	17,030

SECURITY DEPOSITS	6,023	5,486

	$7,919,985	$6,888,237

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$4,977,763	$4,427,343
Accounts payable	86,772	45,376
Accrued payroll and related taxes	69,338	60,918
Accrued expenses	59,252	29,609
Collected but unearned fee income	28,642	36,939
Total current liabilities	5,221,767	4,600,185

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,496,693	7,465,386
ACCUMULATED DEFICIT	(5,471,747)	(5,850,606)
	2,698,218	2,288,052

	$7,919,985	$6,888,237
The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2012	2011
FINANCE REVENUES	$2,526,626	$2,404,542
INTEREST EXPENSE - financial institution	(454,241)	(500,460)
INTEREST EXPENSE – related parties	(15,123)	(16,669)

NET FINANCE REVENUES	2,057,262	1,887,413
PROVISION FOR CREDIT LOSSES, net of recoveries	(41,797)	(11,970)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	2,015,465	1,875,443

OPERATING EXPENSES	(1,636,606)	(1,596,218)

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	378,859	279,225

INCOME TAXES	-	-

INCOME FROM CONTINUING OPERATIONS	378,859	279,225

LOSS FROM DISCONTINUED OPERATIONS	-	(4,000)

NET INCOME	$378,859	$275,225

BASIC EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.02	$0.01
LOSS FROM DISCONTINUED OPERATIONS	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.02	$0.01

DILUTED EARNINGS PER COMMON SHARE:
INCOME FROM CONTINUING OPERATIONS	$0.02	$0.01
LOSS FROM DISCONTINUED OPERATIONS	-	-
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,634,369	18,634,369
Dilutive	20,763,632	20,516,132

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2012 and 2011

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, January 1, 2011	$671,409	$1,863	$7,461,779	$(6,125,831)	$2,009,220

Provision for compensation expense related to issued stock options	-	-	4,738	-	4,738

Benefit for compensation expense related to expired stock options	-	-	(1,131)	-	(1,131)

Net income, year ended December 31, 2011	-	-	-	275,225	275,225
Balance, December 31, 2011	671,409	1,863	7,465,386	(5,850,606)	2,288,052

Provision for compensation expense related to issued stock options	-	-	10,229	-	10,229

Provision for compensation expense related to issued warrants	-	-	21,078	-	21,078

Net income, year ended December 31, 2012	-	-	-	378,859	378,859
Balance, December 31, 2012	$671,409	$1,863	$7,496,693	$(5,471,747)	$2,698,218
The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the twelve months ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2012	2011
Net income	$378,859	$275,225
Loss from discontinued operations	-	4,000
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	19,804	20,563
Compensation expense related to issuance of stock options and warrants	31,307	3,607
Allowance for uncollectible accounts	62,949	11,970
Decrease (increase) in retained interest in purchased
accounts receivable	(751,256)	1,298,827
Decrease (increase) in earned but uncollected	(11,735)	45,998
Decrease (increase) in prepaid expenses and other	(30,074)	29,706
Increase in security deposits	(537)	-
Increase (decrease) in accounts payable	41,396	(13,010)
Increase in accrued payroll and related taxes	8,420	5,363
Decrease in collected but not earned	(8,297)	(2,681)
Increase (decrease) in accrued expenses	29,643	(43,493)
Net cash (used in) provided by operating activities - continuing operations	(229,521)	1,636,075
Net cash provided by (used in) operating activities - discontinued operations	-	(4,000)
Net cash (used in) provided by operating activities	(229,521)	1,632,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,031)	(18,595)
Net cash used in investing activities	(17,031)	(18,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) financial institution, net	550,420	(1,180,229)
Payments to lender	-	(290,000)
Net cash provided by (used in) financing activities	550,420	(1,470,229)

INCREASE IN CASH	303,868	143,251

CASH, beginning of period	306,571	163,320

CASH, end of period	$610,439	$306,571

The accompanying notes to consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC
Notes To Consolidated Financial Statements
December 31, 2012 and 2011

1. BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) and its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor” or the “Company”).  On October 6, 2010, we completed the rescission of our acquisition of certain assets of Brookridge Funding, LLC that occurred on December 7, 2009. On October 6, 2010, the Minority members of our 80% owned subsidiary Brookridge Funding Services, LLC (“Brookridge”) purchased Anchor’s interest in Brookridge at book value of approximately $783,000. The consolidated statements of operations and the consolidated statements of cash flows reflect the historical operations of Brookridge as discontinued operations. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to income statement items in these consolidated financial statements refers to results from continuing operations.

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

Management considered approximately $80,449 of their December 31, 2012 and $17,500 of their December 31, 2011 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $267,000 and $231,000 for the years ended December 31, 2012 and 2011, respectively.

Earnings per Share (“EPS”) – Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share include the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2012			2011
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount

Year Ended December 31,
Basic EPS	$378,859	18,634,369	$0.02	$275,225	18,634,369	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,129,263	-	-	1,881,763	-
Diluted EPS	$378,859	20,763,632	$0.02	$275,225	20,516,132	$0.01

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

See Note 8 for the impact on the operating results for the years ended December 31, 2012 and 2011.

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

Income Taxes – Effective January 31, 2007, the Company became a “C” corporation for income tax purposes.  In a “C” corporation income taxes are provided for the tax effects of transactions reported in the consolidated financial statements plus deferred income taxes related to the differences between financial statement and taxable income.

The primary differences between financial statement and taxable income for the Company are as follows:

• Expenses related to the issuance of equity instruments
• Use of the reserve method of accounting for bad debts
• Net operating loss carryforwards.

The deferred tax asset represents the future tax return consequences of utilizing these items.   Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net deferred tax assets will ever be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the years ended December 31, 2012 and 2011, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

In May 2011, the FASB issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We adopted this guidance effective January 1, 2012, as required, and the adoption did not have a significant impact to our consolidated financial statements.

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

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact in the Company’s financial position, results of operations or cash flows.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	December 31, 2012	December 31, 2011
Purchased invoices	$8,921,203	$7,655,933
Purchase order advances	21,156	105,000
Reserve account	(1,842,447)	(1,412,277)
Allowance for uncollectible invoices	(80,449)	(17,500)
	$7,019,463	$6,331,156

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	December 31, 2012	December 31, 2011
Staffing	$185,557	$548,031
Transportation	1,773,290	1,831,051
Service	4,528,668	3,969,574
Manufacturing	612,397	-
	$7,099,912	$6,348,656

Adjustments to the allowance for uncollectible invoices were as follows:

	For the years ending December 31,
	2012	2011
Balance - beginning of year	$17,500	$80,500
Provision for credit losses	62,949	11,970
Write-offs	-	(74,970)
Balance - end of year	$80,449	$17,500

Total purchased invoices and purchase order advances were as follows:

	For the years ending December 31,
	2012	2011
Purchased invoices	$95,875,787	$75,426,252
Purchase order advances	435,928	3,091,834
	$96,311,715	$78,518,086

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	December 31, 2012	December 31, 2011
Furniture and fixtures	2-5 years	$46,818	$44,731
Computers and software	3-7 years	187,505	172,561
		234,323	217,292
Less: accumulated depreciation		(220,066)	(200,262)
		$14,257	$17,030

Depreciation expense was $19,804 and $20,563 for the years ended December 31, 2012 and 2011, respectively.

5.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of not higher than four to one (4:1).  As of December 31, 2012, the Company was in compliance. The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $4,977,763 and $4,427,343 as of December 31, 2012 and 2011, respectively.

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

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the years ended December 31, 2012 and 2011 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, January 1, 2011	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance, December 31, 2011	376,387	18,634,369

Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance December 31, 2012	376,387	18,634,369

7.  RELATED PARTY TRANSACTIONS:

Promissory notes payable

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $15,123 of interest on these notes for year ended December 31, 2012.

Due to Lender

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC (“MGM”). Morry Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note was to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaced an earlier agreement between the parties. This facility was to supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note was a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceeded $1 Million, then interest could accrue on the portion of the unpaid balance of this Note that was funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. This note was paid in full as of December 31, 2011 and is no longer available to Anchor.  Anchor paid $0 and $2,240 of interest to MGM for the years ended December 31, 2012 and 2011, respectively.

Options granted to officers and directors.

On March 20, 2012, M. Rubin and B. Bernstein were each granted 10 year options to purchase 250,000 shares of common stock each for a total of 500,000 shares, with the options vesting over a period of 10 years. Due to the anti-dilution provisions of our Series 1 Convertible Preferred Stock, this grant caused an adjustment of our preferred stock into common stock. Each share of Series 1 Preferred Stock is now convertible into 5.1 shares of the Company’s Common Stock. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to Common Stock at any time. See Note 7.

In June 2012, Paul Healy was granted 10-year non-statutory stock options to purchase 180,000 shares of Anchor’s common stock exercisable at $.25 per share. The options vest one-third immediately and one-third on each of the successive anniversary dates from Mr. Healy joining the board until fully vested.

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

The following summarizes M. Rubin’s employment agreement and stock options:

•	The employment agreement with M. Rubin currently retains his services as Co-chairman and Chief Executive Officer through January 31, 2014.

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

•	10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein currently retains his services as President through January 31, 2014.

•
An annual salary of $240,000.  The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as the Company may hereafter adopt from time to time.  The Board approved an annual bonus program for Mr. Bernstein commencing with the 2012 fiscal year and ending with the 2014 fiscal year. The annual bonus is equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus is calculated on the Company’s audited GAAP financial statements.  B. Bernstein shall be entitled to a monthly automobile allowance of $1,000.

•	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following table summarizes information about stock options as of December 31, 2012:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	33,750
$0.62	500,000	6 years	500, 000
$0.17	500,000	9 years	-
$0.25	180,000	10 years	60,000
	2,830,000		2,198,750

The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model with the following assumptions:

Exercise price	$.17 to $1.25
Term	10 years
Volatility	.41 to 2.50
Dividends	0%
Discount rate	0.08% to 4.75%

The fair value amounts recorded for these options in the statement of operations was $10,229 and $4,738 for the years ended December 31, 2012 and 2011, respectively. Options cancelled for the years ended December 31, 2012 and 2011 totaled $-0- and $1,131, respectively.

The pre-tax fair value effect recorded for these options in the statement of operations for the years ending December 31, 2012 and 2011 was as follows:

	2012	2011

Fully vested stock options	$2,975	$2,014
Unvested portion of stock options	7,254	2,724
	$10,229	$4,738

Stock option activity and weighted average exercise price is summarized as follows:
	2012		2011		2010
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,430,000	$1.12	2,440,000	$1.12	2,691,500	$1.10
Granted	680,000	0.19	-	-	-	-
Canceled	(280,000)	1.25	(10,000)	1.00	(251,500)	1.00
Exercised	-	-	-	-	-	-
Outstanding at end of year	2,830,000	0.88	2,430,000	1.12	2,440,000	1.12
Exercisable at end of year	2,198,750	$1.08	2,401,250	$1.12	2,397,500	$1.12

9. WARRANTS:

In March, 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock. These warrants were due to expire on January 31, 2012, but were extended by the Company through January 31, 2013 at the same exercise price of $1.10 per share and were again extended by the Company through January 31, 2014 on the condition that each warrant holder accept a new exercise price of $1.35 per share. The following information was input into BSM to compute a per warrant price of $.240:

Exercise price	$1.10
Term	6 years
Volatility	42%
Dividends	0%
Discount rate	.05%

For the year ended December 31, 2012, the Company recorded compensation expense of $21,078 related to the issuance of these warrants.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of December 31, 2012:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 Month	1,342,500
$1.00	2,000,004	7 years	2,000,004

10.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the year ending December 31,
	2012	2011
Staffing	$69,773	$147,103
Transportation	782,058	670,090
Service	1,426,583	1,351,193
Other	105,483	141,760
Publishing	-	94,396
Apparel	142,729	-
	$2,526,626	$2,404,542

Major Customers – The Company did not have any major customers for the years ending December 31, 2012 and 2011 that represented 10% or more of its revenues.

Client Accounts - As of December 31, 2012, we have five clients that account for an aggregate of approximately 43.8% of our accounts receivable portfolio and approximately 28.9% of our revenues for the year ended December 31, 2012.  The transactions and balances with these clients as of and for the year ended December 31, 2012 are summarized below:

	Percentage of Accounts	Percentage of Revenues for
	Receivable Portfolio As of	the Twelve Months Ended
Entity	December 31, 2012	December 31, 2012

Food Service Company in Missouri	12.7%	7.3%
IT Consultant in Maryland	10.6%	7.6%
Paperboard Company in Michigan	8.3%	6.2%
Environmental Consultant in Washington	6.9%	3.7%
Trucking Company in Virginia	5.3%	4.1%
	43.8%	28.9%

If these clients’ balances did not collect, the Company’s total potential loss would be $3,019,024; however, the majority of these balances were subsequently collected and the Company deems them all collectible.

Cash – The Company places its cash and cash equivalents on deposit in noninterest-bearing accounts with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 for substantially all depository accounts. Beginning December 31, 2010 and through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest was as follows:

	For the year ending December 31,
	2012	2011
To a financial institution	$446,922	$489,631
To a related party	15,123	16,669
Total	$462,045	$506,300

 Non-cash financing and investing activities consisted of the following:

For the year ending 2012 –

None

For the year ending 2011 –

None

12. INCOME TAXES:

For the year ended December 31, 2012, the Company was able to offset its taxable income through the utilization of  net operating loss carryforwards, therefore no current taxes were incurred.   For the year ended December 31, 2011, the Company had taxable income from continuing operations, which were offset by net operating loss carryforwards, therefore no current taxes were incurred.

The following table reconciles the total provision for income taxes from continuing operations recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34%:

	2012	2011

Federal tax expense at statutory rate	146,000	$95,000
State tax expense	15,000	11,000
Change in valuation allowance	(161,000)	(106,000)
Income taxes	$-	$-

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes.  Deferred tax assets at December 31, 2012 and 2011 were as follows:

	2012	2011

Equity based compensation	$90,000	$77,000
Allowance for doubtful accounts	31,000	7,000
Net operating loss carry-forwards	1,426,000	1,624,000

Gross deferred tax assets	1,547,000	1,708,000

Valuation reserve	(1,547,000)	(1,708,000)
Income taxes	$-	$-

Primarily due to taxable income in 2012, the Company’s net deferred tax asset (prior to any valuation allowance) decreased to $1,547,000.  All available evidence, both positive and negative, was considered to determine whether any impairment of this asset should be recognized.  Based on consideration of the available evidence including historical losses which must be treated as substantial negative evidence and the potential of future taxable income, a $1,547,000 valuation allowance has been recognized to adjust deferred tax assets to the amount of net operating losses that are expected to be realized.  If realized, the tax benefit for this item will reduce current tax expense for that period as it did for the year ended December 31, 2012.

The Company has the following net operating loss carryforwards available to offset future taxable income:

	Amount	Expiration

Federal	$3,565,000	2022 - 2025
State	$1,200,000	2022 - 2025

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2012, federal tax returns remained open for Internal Revenue Service review for tax years after 2009, while state tax returns remain open for review by state taxing authorities for tax years after 2008.  There were no federal or state income tax audits being conducted at December 31, 2012.

13. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, Boca Raton, FL and Medley, Florida.  All lease agreements are with unrelated parties.

The Company has two Charlotte leases for adjoining space that expire May 31, 2013 and the company plans to renew for another year.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL, and on November 1, 2011 renewed for another two years. The monthly rental is approximately $1,413.

Beginning November 12, 2012, the company entered into a six month lease for office space in Medley, FL, with an option to renew for twelve month terms. The monthly rental is $800.

The rental expense for the years ended December 31, 2012 and 2011 was approximately $46,571 and $43,903, respectively.  The future minimum lease payments total $32,656 in 2013.

Contingencies

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

In April 2011, Brookridge incurred a credit loss of approximately $650,000 due to what appears to be a fraud committed by a Brookridge client (hereinafter referred to as a "Sherburne Account" client). Anchor’s interest in this loss is 80% or approximately $520,000 and is included in discontinued operations. Brookridge financed inventory purchased by this client who sold the inventory for the benefit of another company not funded by Brookridge resulting in the loss of Brookridge’s collateral rights in the inventory. As a result, Brookridge recorded a charge of $650,000 for credit losses in April, 2011. As of December 31, 2012, the Company has recouped a total of $177,000 of the $650,000 of credit losses. Anchor is currently pursuing all collection remedies and on October 22, 2011 filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”). Harvey was the owner of Sherburne and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2012.

Item 9.B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	Position
George Rubin*	83	Co-Chairman of the Board and Co-Founder

Morry F. Rubin*	53	Co-Chairman, CEO, Director, Co-Founder

Brad Bernstein	47	President, CFO, Director and Co-Founder

Paul B. Healy	49	Director

__________________
* George Rubin is the father of Morry F. Rubin.

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.
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

Morry F. Rubin has been a director and executive officer of the Company since January 31, 2007. He served as Co-Chairman and Chief Executive Officer of Anchor funding Services, LLC since its formation in 2003. Since 1998, Morry F. Rubin also has been Chairman, Chief Executive Officer and principal owner of Preferred Labor LLC which completed the sale if its business on April 23, 2007. On January 31, 2007, Mr. Rubin became an employee of our company and is devoting such time to the affairs to the Company as is necessary for the performance of his duties. Prior to his involvement with Preferred Labor, Mr. Rubin was President, Chief Executive Officer, Treasurer and a director of ATC Group Services, Inc. (“ATC”), a publicly held company, from 1988 to 1998. In January 1998, ATC was sold to a financial investor group for approximately $160 million. Mr. Rubin was also President, Chief Executive Officer and Treasurer of Aurora Environmental, Inc. from May 1985 to June 1995, and was a director of Aurora from September 1983 to June 1995. In 1995, Morry Rubin was selected as a finalist for the Ernst & Young Entrepreneur of the Year under 40 Award for the New York City Region. From 1981 to 1987, Mr. Rubin was employed in sales and as director of acquisitions for Staff Builders, Inc., a publicly held company engaged in providing temporary personnel in the healthcare, light industrial and clerical fields. Mr. Rubin has over 25 years of management experience and serving on board of directors of various entities.  Mr. Rubin has expertise in mergers and acquisitions and in the successful integration of acquired companies. All of these management and financial skills have allowed him to provide significant leadership and vision to the board of directors.

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

Paul B. Healy has been a director of the Company since June 2012. Mr. Healy was added to our Board as he is an experienced media executive specializing in corporate finance, capital raising, investor relations and corporate governance. Mr. Healy currently serves as a Senior Adviser to Sonenshine Partners an investment bank providing strategic and financial advisory services in New York City. Previously, Mr. Healy served as CEO of Connexiti LLC, a supply-chain-centric intelligence database platform; Principal and Managing Director at Frank N. Magid Associates; Vice President, Corporate Development at Hollinger International Inc.; and Vice President of Media Private Banking at The Chase Manhattan Bank. He serves as a Trustee of Kenyon College and Board Chair of The Kenyon Review. Mr. Healy graduated from Kenyon College. He is an independent director.

Board Vacancy

In June 2012, Kenneth Smalley and Anthony Woods resigned from the board. One of the vacancies was filled with the election of Mr. Healy. The other board seat remains vacant as of the filing date of this Form 10-K.

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

Board Members Who Are Deemed Independent

Our board of directors has determined that Paul Healy is an “independent director” and a “financial expert” as defined in accordance with the definitions above.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file.  During fiscal year 2012, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge.

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2012 and 2011 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2012; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2012 with compensation during fiscal year ended 2012 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2012.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)
Morry F. Rubin	2011	$1.00	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000	$18,001
Chief Executive Officer (4)	2012	$1.00	$-0-	$-0-	$21,000	$-0-	$-0-	$18,000	$39,001

Brad Bernstein	2011	$240,000	$14,486	$-0-	$-0-	$-0-	$-0-	$12,000	$266,486
President	2012	$240,000	$20,021	$-0-	$39,000	$-0-	$-0-	$12,000	$311,021
________________

(1)
Topic 718 requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2012 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Morry F. Rubin	650,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	- 0 -	0.62	03/23/2019	-0-	N/A	-0-	N/A
Morry F. Rubin	25,000	225,000	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A
Brad Bernstein	950,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	25,000	225,000	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A

N/A – Not applicable.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	2013 Annual Salary(1)	Bonus (2)
Morry F. Rubin	Chief Executive Officer	$1 (1)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.

Brad Bernstein	President	$240,000 (2)	Annual bonus equal to 5% of annual net income provided net income is equal to or greater than $200,000.
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

(2)
The Company shall pay Mr. Bernstein a fixed base salary of $205,000 during the first year of the Employment Term (commencing January 31, 2007), $220,000 during the second year of the Employment Term and $240,000 during the Third Year and any additional year of the Employment Term. The Board may periodically review Mr. Bernstein’s Base Salary and may determine to increase (but not decrease) the Base Salary, in accordance with such policies as the Company may hereafter adopt from time to time, if it deems appropriate. The Board approved an annual bonus program for Mr. Bernstein commencing with the 2012 fiscal year and ending with the 2014 fiscal year. The annual bonus is equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus is calculated on the Company’s audited GAAP financial statements.

On January 31, 2007, we entered into an employment agreement with Morry F. Rubin (“M. Rubin”) to retain his services as Co-chairman and Chief Executive Officer. We also entered into an employment agreement to retain the services of Brad Bernstein (“Bernstein”) as President. The following summarizes the employment agreements of M. Rubin and Bernstein, who are individually referred to as “Executive” and collectively as “Executives.”

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

•
The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. On December 2, 2012, each Agreement renewed for one additional year through the close of business on January 31, 2014;

•
Mr. Bernstein is required to devote his full business time and efforts to the business and affairs of the Company. Mr. Rubin is required to devote to the Company, such time is necessary for the performance of his duties. Each executive shall be entitled to indemnification to the full extent permitted by law. Each executive is subject to provisions relating to non-compete, non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter (other than for termination without cause or by the Executive for good reason).

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

Option Grants.

Messrs. M. Rubin and Bernstein are each eligible to receive stock options and other compensation as determined at the discretion of the board. See “Executive Officer Outstanding Equity Awards at Fiscal Year-End” above for a description of outstanding options granted to Messrs. M. Rubin and Bernstein as of December 31, 2012.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. The chairman of each committee that is formed by us at a later date will be entitled to an annual fee of $6,500 and each non-executive director will receive an annual fee of $6,500 as a member of the Board, a fee of $1,000 per Board or Committee meeting (or consent in lieu of a meeting), and an activity fee of $1,000 per day for services rendered by the Board member. George Rubin is receiving the same health and dental insurance benefits as those provided to our executive officers to the extent permitted by the rules and regulations applicable thereto and an additional medical reimbursement of up to $25,000 per annum. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On January 31, 2007, we established a stock option plan and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On March 23, 2009, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.62 per share; these options have a term of 10 years and vested on the date of grant. On March 20, 2012, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.17 per share; these options have a term of 10 years and vest over 10 years. On January 31, 2007 we granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank Delape, former directors, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On June 8, 2012, Mr. Smalley resigned from the Board. He had a period of 90 days to exercise his vested options, which expired unexercised. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2011.  Mr. Woods resigned from the Board on June 13, 2012. He had a period of 90 days to exercise his vested options, which expired unexercised. On June 14, 2012, we granted Paul B. Healy options to purchase 180,000 shares, exercisable at $0.25 per share from the vesting date through June 14, 2022, with one-third vesting on June 14, 2012, one third vesting on June 14, 2012 and the remaining one-third vesting on June 14, 2014.  Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or compensation committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meetings.

2012 Compensation

The following table shows the overall compensation earned for the 2012 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2012.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Paul B. Healy, Director	$5,521	$-0-	$5,400	$-0-	$-0-	$-0-	$10,921

Kenneth Smalley, former Director	$4,844	$-0-	$-0-	$-0-	$-0-	$-0-	$4,844

George Rubin, Director (4)	$10,500	$-0-	$-0-	$-0-	$-0-	$-0-	$10,500

E. Anthony Woods, former Director	$4,979	$-0-	$-0-	$-0-	$-0-	$-0-	$4,979

(1)
Topic 718 requires the company to determine the overall full grant date fair market value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option.  For a description of Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-SB/A.

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

The following table shows the amounts that have been granted under the Plan as of December 31, 2012:

2007 Omnibus Equity Compensation Plan
Name and Position	Dollar Value ($)		Number of Options

Morry R. Rubin, Chief Executive Officer (2)	31,250	(1)	1,150,000

Brad Bernstein, President (2)	31,250	(1)	1,450,000

Executive Group (two persons) (2)	63,000	(1)	2,600,000

Non-Executive Director Group (one person) (2)	9,000	(1)	180,000

Non-Executive Officer Employee Group	-0-	(1)	50,000
    ______________

(1)
The dollar value of these options is based upon the fair market value of our common stock as of the close of business on December 21, 2012 of $.30 per share, which was the last trade in fiscal 2012, less the exercise price of each respective option.

(2)
We have a stock option plan covering 4,200,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On March 23, 2009, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.62 per share; these options have a term of 10 years and vested on the date of grant. On March 20, 2012, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.17 per share; these options have a term of 10 years and vest over 10 years. On January 31, 2007 we granted non-statutory stock options to purchase 180,000 shares to each of Kenneth Smalley and Frank Delape, former directors, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On December 2, 2008, Mr. DeLape resigned from the Board. He had a period of 90 days to exercise his vested options, which options expired unexercised on March 2, 2009. On June 8, 2012, Mr. Smalley resigned from the Board. He had a period of 90 days to exercise his vested options, which expired unexercised. On May 28, 2008, we granted E. Anthony Woods options to purchase 100,000 shares, exercisable at $1.25 per share from the vesting date through May 28, 2018, with one-third vesting on May 28, 2008, one third vesting on May 28, 2009 and the remaining one-third vesting on May 28, 2011.  Mr. Woods resigned from the Board on June 13, 2012. He had a period of 90 days to exercise his vested options, which expired unexercised. On June 14, 2012, we granted Paul B. Healy options to purchase 180,000 shares, exercisable at $0.25 per share from the vesting date through June 14, 2022, with one-third vesting on June 14, 2012, one third vesting on June 14, 2012 and the remaining one-third vesting on June 14, 2014.

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

Change of Control of the Company

In the event of a Change of Control, as that term is defined in the Plan, of our Company, the Committee has discretion to, among other things, accelerate the vesting of outstanding grants, cashout outstanding grants or exchange outstanding grants for similar grants of a successor company. A Change of Control of our Company will be deemed to have taken place upon:

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2013, we have 18,634,369 shares of Common Stock and 376,387 shares of Series 1 Preferred Stock issued and outstanding.  In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into only 5.1 common shares.  Accordingly, the 376,387 shares of Series 1 Preferred Stock are convertible into 1,919,574 shares of Common Stock with the equivalent voting rights of 2,178,415 common shares   The following table sets forth information regarding the economic ownership of our company Common Stock by:

•	each of our stockholders who is known by us to beneficially own more than 5% of our common stock;
•	each of our executive officers; and
•	each of our directors.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Morry F. Rubin (1)(6)	6,096,240	29.8

George Rubin (1)	3,987,840	20.7

Ilissa and Brad Bernstein (2)(6)	3,475,000	17.3

Paul B. Healy (3)	180,000	1.0

All officers and directors as a group (four persons) (4)	13,357,180	60.7

Buechel Family Ltd Partnership (5)	1,254,926	6.7

Buechel Patient Care Research & Education Fund (5)	1,254,926	6.7

Marc Malaga	2,205,100	11.8

 _____________________
(1)
Morry Rubin’s beneficial ownership includes options/warrants to purchase 1,841,672 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts and warrants to purchase 666,672 shares.

(2)
Of the 3,475,000 shares beneficially owned by them, 2,000,000 common are owned by Ilissa Bernstein, Brad Bernstein’s wife. The remaining 1,475,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes options to purchase 60,000 shares of Common Stock.
(4)	Includes all options and warrants to purchase 3,376,672 shares, but excludes options to purchase 570,000 shares which are not vested.
(5)
This person beneficially owns 31,812 shares of Series 1 Preferred Stock convertible into 162,241 shares of Common Stock, with the voting rights of 184,118 shares. Each beneficial owner has the right to vote at each stockholder meeting the equivalent of 1,276,840 shares of Common Stock. These beneficial owners are under common control of Frederick Buechel.

(6)	Excludes options to purchase 225,000 shares which are not vested.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2012 and relates to our 2007 Plan described elsewhere herein pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity Compensation Plans	2,830,000	$0.88	1,070,000

Item 13. Certain Relationships and Related Transactions and Director Independence.

Due to Institutional Lender/Personal Guarantees of Messrs. M. Rubin and Bernstein

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of four to one (4:1).  At December 31, 2012, the Company was in compliance with this covenant. The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $4,977,763 as of December 31, 2012.

Related Party Transactions prior to 2012

Incorporated by reference is Item 13 of the Company’s Form 10-K for its fiscal year ended December 31, 2011 for a description of related party transactions which occurred during fiscal year 2010 and fiscal year 2011.

Related Party Transactions for past two fiscal years

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $15,123 of interest on these notes for the year ended December 31, 2012.

On May 25, 2012, Anchor entered into a Participation Agreement with a funding company (Participant) whereby it sold an interest in one of its accounts so that it could accommodate the accounts funding requirements and also mitigate some of Anchor’s credit exposure in the account. Anchor sold a 50% interest in the account to the Participant. Provided Anchor follows a standard of care as agreed to in the Participation Agreement, any credit losses, if they occur, would be shared equally between Anchor and the Participant. The Participant’s fee is paid monthly and is charged at the rate of 21% per annum of the average outstanding balance due to the Participant. The fee paid to the Participant was $25,020 for the year ended December 31, 2012, and is included in interest expense - financial institutions. Anchor owed the Participant $-0- as of September 30, 2012.

On April 26, 2011, upon approval of the Board, Anchor entered into a Promissory Note for up to $2 million from MGM Funding, LLC (MGM). Morry Rubin is the managing member of MGM. The money to be borrowed under the note was subordinate to Anchor’s accounts receivable credit facility with a senior lender, which required funds employed to be no less than $5,000,000 before Anchor borrowed funds from MGM. The Promissory Note was to assist Anchor in providing factoring and purchase order funding facilities to some of its clients and it replaced an earlier agreement between the parties. This facility was to supplement Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. The MGM Promissory Note was a demand note payable together with interest at the rate of 11% per annum.  If mutually agreed upon in writing by Anchor and MGM, and if Anchor's purchase order fundings exceeded $1 Million, then interest could accrue on the portion of the unpaid balance of this Note that is funding purchase order advances that are in excess of $1 Million at a rate equal to twenty percent (20%) per annum. This note was paid in full as of December 31, 2011 and is no longer available to Anchor.  Anchor paid $0 and $2,240 of interest to MGM for the years ended December 31, 2012 and 2011, respectively.

Independent Directors

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors.  Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.  The board’s discretion in determining director independence is not completely unfettered.  Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Anchor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Anchor’s outside auditor.  Currently, Paul B. Healy is deemed by management to be an independent director of Anchor.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

During fiscal 2012, the aggregate fees billed for professional services rendered by Scott and Company LLC (the “Independent Auditors”) for the 2011 audit of the Company's annual consolidated financial statements totaled approximately $49,500, excluding expenses.  $48,500 was paid to Scott and Company LLC for the 2010 annual audit in 2011.

Financial Information Systems Design and Implementation Fees

During 2012 and 2011, there were $-0- in fees billed for professional services by Scott and Company LLC, rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2012, there were $24,000 in fees, excluding expenses, billed for professional services rendered by Scott and Company, LLC for review of the Company’s quarterly filings with the Securities and Exchange Commission.  During fiscal year 2011, there were $23,400 in fees billed for professional services rendered by Scott and Company LLC for review of the Company's quarterly filings with the Commission.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2012 and 2011:

Report of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Consolidated Notes to Financial Statements

Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
10.29	Amendment to Employment Agreement of Morry F. Rubin *
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares *
99.4	Press Release – Year End Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(b)	Financial Statement Schedules

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

ANCHOR FUNDING SERVICES, INC.

Dated: Boca Raton, Florida	By:	/s/ Brad Bernstein
March 27, 2013		Brad Bernstein, President
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President and	March 27, 2013
Brad Bernstein	Principal Financial Officer

/s/ Morry F. Rubin	Principal Executive Officer	March 27, 2013
Morry F. Rubin	Director and Co-Chairman
of the Board

/s/ George Rubin	Co-Chairman of the Board	March 27, 2013
George Rubin
	Director	March 27, 2013
/s/ Paul B. Healy
Paul B. Healy

Morry F. Rubin, Brad Bernstein, George Rubin and Paul B. Healy represent all the current members of the Board of Directors.