Form 10-Q
period 2013-03-31
Anchor Funding Services, Inc.
filed 2013-05-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2013

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

As of March 31, 2013, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR FUNDING SERVICES, INC.
  CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2013	2012
CURRENT ASSETS:
Cash	$697,269	$610,439
Retained interest in purchased accounts receivable, net	7,517,934	7,019,463
Due from client	372,149	-
Earned but uncollected fee income	174,112	168,805
Prepaid expenses and other	96,056	100,998
Total current assets	8,857,520	7,899,705

PROPERTY AND EQUIPMENT, net	23,517	14,257

SECURITY DEPOSITS	6,023	6,023

	$8,887,060	$7,919,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$5,966,448	$4,977,763
Accounts payable	46,259	86,772
Accrued payroll and related taxes	55,458	69,338
Accrued expenses	33,882	59,252
Collected but unearned fee income	29,737	28,642
Total current liabilities	6,131,784	5,221,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,500,835	7,496,693
ACCUMULATED DEFICIT	(5,418,831)	(5,471,747)
	2,755,276	2,698,218

	$8,887,060	$7,919,985

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended March 31,

	(Unaudited)	(Unaudited)
	2013	2012
FINANCE REVENUES	$602,607	$542,496
INTEREST EXPENSE - financial institution	(102,381)	(90,323)

NET FINANCE REVENUES	500,226	452,173
(PROVISION) BENEFIT FOR CREDIT LOSSES	-	-

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	500,226	452,173

OPERATING EXPENSES	447,310	415,404

INCOME BEFORE INCOME TAXES	52,916	36,769

INCOME TAXES	-	-

NET INCOME	$52,916	$36,769

NET INCOME PER SHARE:
Basic	$-	$-
Dilutive	$-	$-

WEIGHTED AVERAGE SHARES:
Basic	18,634,369	18,634,369
Dilutive	20,691,517	20,516,132

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2013

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2012	$671,409	$1,863	$7,496,693	$(5,471,747)	$2,698,218

Provision for compensation expense related to issued stock options	-	-	2,226	-	2,226

Provision for compensation expense related to issued warrants	-	-	1,916	-	1,916

Net income	-	-	-	52,916	52,916

Balance, March 31, 2013 (unaudited)	$671,409	$1,863	$7,500,835	$(5,418,831)	$2,755,276

The accompanying notes to the consolidated financial statements are an integral part of these statements

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$52,916	$36,769
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	4,163	5,041
Compensation expense related to issuance of stock options	2,226	1,302
Compensation expense related to issuance of warrants	1,916	3,834
(Increase) in retained interest in purchased
accounts receivable	(498,471)	(857,153)
(Increase) in due from client	(372,149)	-
(Increase) decrease in earned but uncollected	(5,307)	21,186
Decrease (increase) in prepaid expenses and other	4,942	(1,522)
(Decrease) increase in accounts payable	(40,513)	27,635
(Decrease) in accrued payroll and related taxes	(13,880)	(2,792)
Increase (decrease) in collected but not earned	1,095	(4,768)
(Decrease) increase in accrued expenses	(25,370)	3,525
Net cash used in operating activities	(888,432)	(766,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,423)	(2,349)
Net cash used in investing activities	(13,423)	(2,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financial institution, net	988,685	986,391
Net cash provided by financing activities	988,685	986,391

INCREASE IN CASH	86,830	217,099

CASH, beginning of period	610,439	306,571

CASH, end of period	$697,269	$523,670

The accompanying notes to the consolidated financial statements are an integral part of these statements.

           ANCHOR FUNDING SERVICES, INC.
Notes To Consolidated Financial Statements
Three Months Ended March 31, 2013 and 2012
(Unaudited)

The Consolidated Balance Sheet as of March 31, 2013, the Consolidated Statements of Operations and Consolidated Statements of Changes In Stockholders’ Equity for the three months ended March 31, 2013 and the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012, and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2012.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC.

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

Management considered approximately $80,449 of their March 31, 2013 and December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2013, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $307,300.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $66,000 and $68,000 for the quarters ended March 31, 2013 and 2012, respectively.

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:
	2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Three Months Ended March 31,
Basic EPS	$52,916	18,634,369	$-	$36,769	18,634,369	$-
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,057,148	-	-	1,881,763	-
Diluted EPS	$52,916	20,691,517	$-	$36,769	20,516,132	$-

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

See Note 8 for the impact on the operating results for the three months ended March 31, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the three months ended March 31, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company adopted this guidance effective January 1, 2013, as required, and this adoption did not have a significant impact to our consolidated financial statements.

In October 2012, the FASB issued Accounting Standards Update ("ASU") 2012-04, "Technical Corrections and Improvements," portions of which were effective upon issuance and the remaining portion was effective for fiscal periods beginning after December 15, 2012. The amendments in this ASU cover a wide range of topics in the FASB ASC and are categorized in two sections, "Technical Corrections and Improvements", and "Conforming Amendments Related to Fair Value Measurements." The first section created source literature amendments, clarified guidance and corrected references, and relocated guidance throughout the ASC. The second section conformed terminology and clarified guidance in various topics of the ASC to fully reflect the fair value measurement and disclosure requirements of ASC Topic 820. No new fair value measurements were introduced and the application of the requirements of A5C Topic 820 is not anticipated to change. The Company adopted this guidance as required and the adoption did not have a significant impact to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact in the Company’s financial position, results of operations or cash flows.

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	March 31, 2013	December 31, 2012
Purchased invoices	$9,076,705	$8,921,203
Purchase order advances	90,000	21,156
Reserve account	(1,568,322)	(1,842,447)
Allowance for uncollectible invoices	(80,449)	(80,449)
	$7,517,934	$7,019,463

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	March 31, 2013	December 31, 2012
Staffing	$280,684	$185,557
Transportation	1,685,042	1,773,290
Service	4,385,993	4,528,668
Manufacturing	832,183	612,397
Apparel	414,481	-
	$7,598,383	$7,099,912

Adjustments to the allowance for uncollectible invoices were as follows:

	For the quarters ended March 31,
	2013	2012
Balance - beginning of quarter	$80,449	$17,500
Provision for credit losses	-	-
Write-offs	-	-
Balance - end of quarter	$80,449	$17,500

Total purchased invoices and purchase order advances were as follows:

	For the quarters ended March 31,
	2013	2012
Purchased invoices	$23,538,188	$20,245,117
Purchase order advances	90,000	96,730
	$23,628,188	$20,341,847

4. DUE FROM CLIENT

In March 2013, the Company advanced a client $372,149 in excess of its accounts receivable.  This amount was included in a subsequent invoice for completed services that were purchased by the Company.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated
	Useful Lives	March 31, 2013	December 31, 2012
Furniture and fixtures	2-5 years	$46,818	$46,818
Computers and software	3-7 years	200,928	187,505
		247,746	234,323
Less: accumulated depreciation		(224,229)	(220,066)
		$23,517	$14,257

Depreciation expense was $4,163 and $5,041 for the quarters ended March 31, 2013 and 2012, respectively.

6.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of not more than four to one (4:1).  As of March 31, 2013, the Company was in compliance. The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $5,966,448 as of March 31, 2013 and $4,977,763 as of December 31, 2012.

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

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the quarter ended March 31, 2013 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2012	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance March 31, 2013	376,387	18,634,369

8.  RELATED PARTY TRANSACTION:

Promissory notes payable

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $0 of interest on these notes for quarters ended March 31, 2013 and 2012.

Options granted to officers and directors.

On March 20, 2012, M. Rubin and B. Bernstein were each granted 10 year options to purchase 250,000 shares of common stock each for a total of 500,000 shares, with the options vesting over a period of 10 years. Due to the anti-dilution provisions of our Series 1 Convertible Preferred Stock, this grant caused an adjustment of our preferred stock into common stock. Each share of Series 1 Preferred Stock is now convertible into 5.1 shares of the Company’s Common Stock. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to Common Stock at any time. See Note 9.

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

•	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following table summarizes information about stock options as of March 31, 2013:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	33,750
$0.62	500,000	6 years	500,000
$0.17	500,000	9 years	50,000
$0.25	180,000	10 years	60,000
	2,830,000		2,248,750

The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model with the following assumptions:

Exercise price	$.17 to $1.25
Term	10 years
Volatility	.41 to 2.50
Dividends	0%
Discount rate	0.08% to 4.75%

The fair value amounts recorded for these options in the statement of operations was $2,226 and $1,302 for the quarters ended March 31, 2013 and 2012, respectively.

10. WARRANTS:

In March, 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock. These warrants were due to expire on January 31, 2012, but were extended by the Company through January 31, 2013 at the same exercise price of $1.10 per share and were again extended by the Company through January 31, 2014 on the condition that each warrant holder accept a new exercise price of $1.35 per share. The following information was input into BSM to compute a per warrant price of $.023:

Exercise price	$1.35
Term	7 years
Volatility	40%
Dividends	0%
Discount rate	.05%

For the quarters ended March 31, 2013 and 2012 the Company recorded compensation expense of $1,916 and $3,884 respectively, related to the issuance of these warrants.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of March 31, 2013:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	10 Months	1,342,500
$1.00	2,000,004	7 years	2,000,004

11.  CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

	For the quarters ended March 31,
Industry	2013	2012
Staffing	$16,697	$27,670
Transportation	161,874	156,279
Service	353,862	351,016
Other	70,174	7,081
	$602,607	$542,496

Major Customers –  For the three months ended March 31, 2013, the Company’s largest customer by revenues was an IT Consulting Company which accounted for approximately 10.0% of its revenues. In May 2013, this customer sold its business and paid all of its obligations to Anchor including a $75,000 early termination fee. For the three months ended March 31, 2012, the Company’s largest customer by revenues was a food service Company which accounted for approximately 10.2% of its revenues.

Client Accounts - As of March 31, 2013, we have three clients that account for an aggregate of approximately 34.6% of our accounts receivable portfolio and approximately 25.6% of our revenues for the three months ended March 31, 2013.  The transactions and balances with these clients as of and for the three months ended March 31, 2013 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues for
	Portfolio As of	the Three Months Ended
Entity	March 31, 2013	March 31, 2013

Food Service Company in Missouri (1)	15.3%	8.4%
Paperboard Company in Michigan	10.2%	7.2%
IT Consultant in Maryland	9.1%	10.0%
	34.6%	25.6%
(1)	Percentage calculation includes $372,149 which is classified as “due from client” for this entity.

If these clients’ balances did not collect, the Company’s total potential loss would be $3,309,762; however, the majority of these balances were subsequently collected and the Company deems them all collectible.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 per depositor at FDIC-insured depository institutions.  During the three months ended March 31, 2013, the Company from time to time may have had amounts on deposit in excess of the insured limits.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest to a financial institution was $102,288 and $90,323 for the quarters ended March 31, 2013 and 2012, respectively.

Non-cash financing and investing activities consisted of the following:

For the three months ending March 31, 2013
None

For the three months ending March 31, 2012

None

13.  INCOME TAXES:

As of December 31, 2012, the Company had approximately $3.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2013 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

The rental expense for the three months ended March 31, 2013 and 2012 was approximately $14,341 and $11,200, respectively.

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

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2012. Some of the information contained in this discussion and analysis or set forth elsewhere in this form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2012 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiary, Anchor Funding Services, LLC.

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

Management considered approximately $80,500 of their March 31, 2013 and December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of March 31, 2013, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $307,300.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $66,000 and $68,000 for the quarters ended March 31, 2013 and 2012, respectively.

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Income	Shares	Amount	Net Income	Shares	Amount
Three Months Ended March 31,
Basic EPS	$52,916	18,634,369	$-	$36,769	18,634,369	$-
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,057,148	-	-	1,881,763	-
Diluted EPS	$52,916	20,691,517	$-	$36,769	20,516,132	$-

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

See Note 9 for the impact on the operating results for the three months ended March 31, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the three months ended March 31, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

The following table compares the operating results for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Finance revenues	$602,607	$542,496	$60,111	11.1
Interest income (expense), net and commissions	(102,381)	(90,323)	12,058	13.3
Net finance revenues	500,226	452,173	48,053	10.6
(Provision) benefit for credit losses	-	-	-	-
Finance revenues, net of interest expense and credit losses	500,226	452,173	48,053	10.6
Operating expenses	447,310	415,404	31,906	7.7
Net income before income taxes	52,916	36,769	16,147	43.9
Income tax (provision) benefit:	-	-	-	-
Net income	$52,916	$36,769	$16,147	43.9

Finance revenues increased to $602,607 for the three months ended March 31, 2013 compared to $542,496 for the three months ended March 31, 2012, an 11.1% increase.   Finance revenues increased due to an increase in business from existing clients and new clients.

The Company had net interest expense of $102,381 for the three months ended March 31, 2013 compared to net interest expense of $90,323 for the three months ended March 31, 2012. This change is primarily the result of the Company borrowing more to purchase invoices.

Operating expenses for the three months ended March 31, 2013 were $447,310 compared to $415,404 for the three months ended March 31, 2012, a $31,906 increase. This 7.7% increase is primarily the result of additional payroll costs associated with the Company’s opening of a sales office in Medley, Florida.

Increased finance revenues more than offset the increases in interest and operating expenses and resulted in net income for the three months ended March 31, 2013 of $52,916 compared to net income of $36,769 for the three months ended March 31, 2012.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $888,432 for the three months ended March 31, 2013 and was primarily due to cash used by operating assets, primarily to purchase accounts receivable. Cash used by operating assets and liabilities was primarily due to an increase of $498,471 in retained interest in accounts receivable and an increase in due from client of $372,149. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2013, net cash used in investing activities was $13,423 for the purchase of property and equipment.

For the three months ended March 31, 2012, net cash used in investing activities was $2,349 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $988,685 for the three months ended March 31, 2013. This was the result of proceeds from the Company’s rediscount credit facility.

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

On October 22, 2010, the Company filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the quarter ended March 31, 2013, there were no current developments involving the current legal proceeding.

Item 1A.	RISK FACTORS:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	For the three months ended March 31, 2013, there were no sales of unregistered securities.
(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the three months ended March 31, 2013, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.	EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
10.29	Amendment to Employment Agreement of Morry F. Rubin (10)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –First Quarter Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest eventNovember 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event- December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event-November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(9)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR FUNDING SERVICES, INC.

Date: May 14, 2013	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: May 14, 2013	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer