Form 10-Q
period 2013-06-30
Anchor Funding Services, Inc.
filed 2013-08-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2013

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

As of June 30, 2013, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

ANCHOR FUNDING SERVICES, INC.

Form 10-Q Quarterly Report

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	June 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$745,622	$610,439
Retained interest in purchased accounts receivable, net	7,057,649	7,019,463
Due from client	229,899	-
Earned but uncollected fee income	211,516	168,805
Prepaid expenses and other	80,593	100,998
Total current assets	8,325,279	7,899,705

PROPERTY AND EQUIPMENT, net	14,844	14,257

OTHER ASSETS
Intangible assets – patent costs	20,339	-
Security deposits	6,023	6,023
Total other assets	26,362	6,023

	$8,366,485	$7,919,985
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to financial institution	$5,424,619	$4,977,763
Accounts payable	59,921	86,772
Accrued payroll and related taxes	49,654	69,338
Accrued expenses	25,382	59,252
Collected but unearned fee income	21,682	28,642
Total current liabilities	5,581,258	5,221,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,545,982	7,496,693
ACCUMULATED DEFICIT	(5,434,027)	(5,471,747)
	2,785,227	2,698,218

	$8,366,485	$7,919,985

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended June 30,		(Unaudited) For the six months ended June 30,
	2013	2012	2013	2012
FINANCE REVENUES	$703,602	$712,749	$1,306,209	$1,255,245
INTEREST EXPENSE - financial institutions	(108,032)	(143,499)	(210,413)	(233,822)
INTEREST EXPENSE - related party	-	(4,110)	-	(4,110)

NET FINANCE REVENUES	595,570	565,140	1,095,796	1,017,313
(PROVISION) RECOVERY FOR CREDIT LOSSES	(105,000)	14,104	(105,000)	14,104

FINANCE REVENUES, NET OF INTEREST EXPENSE AND CREDIT LOSSES	490,570	579,244	990,796	1,031,417

OPERATING EXPENSES	505,766	410,644	953,076	826,048

INCOME LOSS BEFORE INCOME TAXES	(15,196)	168,600	37,720	205,369

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(15,196)	$168,600	$37,720	$205,369

NET INCOME (LOSS) PER SHARE
Basic	$-	$0.01	$-	$0.01
Dilutive	$-	$0.01	$-	$0.01

WEIGHTED AVERAGE SHARES
Basic	18,634,369	18,634,369	18,634,369	18,634,369
Dilutive	20,739,580	20,516,132	20,710,206	20,516,132

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ANCHOR FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2013

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2012	$671,409	$1,863	$7,496,693	$(5,471,747)	$2,698,218

Provision for compensation expense related to issued stock options	-	-	47,373	-	47,373

Provision for compensation expense related to issued warrants	-	-	1,916	-	1,916

Net income	-	-	-	37,720	37,720

Balance, June 30, 2013 (unaudited)	$671,409	$1,863	$7,545,982	$(5,434,027)	$2,785,227

The accompanying notes to the consolidated financial statements are an integral part of these statements

ANCHOR FUNDING SERVICES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net income	$37,720	$205,369
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	12,658	9,995
Compensation expense related to issuance of stock options	47,373	5,327
Compensation expense related to issuance of warrants	1,916	9,582
Allowance for uncollectible accounts	105,000	6,949
(Increase) in retained interest in purchased
accounts receivable	(143,186)	(3,019,844)
(Increase) in due from client	(229,899)	-
(Increase) in earned but uncollected fee income	(42,711)	(45,084)
Decrease (increase) in prepaid expenses and other	20,405	(4,881)
(Decrease) increase in accounts payable	(26,851)	16,690
(Decrease) in accrued payroll and related taxes	(19,684)	(7,629)
(Decrease) in collected but not earned	(6,960)	(5,773)
(Decrease) increase in accrued expenses	(33,870)	3,765
Net cash used in operating activities	(278,089)	(2,825,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(20,339)	-
Purchases of property and equipment	(13,245)	(4,194)
Net cash used in investing activities	(33,584)	(4,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financial institution, net	446,856	2,259,543
Proceeds from participant	-	683,729
Proceeds from promissory notes	-	400,000
Net cash provided by financing activities	446,856	3,343,272

INCREASE IN CASH	135,183	513,544

CASH, beginning of period	610,439	306,571

CASH, end of period	$745,622	$820,115

The accompanying notes to the consolidated financial statements are an integral part of these statements.

           ANCHOR FUNDING SERVICES, INC.

Notes To Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2013 and 2012

(Unaudited)

The Consolidated Balance Sheet as of June 30, 2013, the Consolidated Statements of Operations and Consolidated Statements of Changes In Stockholders’ Equity for the six months ended June 30, 2013 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2013, results of operations for the three months and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012, and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2012.

1.	BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of Anchor Funding Services, Inc. (formerly BTHC XI, Inc.) and its wholly owned subsidiaries, Anchor Funding Services, LLC (“Anchor”) and FlexShopper, LLC (“FlexShopper”).

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

FlexShopper, LLC is a North Carolina limited liability company. It was formed for the purpose of developing a business that will provide certain types of durable goods to consumers on a lease to own basis and also provide lease to own terms to consumers of third party retailers.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiaries, Anchor Funding Services, LLC and FlexShopper, LLC.

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Management considered approximately $185,449 of their June 30, 2013 and December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2013, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $151,400.

Intangible Assets - Intangible assets are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $86,000 and $67,400 for the quarters ended June 30, 2013 and 2012, respectively, and $151,700 and $135,700 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Income (Loss)	Shares	Amount	Net Income	Shares	Amount
Three Months Ended June 30,
Basic EPS	$(15,196)	18,634,369	$0.00	$168,600	17,763,618	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,105,211	-	-	2,752,514	-
Diluted EPS	$(15,196)	20,739,580	$0.00	$168,600	20,516,132	$0.01

Six Months Ended June 30,
Basic EPS	$37,720	18,634,369	$0.00	$205,369	17,763,618	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,075,837	-	-	2,752,514	-
Diluted EPS	$37,720	20,710,206	$0.00	$205,369	20,516,132	$0.01

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

See Note 9 for the impact on the operating results for the three months and six months ended June 30, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the six months ended June 30, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

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

In February 2013, the FASB Issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. We adopted this ASU on March 1, 2013 and it had no impact on our financial statements.

In February 2013, the FASB Issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date". ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January 1, 2014. Upon adoption, we do not expect this ASU to impact our financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, " which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact on our financial statements with respect to ASU 2013-11.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact in the Company’s financial position, results of operations or cash flows.

3.	RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	June 30, 2013	December 31, 2012
Purchased invoices	$8,628,028	$8,921,203
Purchase order advances	35,000	21,156
Reserve account	(1,419,930)	(1,842,447)
Allowance for uncollectible invoices	(185,449)	(80,449)
	$7,057,649	$7,019,463

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	June 30, 2013	December 31, 2012
Staffing	$169,754	$185,557
Transportation	1,586,863	1,773,290
Service	4,259,693	4,528,668
Manufacturing	256,011	612,397
Apparel	970,777	-
	$7,243,098	$7,099,912

Adjustments to the allowance for uncollectible invoices were as follows:

	For the six months ended June 30,
	2013	2012
Balance - beginning of period	$80,449	$17,500
Provision for credit losses	105,000	6,949
Write-offs	-	-
Balance - end of period	$185,449	$24,449

Total purchased invoices and purchase order advances were as follows:

	For the quarters ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Purchased invoices	$24,099,369	$28,101,603	$48,051,056	$48,346,720
Purchase order advances	55,000	115,231	145,000	211,961
	$24,154,369	$28,216,834	$48,196,056	$48,558,681

4.	DUE FROM CLIENT

As of June 30, 2013, the Company advanced a food service company $229,899 in excess of its accounts receivable.  This amount was included in a subsequent invoice for completed services that were assigned to the Company. See Note 11.  CONCENTRATIONS , Client Accounts.

5.	PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	June 30, 2013	December 31, 2012
Furniture and fixtures	2-5 years	$52,587	$46,818
Computers and software	3-7 years	194,980	187,505
		247,567	234,323
Less: accumulated depreciation		(232,723)	(220,066)
		$14,844	$14,257

Depreciation expense was $8,495 and $4,983 for the quarters ended June 30, 2013 and 2012, respectively and $12,658 and $9,995 for the six months ended June 30, 2013 and 1012, respectively.

6.	DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of not more than four to one (4:1).  As of June 30, 2013, the Company was in compliance. The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $5,424,619 as of June 30, 2013 and $4,977,763 as of December 31, 2012.

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

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the six months ended June 30, 2013 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2012	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance June 30, 2013	376,387	18,634,369

8.	RELATED PARTY TRANSACTION:

Promissory notes payable

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $0 and $4,110 of interest on these notes for the three months ended June 30, 2013 and 2012, respectively. Anchor paid $0 and $4,110 of interest on these notes for the six months ended June 30, 2013 and 2012, respectively.

Options granted to officers and directors.

On March 20, 2012, M. Rubin and B. Bernstein were each granted 10 year options to purchase 250,000 shares of common stock each for a total of 500,000 shares, with the options vesting over a period of 10 years. On May 17, 2013, the Board approved the accelerated vesting of these options such that they all became vested. Due to the anti-dilution provisions of our Series 1 Convertible Preferred Stock, this grant caused an adjustment of our preferred stock into common stock. Each share of Series 1 Preferred Stock is now convertible into 5.1 shares of the Company’s Common Stock. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to Common Stock at any time. See Note 9.

In June 2012, Paul Healy was granted 10-year non-statutory stock options to purchase 180,000 shares of Anchor’s common stock exercisable at $.25 per share. The options vest one-third immediately and one-third on each of the successive anniversary dates from Mr. Healy joining the board until fully vested.

In June 2013, the Company granted the Chief Information Officer of FlexShopper, 10-year Incentive Stock Options to purchase 100,000 shares of Anchor’s Common Stock, exercisable at $.35 per share. The options vest one-third immediately, and one-third on each of the successive anniversary dates from the date the FlexShopper Chief Information Officer commenced work.

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

●
An annual salary of $1 until, the first day of the first month following such time as the Company, shall have, within any period beginning on January 1 and ending not more than 12 months thereafter, earned pre-tax net income exceeding $1,000,000, M. Rubin’s base salary shall be adjusted to an amount, to be mutually agreed upon between M. Rubin and the Company, reflecting the fair value of the services provided, and to be provided, by M. Rubin taking into account (i) his position, responsibilities and performance, (ii) the Company’s  industry, size and performance, and (iii) other relevant factors. On August 8, 2013, the Board modified M. Rubin’s employment agreement and approved an annual salary of $125,000. M. Rubin is eligible to receive annual bonuses as determined by the Company’s compensation committee.  M. Rubin shall be entitled to a monthly automobile allowance of $1,500.

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

●	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following table summarizes information about stock options as of June 30, 2013:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	33,750
$0.62	500,000	6 years	500,000
$0.17	500,000	9 years	500,000
$0.35	100,000	10 years	33,333
$0.25	180,000	9 years	120,000
	2,930,000		2,792,083

The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model with the following assumptions:

Exercise price	$.17 to $1.25
Term	10 years
Volatility	.39 to 2.50
Dividends	0%
Discount rate	0.05% to 4.75%

The fair value amounts recorded for these options in the statement of operations was $47,373 and $5,327 for the six months ended June 30, 2013 and 2012, respectively.

10.	WARRANTS:

In March, 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock. These warrants were due to expire on January 31, 2013 but were extended by the Company through January 31, 2014 on the condition that each warrant holder accept a new exercise price of $1.35 per share. The following information was input into BSM to compute a per warrant price of $.023:

Exercise price	$1.35
Term	7 years
Volatility	40%
Dividends	0%
Discount rate	.05%

For the six months ended June 30, 2013 and 2012 the Company recorded compensation expense of $1,916 and $9,582 respectively, related to the issuance of these warrants.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of June 30, 2013:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	10 Months	1,342,500
$1.00	2,000,004	7 years	2,000,004

11.	CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Apparel	$23,226	$59,388	$22,521	$61,182
Transportation	156,942	171,240	327,928	330,039
Staffing	18,965	17,798	30,571	46,545
Service	443,417	387,970	786,005	737,940
Other	60,962	76,353	139,074	79,539
Publishing	90	-	110	-
	$703,602	$712,749	$1,306,209	$1,255,245

Major Customers –  For the three months ended June 30, 2013, the Company’s largest customer by revenues was an IT Consulting Company which accounted for approximately 20.9% of its revenues. This customer sold its business in May 2013 and paid its obligations to the Company including a $75,000 early termination fee which is included in finance revenues for the three and six months ended June 30, 2013. This customer was also the Company’s largest customer for the six months ended June 30, 2013, accounting for approximately 15.0% of its revenues.

For the three months and six months ended June 30, 2012, the Company did not have a customer that accounted for 10% or more of its revenues.

Client Accounts - As of June 30, 2013, we have two clients that account for an aggregate of approximately 29.9% of our accounts receivable portfolio and three clients that account for approximately 28.5% and 22.7% of our revenues for the three and six months ended June 30, 2013, respectively.  The transactions and balances with these clients as of and for the three and six months ended June 30, 2013, respectively, are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues for	Percentage of Revenues for
	Portfolio As of	the Three Months Ended	the Three Months Ended
Entity	June 30, 2013	June 30, 2013	June 30, 2013

Food Service Company in Missouri (1)	17.6%	4.3%	6.0%
Apparel Company in Florida	12.3%	3.3%	1.7%
IT Consultant in Maryland	-	20.9%	15.0%
	29.9%	28.5%	22.7%

(1)	Percentage calculation does not include $229,899 which is classified as “due from client” for this entity.

As of June 30,2013, the Company's total exposure, to these clients, is $2,820,073; however, except for the Food Service Company in Missouri, the majority of these balances have been collected subsequent to June 30, 2013. Subsequent to June 30, 2013, Anchor determined that the Food Service Company of Missouri had misdirected certain payments due to Anchor, therefore Anchor ceased funding, except as required under the bankruptcy proceedings subsequently mentioned. On August 8, 2013, the Food Service Company of Missouri filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company of Missouri was approximately $1,450,000. After considering the Chapter 11 bankruptcy filing, preliminary bankruptcy court rulings requiring additional funding to the Food Service Company of Missouri and Anchor's collateral position in the underlying receivables, Anchor decided to increase its allowance for doubtful accounts by $105,000. This estimate to increase the allowance for doubtful accounts could change as additional facts and circumstances become known by Anchor.

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 per depositor at FDIC-insured depository institutions.  During the six months ended June 30, 2013, the Company from time to time may have had amounts on deposit in excess of the insured limits.

12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest to a financial institution was $213,414 and $220,854 for the six months ended June 30, 2013 and 2012, respectively.

Non-cash financing and investing activities consisted of the following:

For the three and six months ending June 30, 2013
None

For the three and six months ending June 30, 2012

None

13.  INCOME TAXES:

As of December 31, 2012, the Company had approximately $3.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2013 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

14. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, Boca Raton, FL and Medley, Florida.  All lease agreements are with unrelated parties.

The Company has two Charlotte leases for adjoining space that expire May 31, 2014.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL, and on November 1, 2011 renewed for another two years. The monthly rental is approximately $1,413.

The Company has a lease for office space in Medley, FL, which expires on May 12, 2014. The monthly rental is approximately $800.

The rental expense for the six months ended June 30, 2013 and 2012 was approximately $28,586 and $21,880 respectively.

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

15.	SUBSEQUENT EVENTS

On August 1, 2013, the Company entered into a 39 month lease for additional office space in Boca Raton, FL to accommodate the FlexShopper business and its additional employees. The monthly rent is approximately $6,800.

On August 8, 2013, the Board modified M. Rubin’s employment agreement and approved an annual salary of $125,000.

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

Executive Overview

One of our business objectives is to create a well-recognized, national financial services firm for small businesses providing accounts receivable funding (factoring), purchase order finance, outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to, trade finance and government contract funding. For certain service businesses, Anchor also provides back office support, including payroll and invoice processing services. We provide our services to clients nationwide.   We plan to achieve our growth objectives through internal growth through a network of business development personnel and mass media marketing initiatives. Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida, which includes its sales and marketing functions. We have a sales office in Medley, Florida which sells freight bill funding services to transportation companies under our TruckerFunds.com trade name.

In June 2013 we formed a wholly owned subsidiary of Anchor, FlexShopper, LLC, for the purpose of developing a business that will provide certain types of durable goods to consumers on a lease to own basis and also provide lease to own terms to consumers of third party retailers. The Company anticipates generating revenues from this new line of business later this year, while maintaining its existing business.  Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces.  FlexShopper and its online LTO products will provide consumers the ability to acquire durable goods, including electronics, computers and furniture they need, on a low payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may substantially increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis.  One method currently in development by FlexShopper that connects retailers/e-tailers with these consumers is a patent pending system that enables consumers to buy products on an LTO basis using mobile devices and tablets. FlexShopper has been hiring employees to implement its business plan including a Chief Information Officer, Vice President of eCommerce and programmers. The Company anticipates additional expenses to develop this line of business of approximately $100,000 per month and potentially higher as the Company implements its programs and builds an infrastructure to support its revenues and business objectives.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Anchor Funding Services, Inc. and, its wholly owned subsidiaries, Anchor Funding Services, LLC and FlexShopper, LLC.

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Management considered approximately $185,449 of their June 30, 2013 and December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of June 30, 2013, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $151,400.

Intangible Assets - Intangible assets are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $86,000 and $67,400 for the quarters ended June 30, 2013 and 2012, respectively, and $151,700 and $135,700 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

		2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Income (loss)	Shares	Amount	Net Income	Shares	Amount
Three Months Ended June 30,
Basic EPS	$(15,196)	18,634,369	$0.00	$168,600	17,763,618	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,105,211	-	-	2,752,514	-
Diluted EPS	$(15,196)	20,739,580	$0.00	$168,600	20,516,132	$0.01

Six Months Ended June 30,
Basic EPS	$37,720	18,634,369	$0.00	$205,369	17,763,618	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	2,075,837	-	-	2,752,514	-
Diluted EPS	$37,720	20,710,206	$0.00	$205,369	20,516,132	$0.01

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

See Note 9 for the impact on the operating results for the three months and six months ended June 30, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the three and six months ended June 30, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

The following table compares the operating results for the three months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Finance revenues	$703,602	$712,749	$(9,147)	(1.3)
Interest expense, net and commissions	(108,032)	(147,609)	39,577	(26.8)
Net finance revenues	595,570	565,140	30,430	5.4
(Provision) recovery for credit losses	(105,000)	14,104	(119,104)	-
Finance revenues, net of interest expense and credit losses	490,570	579,244	(88,674)	(15.3)
Operating expenses	505,766	410,644	95,122	23.2
Net income (loss) before income taxes	(15,196)	168,600	(183,796)	(109.0)
Income tax (provision) benefit:	-	-	-	-
Net income (loss)	$(15,196)	$168,600	$(183,796)	(109.0)

Finance revenues decreased 1.3% for the three months ended June 30, 2013 to $703,602 compared to $712,749 for the comparable period of the prior year.   The finance revenues for the three months ended June 30, 2013 also include a one-time fee of approximately $75,000 from a client for terminating its contract early. Excluding this fee, finance revenues decreased approximately 11.8% or $84,147.  This decrease is primarily due to two large clients that terminated their relationships with the Company and satisfied their obligations to Anchor.

The Company had interest expense of $108,032 for the three months ended June 30, 2013 compared to interest expense of $147,609 for the three months ended June 30, 2012. The Company’s average borrowings were higher for the three months ended June 30, 2012 than for the three months ended June 30, 2013. This in addition to the Company incurring higher interest expense for borrowings under a participation arrangement and promissory notes payable for the three months ended June 30, 2012, resulted in a decrease in interest expense of $39,577.

The Company had a $185,000 provision for credit losses for the three months ended June 30, 2013 compared to a benefit for credit losses of $14,104 for the three months ended June 30, 2012. The increase in the provision for credit losses was the result of a client that filed for Chapter II bankruptcy subsequent to June 30, 2013.

Operating expenses for the three months ended June 30, 2013 were $505,766 compared to $410,644 for the three months ended June 30, 2012, a 23.2% or $95,122 increase.  This increase is primarily the result of  approximately $40,000 of additional compensation expense resulting from the issuance of stock options, $20,000 of additional operating expenses associated with FlexShopper, LLC and additional operating expenses associated with the sales office opened by the Company in Medley, Florida.

The Company’s net loss for the three months ended June 30, 2013 was $15,196 compared to net income of $168,600 for the three months ended June 30, 2012. The decrease in finance revenues combined with the increase in operating expenses and the increase in provision for credit losses resulted in a $183,796 decrease in net income for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

The following table compares the operating results for the six months ended June 30, 2013 and June 30, 2012:

	2013	2012	$ Change	% Change
Finance revenues	$1,306,209	$1,255,245	$50,964	4.1
Interest expense, net and commissions	(210,413)	(237,932)	27,519	(11.6)
Net finance revenues	1,095,796	1,017,313	78,483	7.7
(Provision) recovery for credit losses	(105,000)	14,104	(119,104)	-
Finance revenues, net of interest expense and credit losses	990,796	1,031,417	(40,621)	(3.9)
Operating expenses	953,076	826,048	127,028	15.4
Net income before income taxes	37,720	205,369	(167,649)	(81.6)
Income tax (provision) benefit:	-	-	-	-
Net income	$37,720	$205,369	$(167,649)	(81.6)

Finance revenues increased 4.1% for the six months ended June 30, 2013 to $1,306,209 compared to $1,255,245 for the comparable period of the prior year.   The finance revenues for the six months ended June 30, 2013 also include a one-time fee of approximately $75,000 from a client for terminating its contract early. Excluding this fee, finance revenues decreased approximately 1.9% or $24,036.  This decrease is primarily due to two large clients that terminated their relationships with the Company and satisfied their obligations to Anchor.

The Company had interest expense of $210,413 for the six months ended June 30, 2013 compared to interest expense of $237,932 for the six months ended June 30, 2012. The Company’s average borrowings were higher for the six months ended June 30, 2012 than for the six months ended June 30, 2013. This in addition to the Company incurring higher interest expense for borrowings under a participation arrangement and promissory notes payable for the six months ended June 30, 2012, resulted in a decrease in interest expense of $27,915.

The Company had a $105,000 provision for credit losses for the six months ended June 30, 2013 compared to a benefit for credit losses of $14,104 for the six months ended June 30, 2012. The increase in the provision for credit losses was a result of a client that filed for Chapter II bankruptcy subsequent to June 30, 2013.

Operating expenses for the six months ended June 30, 2013 were $953,076 compared to $826,048 for the six months ended June 30, 2012, a 15.4% or $127,028 difference.  This increase is primarily the result of approximately $40,000 of additional compensation expense resulting from the issuance of stock options, $20,000 of additional operating expenses associated with FlexShopper, LLC and additional operating expenses associated with the sales office opened by the Company in Medley, Florida.

The Company’s net income for the three months ended June 30, 2013 was $37,720 compared to $205,369 for the six months ended June 30, 2012. The increase in finance revenues was offset by the increase in operating expenses and the increase in provision for credit losses and resulted in a $167,649 decrease in net income for the six months ended June 30, 2013.

FlexShopper

In June 2013 we formed a wholly owned subsidiary of Anchor, FlexShopper, LLC, for the purpose of developing a business that will provide certain types of durable goods to consumers on a lease to own basis and also provide lease to own terms to consumers of third party retailers. The Company anticipates generating revenues from this new line of business later this year, while maintaining its existing business.  Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces.  FlexShopper and its online LTO products will provide consumers the ability to acquire durable goods, including electronics, computers and furniture they need, on a low payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may substantially increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis.  One method currently in development by FlexShopper that connects retailers/e-tailers with these consumers is a patent pending system that enables consumers to buy products on an LTO basis using mobile devices and tablets. FlexShopper has been hiring employees to implement its business plan including a Chief Information Officer, Vice President of eCommerce and programmers. The Company anticipates additional expenses to develop this line of business of approximately $100,000 per month and potentially higher as FlexShopper implements its programs and builds an infrastructure to support its revenues and business objectives. These additional expenses may cause the Company to incur losses. The Company intends to raise additional financing to support the business needs and potential initial operating losses of its new subsidiary, FlexShopper. No assurances can be given that the Company will be able to raise additional financing on terms satisfactory to us, if at all. See “Capital Resources".

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $278,089 for the six months ended June 30, 2013 and was primarily due to our net income for the period, a $105,000 increase in the allowance for uncollatible accounts and cash used by operating assets, primarily from an increase of $143,186 in purchased accounts receivable and $229,899 in due from client. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash used by operating activities was $2,825,534 for the six months ended June 30, 2012 and was primarily due to our net income for the period and cash used by operating assets, primarily from an increase of $3,019,844 in purchased accounts receivable. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the six months ended June 30, 2013 net cash used in investing activities was $33,584; $13,245 was used for the purchase of property and equipment and $20,339 was used on patent filings.

For the six months ended June 30, 2012, net cash used in investing activities was $4,194 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $446,856 for the six months ended June 30, 2013, and was due to proceeds from a financial institution.

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

The Company intends to raise additional financing to support the business needs and initial operating losses of FlexShopper. Otherwise, based on our current cash position and our Credit Facilities, we believe we can meet our cash needs of Anchor Funding Services for the next 1 2 to 15 months and support our anticipated organic growth. In the event our FlexShopper business requires additional financing, the Company will seek to raise additional equity or debt financing to support these operations. No assurances can be given that such funding will be available to us on terms satisfactory to us, if at all.

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

On October 22, 2010, the Company filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the six months ended June 30, 2013, there were no current developments involving the current legal proceeding.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	For the six months ended June 30, 2013, there were no sales of unregistered securities.

June 2013	Common Stock Options (1)	100,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

(1)   Options are exercisable at $0.35 per share.
(b)   Rule 463 of the Securities Act is not applicable to the Company.
(c)  In the six months ended June 30, 2013, there were no repurchases by the Company of its Common  Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

             Not applicable.

ITEM 5.	OTHER INFORMATION:

On August 1, 2013, the Company's OTC Bulletin Board symbol was changed from "AFNG" to "FPAY." "FPAY" denotes a "flexible way to pay." The Company intends to change its corporate name to FlexShopper, Inc., subject to stockholder approval.  The Company has filed a trademark application with the United States Patent and Trademark Office.

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

ANCHOR FUNDING SERVICES, INC.

Date: August 14, 2013	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer