Form 10-Q
period 2013-09-30
FlexShopper, Inc.
filed 2013-11-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2013

Commission File Number: 0-52589

FLEXSHOPPER, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

10801 Johnston Road. Suite 210 Charlotte, NC (Address of Principal Executive Offices)	28226 (Zip Code)

                  (866) 789-3863
(Registrant's telephone number)

ANCHOR FUNDING SERVICES, INC.
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

As of September 30, 2013, the Company had a total of 18,634,369 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	September 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash	$1,261,461	$610,439
Retained interest in purchased accounts receivable, net	4,472,459	7,019,463
Due from clients	509,970	-
Earned but uncollected fee income	107,091	168,805
Prepaid expenses and other	70,204	100,998
Total current assets	6,421,185	7,899,705

PROPERTY AND EQUIPMENT, net	57,312	14,257

OTHER ASSETS:
Intangible assets – patent costs	20,657	-
Security deposits	11,145	6,023
	31,802	6,023

	$6,510,299	$7,919,985
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$3,693,884	$4,977,763
Accounts payable	121,219	86,772
Accrued payroll and related taxes	59,487	69,338
Accrued expenses	90,777	59,252
Collected but unearned fee income	17,628	28,642
Total current liabilities	3,982,995	5,221,767

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	1,863	1,863
ADDITIONAL PAID IN CAPITAL	7,553,232	7,496,693
ACCUMULATED DEFICIT	(5,699,200)	(5,471,747)
	2,527,304	2,698,218

	$6,510,299	$7,919,985

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended September 30,		(Unaudited) For the nine months ended September 30,
	2013	2012	2013	2012
FINANCE REVENUES	$546,872	$677,313	$1,853,081	$1,932,558
INTEREST EXPENSE - financial institutions	(87,656)	(118,470)	(298,069)	(352,292)
INTEREST EXPENSE - related party	-	(11,013)	-	(15,123)

NET FINANCE REVENUES	459,216	547,830	1,555,012	1,565,143
BENEFIT (PROVISION) FOR CREDIT LOSSES	45,675	(43,901)	(59,325)	(29,797)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	504,891	503,929	1,495,687	1,535,346

OPERATING EXPENSES	770,064	392,911	1,723,140	1,218,959

INCOME (LOSS) BEFORE INCOME TAXES	(265,173)	111,018	(227,453)	316,387

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(265,173)	$111,018	$(227,453)	$316,387

NET INCOME (LOSS) PER SHARE:
Basic	$(0.01)	$0.01	$(0.01)	$0.02
Dilutive	$(0.01)	$0.01	$(0.01)	$0.02

WEIGHTED AVERAGE SHARES
Basic	18,634,369	18,634,369	18,634,369	18,634,369
Dilutive	18,634,369	20,843,574	18,634,369	20,773,102

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2013

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2012	$671,409	$1,863	$7,496,693	$(5,471,747)	$2,698,218

Provision for compensation expense related to issued stock options	-	-	54,623	-	54,623

Provision for compensation expense related to issued warrants	-	-	1,916	-	1,916

Net loss	-	-	-	(227,453)	(227,453)

Balance, September 30, 2013 (unaudited)	$671,409	$1,863	$7,553,232	$(5,699,200)	$2,527,304

The accompanying notes to the consolidated financial statements are an integral part of these statements

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net (loss) income	$(227,453)	$316,387
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	19,681	15,255
Compensation expense related to issuance of stock options	54,623	8,003
Compensation expense related to issuance of warrants	1,916	15,330
Allowance for uncollectible accounts	-	29,797
Decrease (increase) in retained interest in purchased
accounts receivable	2,547,004	(69,523)
(Increase) in due from client	(509,970)	-
Decrease in earned but uncollected fee income	61,714	22,868
Decrease (increase) in prepaid expenses and other	30,794	(451)
(Increase) in security deposits	(5,122)	-
Increase in accounts payable	34,447	5,573
(Decrease) in accrued payroll and related taxes	(9,851)	(9,548)
(Decrease) in collected but not earned	(11,014)	(14,886)
Increase in accrued expenses	31,525	40,995
Net cash provided by operating activities	2,018,294	359,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(20,657)	-
Purchases of property and equipment	(62,736)	(14,764)
Net cash used in investing activities	(83,393)	(14,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments to) proceeds from financial institution, net	(1,283,879)	764,985
Net cash (used in) provided by financing activities	(1,283,879)	764,985

INCREASE IN CASH	651,022	1,110,021

CASH, beginning of period	610,439	306,571

CASH, end of period	$1,261,461	$1,416,592

The accompanying notes to the consolidated financial statements are an integral part of these statements.

           FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Three Months and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

The Consolidated Balance Sheet as of September 30, 2013, the Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and September 30, 2012, and the Consolidated Statements of Changes In Stockholders’ Equity for the nine months ended September 30, 2013, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 have been prepared by us without audit.  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2013, results of operations for the three months and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012, and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2012.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of FlexShopper, Inc. (formerly Anchor Funding Services, Inc. the “Company” ) and its wholly owned subsidiaries, Anchor Funding Services, LLC (“Anchor”) and FlexShopper, LLC (“FlexShopper”).

FlexShopper, Inc. is a Delaware holding corporation. Substantially all operations of the Company are the responsibility of Anchor.

Anchor is a North Carolina limited liability company. Anchor was formed for the purpose of providing factoring and back office services to businesses located throughout the United States of America.

FlexShopper is a North Carolina limited liability company. FlexShopper is developing a business that will provide certain categories of durable goods to consumers on a lease to own basis and also provide lease to own terms to consumers of third party retailers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of FlexShopper, Inc. and, its wholly owned subsidiaries, Anchor and FlexShopper.

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

Revenue Recognition – Anchor charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice and purchase order advance.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee.  Variable transaction fees are variable based on the length of time the purchased invoice and purchase order advance is outstanding.   As specified in its contract with the client, Anchor charges variable increasing percentages of the purchased invoice or purchase order advance as time elapses from the purchase date to the collection date.

For both Fixed and Variable Transaction fees, Anchor recognizes revenue by using one of two methods depending on the type of customer.  For new customers Anchor recognizes revenue using the cost recovery method.  For established customers Anchor recognizes revenue using the accrual method.

Under the cost recovery method, all revenue is recognized upon collection of the entire amount of purchased accounts receivable.

Anchor considers new customers to be accounts whose initial funding has been within the last three months or less.  Management believes it needs three months of history to reasonably estimate a customer’s collection period and accrued revenues.  If three months of history has a limited number of transactions, the cost recovery method will continue to be used until a reasonable revenue estimate can be made based on additional history.  Once Anchor obtains sufficient historical experience, it will begin using the accrual method to recognize revenue.

For established customers Anchor uses the accrual method of accounting.  Anchor applies this method by multiplying the historical yield, for each customer, times the amount advanced on each purchased invoice outstanding for that customer, times the portion of a year that the advance is outstanding.  The customers’ historical yield is based on Anchor’s last nine months of experience with the customer along with Anchor’s experience in the customer’s industry, if applicable.

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices and purchase order advances are collected, Anchor records the appropriate adjustments to record the actual revenue earned on each purchased invoice and purchase order advance. Adjustments from the estimated revenue to the actual revenue have not been material.

FlexShopper’s revenue recognition policies have not been disclosed since it has not had revenues.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased and advances on purchase orders from clients less amounts maintained in a reserve account.  For factoring transactions, Anchor purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses Anchor may have related to the purchased accounts receivable.  For purchase order transactions Anchor advances and pays for 100% of the product’s cost.

Anchor’s factoring and security agreements with their customers include various recourse provisions requiring the customers to repurchase accounts receivable if certain conditions, as defined in the factoring and security agreement, are met.

Senior management reviews the status of uncollected purchased accounts receivable and purchase order advances monthly to determine if any are uncollectible.  Anchor has a security interest in the accounts receivable and inventory purchased and, on a case-by-case basis, may have additional collateral.  Anchor files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, Anchor has varying types of personal guarantees from their customers relating to the purchased accounts receivable and purchase order advances.

Management considered approximately $80,449 of their September 30, 2013 and December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2013, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $85,300.

Intangible Assets - Intangible assets are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Advertising Costs – Anchor charges advertising costs to expense as incurred.  Total advertising costs were approximately $63,000 and $67,000 for the quarters ended September 30, 2013 and 2012, respectively, and $214,700 and $202,700 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Earnings per Share (“EPS”) – Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share include the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.

Also when there is a year-to-date loss from operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the three months and nine months ending September 30, 2013 there was a loss from operations.

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount
Three Months Ended September 30,
Basic EPS	$(265,173)	18,634,369	$(0.01)	$111,018	18,634,369	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,209,205	-
Diluted EPS	$(265,173)	18,634,369	$(0.01)	$111,018	20,843,574	$0.01

Nine Months Ended September 30,
Basic EPS	$(227,453)	18,634,369	$(0.01)	$316,387	18,634,369	$0.02
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,138,733	-
Diluted EPS	$(227,453)	18,634,369	$(0.01)	$316,387	20,773,102	$0.02

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

See Notes 9 and 10 for the impact on the operating results for the three months and nine months ended September 30, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the nine months ended September 30, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

The FASB amended the Comprehensive Income topic of the ASC in February 2013. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company adopted this guidance effective January 1, 2013, as required, and this adoption did not have a significant impact on our consolidated financial statements.

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

3.  RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	September 30, 2013	December 31, 2012
Purchased invoices	$6,203,951	$8,921,203
Purchase order advances	45,000	21,156
Reserve account	(1,696,043)	(1,842,447)
Allowance for uncollectible invoices	(80,449)	(80,449)
	$4,472,459	$7,019,463

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	September 30, 2013	December 31, 2012
Staffing	$314,025	$185,557
Transportation	929,619	1,773,290
Service	2,561,733	4,528,668
Manufacturing	238,898	612,397
Apparel	508,633	-
	$4,552,908	$7,099,912

Adjustments to the allowance for uncollectible invoices were as follows:

	For the nine months ended September 30,
	2013	2012
Balance - beginning of quarter	$80,449	$17,500
Provision for credit losses	59,325	51,000
Write-offs	(59,325)	-
Balance - end of quarter	$80,449	$68,500

Total purchased invoices and purchase order advances were as follows:

	For the quarters ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Purchased invoices	$19,205,588	$23,305,210	$67,256,644	$71,651,930
Purchase order advances	212,800	105,634	357,800	317,595
	$19,418,388	$23,410,844	$67,614,444	$71,969,525

 4. DUE FROM CLIENT

As of September 30, 2013, Anchor was owed $503,500 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $1,450,000. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $950,000 of the Food Service Company’s accounts receivable through September 30, 2013, leaving a remaining balance of $503,500. Subsequent to September 30, 2013, Anchor was paid an additional $203,500; by Court Order, the final balance of $300,000 is to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	September 30, 2013	December 31, 2012
Furniture and fixtures	2-5 years	$63,759	$46,818
Computers and software	3-7 years	233,301	187,505
		297,060	234,323
Less: accumulated depreciation		(239,748)	(220,066)
		$57,312	$14,257

Depreciation expense was $7,023 and $5,230 for the quarters ended September 30, 2013 and 2012, respectively and $19,681 and $15,255 for the nine months ended September 30, 2013 and 1012, respectively.

6.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of not more than four to one (4:1).  As of September 30, 2013, Anchor was in compliance. The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that Anchor has not provided 60 days’ notice to the Bank in advance of the anniversary date. Anchor has not provided notice. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $3,693,884 as of September 30, 2013 and $4,977,763 as of December 31, 2012.

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

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the nine months ended September 30, 2013 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, December 31, 2012	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance September 30, 2013	376,387	18,634,369

8.  RELATED PARTY TRANSACTION:

Promissory notes payable

On June 5, 2012, upon approval of the Board, Anchor entered into two Promissory Notes totaling $400,000, one with Morry Rubin and the other with a major shareholder of the company. Each Promissory Note was for $200,000, had a 90 day term, and earned interest (payable monthly) at 15% per annum. The Promissory Notes were to assist Anchor in providing factoring and purchase order funding facilities to some of its clients. The Promissory Notes were subordinate to and supplemented Anchor's $10 Million Rediscount Credit Facility with a Commercial Bank. Both promissory notes were paid on September 5, 2012. Anchor paid $0 and $11,013 of interest on these notes for the three months ended September 30, 2013 and 2012, respectively. Anchor paid $0 and $15,123 of interest on these notes for the nine months ended September 30, 2013 and 2012, respectively.

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

9. EMPLOYMENT AND STOCK OPTION AGREEMENTS:

On January 31, 2007, the Board adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan.  In October 2009, the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares.

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

•
On August 8, 2013, the Board agreed to modify M. Rubin’s employment agreement and approved an annual salary of $125,000. Previously, M. Rubin received an annual salary of $1.00. M. Rubin is eligible to receive periodic review of his base salary and annual bonuses as determined by the Company’s compensation committee.  M. Rubin shall be entitled to a monthly automobile allowance of $1,500.

•	10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein currently retains his services as President through January 31, 2014.

•
An annual salary of $240,000.  The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as the Company may hereafter adopt from time to time.  The Board approved an annual bonus program for Mr. Bernstein commencing with the 2012 fiscal year and ending with the 2014 fiscal year. The annual bonus is equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus is calculated on the Company’s audited GAAP financial statements.  B. Bernstein is also entitled to a monthly automobile allowance of $1,000.

•	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following table summarizes information about stock options as of September 30, 2013:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	33,750
$0.62	500,000	6 years	500,000
$0.17	500,000	9 years	500,000
$0.35	100,000	10 years	33,333
$0.30	60,000	10 years	20,000
$0.45	35,000	10 years	11,667
$0.25	180,000	9 years	120,000
	3,025,000		2,823,750

The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model with the following assumptions:

Exercise price	$.17 to $1.25
Term	10 years
Volatility	.38 to 2.50
Dividends	0%
Discount rate	0.02% to 4.75%

The fair value amounts recorded for these options in the statement of operations was $54,623 and $8,003 for the nine months ended September 30, 2013 and 2012, respectively.

10. WARRANTS:

In March 2007, the placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock. These warrants were due to expire on January 31, 2013 were extended by the Company through January 31, 2014 on the condition that each warrant holder accept a new exercise price of $1.35 per share. The following information was input into BSM to compute a per warrant price of $.023:

Exercise price	$1.35
Term	7 years
Volatility	40%
Dividends	0%
Discount rate	.05%

For the nine months ended September 30, 2013 and 2012 the Company recorded compensation expense of $1,916 and $15,330 respectively, related to the issuance of these warrants.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of September 30, 2013:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	10 Months	1,342,500
$1.00	2,000,004	7 years	2,000,004

11.  CONCENTRATIONS:

Revenues – Anchor recorded revenues from United States companies in the following industries as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Apparel	$46,361	$77,173	$68,046	$141,930
Transportation	162,726	141,728	478,475	477,777
Staffing	22,544	22,168	62,826	66,544
Service	296,407	344,309	1,090,991	1,070,872
Other	18,834	91,935	152,743	175,435
	$546,872	$677,313	$1,853,081	$1,932,558

Major Customers –  For the three months ended September 30, 2013, Anchor’s largest customers by revenues were an Apparel  Company and a Trucking Company which accounted for approximately 8.5% and 8.2% of its revenues, respectively. An IT Consulting customer sold its business in May 2013 and paid its obligations to Anchor including a $75,000 early termination fee which is included in finance revenues for the nine months ended September 30, 2013. This customer was also Anchor’s largest customer for the nine months ended September 30, 2013, accounting for approximately 10.6% of its revenues.

For the three months and nine months ended September 30, 2012, Anchor did not have a customer that accounted for 10% or more of its revenues.

Client Accounts - As of September 30, 2013, we have one client that accounts for an aggregate of approximately 9.6% of our accounts receivable portfolio and a client that accounted for approximately 10.6% of our revenues for the nine months ended September 30, 2013. The transactions and balances with these clients as of and for the three and nine months ended September 30, 2013, respectively, are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues for	Percentage of Revenues for
	Portfolio As of	the Three Months Ended	the Nine Months Ended
Entity	September 30, 2013	September 30, 2013	September 30, 2013

Apparel Company in Florida	9.6%	8.5%	3.7%
Trucking Company in Virginia	6.3%	8.2%	3.7%
IT Firm in Maryland	-	-	10.6%
	15.9%	16.7%	18.0%

If these clients’ balances did not collect, Anchor’s total potential loss would be $994,942; however, the majority of these balances were collected subsequent to September 30, 2013

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 per depositor at FDIC-insured depository institutions.  During the nine months ended September 30, 2013, the Company from time to time may have had amounts on deposit in excess of the insured limits.

12.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Cash paid for interest to a financial institution was $305,746 and $349,700 for the nine months ended September 30, 2013 and 2012, respectively.

Non-cash financing and investing activities consisted of the following:

For the three and nine months ending September 30, 2013

None

For the three and nine months ending September 30, 2012

None

13.  INCOME TAXES:

As of December 31, 2012, the Company had approximately $3.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2013 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

14. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

Anchor has lease agreements for office space in Charlotte, NC and Boca Raton, FL.  All lease agreements are with unrelated parties.

Anchor has two Charlotte leases for adjoining space that expire May 31, 2014.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, Anchor entered into a 24 month lease for office space in Boca Raton, FL, and on November 1, 2011 renewed for another two years. This lease expired on September 30, 2013 and was not renewed. The monthly rental was approximately $1,413.

On August 1, 2013, FlexShopper entered into a 39 month lease for additional office space in Boca Raton, FL to accommodate the FlexShopper business and its additional employees. The monthly rent is approximately $6,800.

Anchor had a lease for office space in Medley, FL, which was to expire on May 12, 2014. Anchor terminated this lease early and forfeited its security deposit.

The rental expense for the nine months ended September 30, 2013 and 2012 was approximately $42,365 and $34,500 respectively.

Contingencies

We are not a party to any pending material legal proceedings except as described below and in Note 4 and to our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages.

15. SUBSEQUENT EVENTS

On October 16, 2013, the Board of Directors approved and the holders of approximately 51.5% of the outstanding voting capital stock of the Company ratified the filing of an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Company from Anchor Funding Services, Inc. to FlexShopper, Inc.

The Company raised $690,000 from the sale of its restricted Common Stock at $.40 per share. An aggregate of 1,725,000 shares of Common Stock were sold under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

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

In June 2013, we formed a wholly owned subsidiary, FlexShopper, LLC, for the purpose of developing a business that will provide certain categories of durable goods to consumers on a lease to own (“LTO”) basis and also provide lease to own terms to consumers of third party retailers. The Company anticipates generating revenues from this new line of business later this year, while maintaining its existing business.  Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces.  FlexShopper and its online LTO products will provide consumers the ability to acquire durable goods, including electronics, computers and furniture they need, on a low payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may substantially increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis.  One method currently in development by FlexShopper that connects retailers/e-tailers with these consumers is a patent pending system that enables consumers to buy products on an LTO basis using mobile devices and tablets. FlexShopper has been hiring employees to implement its business plan including a Chief Information Officer, Vice President of eCommerce and programmers. The Company anticipates additional expenses to develop this line of business of approximately $100,000 per month and potentially higher as the Company implements its programs and builds an infrastructure to support its revenues and business objectives.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of FlexShopper, Inc. and, its wholly owned subsidiaries, Anchor Funding Services, LLC and FlexShopper, LLC.

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

Revenue Recognition – Anchor charges fees to its customers in one of two ways as follows:

1)
Fixed Transaction Fee. Fixed transaction fees are a fixed percentage of the purchased invoice and purchase order advance.  This percentage does not change from the date the purchased invoice is funded until the date the purchased invoice is collected.

2)
Variable Transaction Fee.  Variable transaction fees are variable based on the length of time the purchased invoice and purchase order advance is outstanding.   As specified in its contract with the client, Anchor charges variable increasing percentages of the purchased invoice or purchase order advance as time elapses from the purchase date to the collection date.

For both Fixed and Variable Transaction fees, Anchor recognizes revenue by using one of two methods depending on the type of customer.  For new customers Anchor recognizes revenue using the cost recovery method.  For established customers Anchor recognizes revenue using the accrual method.

Under the cost recovery method, all revenue is recognized upon collection of the entire amount of purchased accounts receivable.

Anchor considers new customers to be accounts whose initial funding has been within the last three months or less.  Management believes it needs three months of history to reasonably estimate a customer’s collection period and accrued revenues.  If three months of history has a limited number of transactions, the cost recovery method will continue to be used until a reasonable revenue estimate can be made based on additional history.  Once Anchor obtains sufficient historical experience, it will begin using the accrual method to recognize revenue.

For established customers Anchor uses the accrual method of accounting.  Anchor applies this method by multiplying the historical yield, for each customer, times the amount advanced on each purchased invoice outstanding for that customer, times the portion of a year that the advance is outstanding.  The customers’ historical yield is based on Anchor’s last nine months of experience with the customer along with Anchor’s experience in the customer’s industry, if applicable.

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices and purchase order advances are collected, Anchor records the appropriate adjustments to record the actual revenue earned on each purchased invoice and purchase order advance. Adjustments from the estimated revenue to the actual revenue have not been material.

FlexShopper’s revenue recognition policies have not been disclosed since it has not had revenues.

Retained Interest in Purchased Accounts Receivable – Retained interest in purchased accounts receivable represents the gross amount of invoices purchased and advances on purchase orders from clients less amounts maintained in a reserve account.  For factoring transactions, Anchor purchases a customer’s accounts receivable and advances them a percentage of the invoice total.  The difference between the purchase price and amount advanced is maintained in a reserve account.  The reserve account is used to offset any potential losses Anchor may have related to the purchased accounts receivable.  For purchase order transactions Anchor advances and pays for 100% of the product’s cost.

Anchor’s factoring and security agreements with their customers include various recourse provisions requiring the customers to repurchase accounts receivable if certain conditions, as defined in the factoring and security agreement, are met.

Senior management reviews the status of uncollected purchased accounts receivable and purchase order advances monthly to determine if any are uncollectible.  Anchor has a security interest in the accounts receivable and inventory purchased and, on a case-by-case basis, may have additional collateral.  Anchor files security interests in the property securing their advances.  Access to this collateral is dependent upon the laws and regulations in each state where the security interest is filed.  Additionally, Anchor has varying types of personal guarantees from their customers relating to the purchased accounts receivable and purchase order advances.

Management considered approximately $80,449 of their September 30, 2013 and December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected. As of September 30, 2013, accounts receivable purchased over 90 days old and still accruing fees totaled approximately $85,300.

Intangible Assets - Intangible assets are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Advertising Costs – Anchor charges advertising costs to expense as incurred.  Total advertising costs were approximately $63,000 and $67,000 for the quarters ended September 30, 2013 and 2012, respectively, and $214,700 and $202,700 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Earnings per Share (“EPS”) – Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share include the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.

Also when there is a year-to-date loss from operations, potential common shares should not be included in the computation of diluted earnings per share, since they would have an anti-dilutive effect.  For the three months and nine months ending September 30, 2013 there was a loss from operations.

The following tables present a reconciliation of the components used to derive basic and diluted EPS for the periods indicated:

	2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount
Three Months Ended September 30,
Basic EPS	$(265,173)	18,634,369	$(0.01)	$111,018	18,634,369	$0.01
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,209,205	-
Diluted EPS	$(265,173)	18,634,369	$(0.01)	$111,018	20,843,574	$0.01

Nine Months Ended September 30,
Basic EPS	$(227,453)	18,634,369	$(0.01)	$316,387	18,634,369	$0.02
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,138,733	-
Diluted EPS	$(227,453)	18,634,369	$(0.01)	$316,387	20,773,102	$0.02

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

See Note 9 for the impact on the operating results for the three months and nine months ended September 30, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the nine months ended September 30, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

The following table compares the operating results for the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Finance revenues	$546,872	$677,313	$(130,441)	(19.3)
Interest expense, net and commissions	(87,656)	(129,483)	41,827	(32.3)
Net finance revenues	459,216	547,830	(88,614)	(16.2)
Recovery (provision) for credit losses	45,675	(43,901)	89,576	-
Finance revenues, net of interest expense and credit losses	504,891	503,929	962	0.2
Operating expenses	770,064	392,911	377,153	96.0
Net (loss) income before income taxes	(265,173)	111,018	(376,191)	-
Income tax (provision) benefit:	-	-	-	-
Net (loss) income	$(265,173)	$111,018	$(376,191)	-

Finance revenues decreased 19.3% for the three months ended September 30, 2013 to $546,872 compared to $677,313 for the comparable period of the prior year.  This decrease is primarily due to two large clients that terminated their relationships with Anchor and satisfied their obligations to Anchor. In addition, Anchor ceased funding another large client that filed for Chapter 11 bankruptcy.

Anchor had interest expense of $87,656 for the three months ended September 30, 2013 compared to interest expense of $129,483 for the three months ended September 30, 2012, a $41,827 difference. Since Anchor purchased more invoices over the same period last year, its average borrowings were higher for the three months ended September 30, 2012 than for the three months ended September 30, 2013.

Anchor had a recovery of $45,675 for the three months ended September 30, 2013 as it now anticipates recovering substantially all of its advanced funds to a client that filed for bankruptcy. For the three months ended September 30, 2012, Anchor had a provision for credit losses of $43,901, primarily due to a client that ceased operations.

Operating expenses for the three months ended September 30, 2013 were $770,064 compared to $392,911 for the three months ended September 30, 2012, a 96.0% or $377,153 increase.  This increase is primarily the result of approximately $210,000 of additional operating expenses associated with FlexShopper, LLC, legal expense of $110,000 related to Anchor’s representation to recover funds from a client that filed bankruptcy and additional operating expenses associated with the sales office in Medley, Florida that was opened in early 2013.

The Company had a net loss of $(265,173) for the three months ended September 30, 2013 compared to net income of $111,018 for the three months ended September 30, 2012. The decrease in finance revenues combined with the increase in operating expenses resulted in a net loss for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

The following table compares the operating results for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Finance revenues	$1,853,081	$1,932,558	$(79,477)	(4.1)
Interest expense, net and commissions	(298,069)	(367,415)	69,346	(18.9)
Net finance revenues	1,555,012	1,565,143	(10,131)	(0.6)
Provision for credit losses	(59,325)	(29,797)	(29,528)	99.1
Finance revenues, net of interest expense and credit losses	1,495,687	1,535,346	(39,659)	(2.6)
Operating expenses	1,723,140	1,218,959	504,181	41.4
Net income (loss) before income taxes	(227,453)	316,387	(543,840)	-
Income tax (provision) benefit:	-	-	-	-
Net income (loss)	$(227,453)	$316,387	$(543,840)	-

Finance revenues decreased 4.1% for the nine months ended September 30, 2013 to $1,853,081 compared to $1,932,558 for the comparable period of the prior year.  This decrease is primarily due to two large clients that terminated their relationships with Anchor and satisfied their obligations to Anchor. In addition, Anchor ceased funding another large client that filed for Chapter 11 bankruptcy.

The Company had interest expense of $298,069 for the nine months ended September 30, 2013 compared to interest expense of $367,415 for the nine months ended September 30, 2012, a $69,346 difference. Since Anchor purchased more invoices over the same period last year, its average borrowings were higher for the nine months ended September 30, 2013 than for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, the company had a provision for credit losses of $59,325, primarily resulting from a client that filed bankruptcy. For the nine months ended September 30, 2012, the company had a provision for credit losses of $29,797 primarily resulting from a client that ceased operations.

Operating expenses for the nine months ended September 30, 2013 were $1,723,140 compared to $1,218,959 for the nine months ended September 30, 2012, a 41.4% or $504,181 increase.  This increase is primarily the result of  approximately $210,000 of additional operating expenses associated with FlexShopper, LLC, legal expense of approximately $100,000 related to Anchor’s representation to recover funds from a client that filed bankruptcy, compensation expense of approximately $40,000 related to the issuance of stock options and additional operating expenses associated with the sales office in Medley, Florida that was opened in early 2013.

The Company had a net loss of $(227,453) for the nine months ended September 30, 2013  compared to net income of $316,387 for the nine months ended September 30, 2012. The decrease in finance revenues combined with the increase in operating expenses resulted in a net loss for the nine months ended September 30, 2013.

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

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,018,294 for the nine months ended September 30, 2013 and was primarily due to a decrease of $2,547,004 in purchased accounts renewable offset by our net loss for the period. Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Net cash provided by operating activities was $359,800 for the nine months ended September 30, 2012 and was primarily due to our net income for the period.  Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

Cash Flows from Investing Activities

For the nine months ended September 30, 2013 net cash used in investing activities was $83,393; $62,736 was used for the purchase of property and equipment and $20,657 was used on patent filings.

For the nine months ended September 30, 2012, net cash used in investing activities was $14,764 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities was $1,283,879 for the nine months ended September 30, 2013, and was due to payments to a financial institution.

Net cash provided by financing activities was $764,985 for the nine months ended September 30, 2012, and was primarily due to proceeds of $764,985 from a financial institution.

Capital Resources

We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that Anchor has not provided 60 days notice to the financial institution in advance of the anniversary date. Anchor has not provided such notice. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

The Company intends to raise additional financing to support the business needs and initial operating losses of FlexShopper. Otherwise, based on our current cash position and our Credit Facilities, we believe we can meet our cash needs of Anchor for the next 12 to 15 months and support our anticipated organic growth. In the event our FlexShopper business requires additional financing, the Company will seek to raise additional equity or debt financing to support these operations. No assurances can be given that such funding will be available to us on terms satisfactory to us, if at all.

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

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the nine months ended September 30, 2013, there were no current developments involving the current legal proceeding.

As of September 30, 2013, Anchor was owed $503,500 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $1,450,000. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $950,000 of the Food Service Company’s accounts receivable through September 30, 2013, leaving a remaining balance of $503,500. Subsequent to September 30, 2013, Anchor was paid an additional $203,500; by Court Order, the final balance of $300,000 is to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013.    See “Note 4 in the Notes to Consolidated Financial Statements.”

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	There were no sales of unregistered securities during the nine months ended September 30 , 2013, except as follows:

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

June 2013	Common Stock Options (1)	100,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

July 2013	Common Stock Options (2)	60,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

September 2013	Common Stock Options (3)	35,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

(1)	Options are exercisable at $0.35 per share.
(2)	Options are exercisable at $0.30 per share.
(3)	Options are exercisable at $0.45 per share.
(b)	Rule 463 of the Securities Act is not applicable to the Company.
(c)	In the nine months ended September 30, 2013, there were no repurchases by the Company of its Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

    Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

             Not applicable.

ITEM 5.	OTHER INFORMATION:

    Not applicable.

ITEM 6.	EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between Anchor and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between Anchor and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
10.29	Amendment to Employment Agreement of Morry F. Rubin (10)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –Third Quarter Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.
(1) Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest eventNovember 21, 2008).
(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event- December 4, 2009).
(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event- November 30, 2009).
(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.
(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).
(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.
(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.
(9)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.
(10)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.
(11)	Incorporated by reference to the Registrant’s Form 8-K dated October 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 14, 2013	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer