Form 10-K
period 2013-12-31
FlexShopper, Inc.
filed 2014-03-31
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2013, the number of shares of Common Stock held by non-affiliates was approximately 7,400,000 shares (excluding 376,387 shares of Series A Preferred Stock convertible into 1,919,574 common shares).  The approximate market value based on the last sale (i.e. $0.35 per share as of June 28, 2013) of the Company’s Common Stock held by non-affiliates was approximately $2,600,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 1, 2014, was 21,148,862.  The Registrant also has outstanding 376,387 shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

•	the timing and terms of sale of our factoring business;

•	the timing and development of our FlexShopper business;

•	the timing, magnitude and terms of a revised credit facility to accommodate our growth;

•	competition within our industry; and

•	the availability of additional capital on terms acceptable to us.

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

PART I

Item 1.                      Business

Introduction

FlexShopper, Inc. (formerly Anchor Funding Services, Inc.), is a corporation organized under the laws of the State of Delaware on August 16, 2006. FlexShopper, Inc. owns 100% of its operating subsidiaries, Anchor Funding Services LLC, a limited liability company, which was incorporated under the laws of the State of North Carolina on March 24, 2004 and FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013.   (For a discussion of the corporate history of the Company, reference is made to Item 1 of the Company’s Form 10-K for its fiscal year ended December 31, 2011.) Except as otherwise provided in this Form 10-K, unless the context otherwise requires, references in this Form 10-K to the "Company,"  "we," "us" and "our" refers collectively to the consolidated business and operations of FlexShopper, Inc.  and  its  wholly-owned  operating  subsidiaries, Anchor  Funding Services, LLC  and FlexShopper, LLC.  References to "Anchor" refer specifically to the business and operations of Anchor Funding Services, LLC, and references to "FlexShopper" refer specifically to the business and operations of FlexShopper, LLC, unless the context requires otherwise.

The following discussion which follows describes the new business operations of FlexShopper which commenced in December 2013 followed by the operations of Anchor which are expected to be sold to a competitor or, if such a sale is not successful on terms satisfactory to the Company, then discontinued in 2014.

Business Segments

Today, the Company operates in two industry segments designated as Anchor and FlexShopper. Anchor purchases company's  accounts receivable, which provide businesses with critical working capital so  they can  meet their operational costs and obligations while waiting to receive payment from their customers. FlexShopper provides certain  types of durable goods to  consumers on a lease-to-own basis and also provides lease-to-own terms to consumers third party retailers and e-tailers.

For a description of the business and financial information on industry segments, see Note 14 of Item 8 of Part II of this report.

BUSINESS OF FLEXSHOPPER
Overview

In June 2013 we formed a wholly owned subsidiary of FlexShopper Inc., FlexShopper, LLC, for the purpose of developing a business that provides certain types of durable goods to consumers on a lease-to-own basis and also provide lease-to-own terms to consumers of third party retailers and e-tailers. The Company has been generating revenues from this new line of business since December 2013. Management believes that the introduction of FlexShopper's lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO products provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper has been hiring employees to implement its business plan including a Chief Information Officer, Vice President of e-commerce, programmers and customer service and collections personnel.

The Company  anticipates additional  expenses  of approximately  $250,000 per month or potentially  higher due to developing this business  as FlexShopper  implements  its programs  and  builds an infrastructure  to support  its revenues and business objectives.  FlexShopper incurred a net loss of approximately $655,000 which is reflected in the statements of operations for the year ended December 31, 2013. The Company expects these losses to continue into 2014.

GROWTH OPPORTUNITIES AND STRATEGIES

The Company believes there is significant opportunity to expand the LTO industry online and into mainstream retail and e-tail.  The LTO industry currently serves approximately 6 million consumers annually, generating approximately $8.5 billion in sales primarily through approximately 10,000 LTO brick and mortar stores. Through its strategic sales channels the Company believes it will expand the LTO industry, also known as the rent-to-own or RTO industry. The Company has successfully developed and is currently processing LTO transactions using its “LTO Engine.” The LTO Engine is the Company’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods within a few minutes. The LTO engine is the basis for FlexShopper’s primary sales channels which are expected to include 1) serving as the financial and technology partner for thousands of durable goods retailers and e-tailers 2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods and 3) utilizing FlexShopper’s patent pending LTO payment method at check out which FlexShopper is positioning as the payment option of choice for millions of consumers without sufficient cash or credit.

Since the LTO Engine is complete and working as designed, the Company launched its online LTO Marketplace in March 2014 and anticipates launching its LTO payment method in the second quarter of 2014. Retailers and e-tailers that sell furniture, electronics, computers, appliances and other durable goods, and partner with FlexShopper, will have three channels to increase their sales: in the store, online and on our marketplace. FlexShopper will enable merchants to sell to more than 50 million consumers that don’t have sufficient credit or cash to buy from them. In addition, there's no risk to the merchant because FlexShopper pays the merchant.

INDUSTRY OVERVIEW

The lease-to-own industry offers customers an alternative to traditional methods of obtaining electronics, computers, home furnishings and appliances. In a typical industry lease-to-own transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, normally by making weekly lease payments. The customers may cancel the agreement as prescribed in the lease agreement by returning the merchandise, generally with no further lease obligation if their account is current. If customers lease the item to the full term, they obtain ownership of the item, though they can choose to buy it at any time. FlexShopper’s current fixed term to acquire ownership is fifty-two weeks.

The lease-to-own concept is particularly popular with consumers who cannot pay the full purchase price for merchandise at once or who lack the credit to qualify under conventional financing programs. Lease-to-own is also popular with consumers who, despite good credit, do not wish to incur additional debt, have only a temporary need for the merchandise or want to try out a particular brand or model before buying it.

We believe that there is significant market opportunity to expand the LTO market beyond brick and mortar stores by creating an online presence through an LTO e-commerce site and payment method. We believe that the segment of the population targeted by the industry comprises more than 50 million people in the United States and the needs of these consumers are generally underserved.

UNDERWRITING PROCESS

The Company has developed proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods within a few minutes. Included in the determination of a consumer spending limit are factors such as income and the frequency that they overdraw their bank account or prepaid debit card. We also have a standard procedure for processing customer applications manually. Our determination of a spending limit does not include a credit check.

CUSTOMERS

FlexShopper’s customers typically do not have sufficient cash or credit to obtain durable goods. These consumers find the short-term nature and affordable payments of lease-to-own attractive. The lease-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 83% of lease to-own customers have household incomes between $15,000 and $50,000 per year. In addition, each year the LTO industry serves approximately six million people. We believe we can expand the LTO market beyond brick and mortar stores with our LTO e-commerce site and online payment method. These sales channels will enable us to serve and target more than 50 million people that we believe do not have sufficient cash or credit for durable goods.

SALES AND MARKETING

We plan to promote our FlexShopper products and services through print advertisements, Internet sites, direct response marketing and a sales team, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limit, affordable weekly payments and free delivery. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

For each sales channel the Company has a marketing strategy that includes but is not limited to the following:

Online LTO Marketplace targeting consumers:
•	Direct mail
•	Search engine optimization; pay-per click
•	Online affiliate networks
•	Radio and television campaigns

Patent pending LTO Payment Method targeting durable goods e-tailers:
•	Direct to e-tailers of durable goods
•	Partnerships with e-commerce payment aggregators

Technology and LTO Funding Source targeting durable goods retailers:
•	Telemarketing to independent, regional and national retailers
•	Outside sales representatives canvassing key metropolitan markets and soliciting independent regional and national retailers.

MANAGEMENT INFORMATION SYSTEMS

FlexShopper uses computer-based management information systems to facilitate its entire business model including underwriting, processing transactions through its sales channels, managing collections and monitoring leased inventory. Through the use of our proprietary software developed in-house, each of our retail partners uses our online merchant portal that automates the process of consumers receiving spending limits and entering into leases for durable goods within a few minutes. The management information system generates reports which enable us to meet our financial reporting requirements.

GOVERNMENT REGULATIONS

FlexShopper operations are extensively regulated by and subject to the requirements of various federal, state and local laws and regulations. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings. See “Risk Factors.”

COMPETITION

The lease-to-own industry is highly competitive. Our operation will compete with other national, regional and local lease-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service, and lease rates and terms. We believe we do not have significant competition for our on-line LTO marketplace and patent pending LTO payment method.

INTELLECTUAL PROPERTY

The Company has filed provisional patents for a system that enables consumers to buy products on a LTO basis using mobile devices and tablets and for a lease-to-own method of payment at check-out on e-commerce sites. We can provide no assurances that the Company will be granted any patents by the U.S. Patent and Trademark Office. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See “Risk Factors.”

BUSINESS OF ANCHOR
Overview

Factoring

Factoring is the purchase of a company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Factoring services also provide businesses with credit and accounts receivable management services. Typically, these businesses do not have adequate resources to manage internally their credit and accounts receivable functions. Factoring services are typically a non-recourse arrangement whereby the factor takes the entire credit risk if the customer does not pay due to insolvency for any period of time or on a partial non-recourse basis where the factor takes the credit risk for a period of time, which could be 30 to 90 days after the factor purchases an account receivable such that if a client’s customer becomes insolvent during this specific period of time, the factor bears the loss. Under partial non-recourse factoring, after a specific period of time, if the accounts receivable invoice is not collected, the client is required to purchase the accounts receivable invoice back from Anchor. Factoring may also be on a full recourse basis whereby the factor bears no risk of loss if the client’s customer becomes insolvent. We typically advance our clients 75% to 95% of the face value of invoices that we approve in advance on a partial non-recourse or full recourse basis and pay them the difference less our fees when the invoice is collected. For the years ended December 31, 2013 and 2012, our fees for services averaged approximately 2.8% and 2.6%, respectively of the invoice value and are tiered such that the longer it takes us to collect on the accounts receivable invoice, the greater our fee. Since our inception, Anchor has incurred net credit losses related to the volume of its invoice purchases totaling approximately $63,000, $42,000 and $12,000 in 2013, 2012 and 2011, respectively.  We also offer a factoring product to independent truckers and trucking companies through our transportation funding division, TruckerFunds.com. TruckerFunds.com focuses on buying freight bills from independent, owner operators of trucks and small fleets. We typically advance our trucking clients 90% to 95% of the invoices that we approve in advance on a non-recourse basis and pay them the difference less our fees when the invoice is collected. At times we offer non-recourse factoring to transportation companies.

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

GROWTH OPPORTUNITIES AND STRATEGIES

In December 2013, The Company announced that it is actively pursuing the sale of Anchor’s factoring business to provide capital that FlexShopper can use to develop its lease-to-own business. See “Risk Factors.”

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

UNDERWRITING PROCESS

We have developed and utilize standard underwriting procedures, which are controlled in a checklist format that is reviewed and approved by members of the credit committee. The credit committee is presently comprised of our executive officers, although these functions have been delegated to other responsible personnel. A member or members of the credit committee approve all new accounts and conduct periodic credit reviews of the client portfolio. Underwriting criteria include the following:

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

CUSTOMERS

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

All our current software platforms can support our growth.  Hardware redundancy, backup strategies and disaster recovery have been planned to reduce the risk of downtime.

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

This could have a material adverse effect on our business, financial condition, liquidity and results of operations.  See “Risk Factors.

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

Operations and Employees of the Company

Our  executive  officers,  namely Morry  F. Rubin, CEO  and  Brad  Bernstein,  President/CFO,  manage  our  day-to-day operations and internal growth and oversee our growth strategy.  Anchor has two account executives, an underwriter, a Controller/Vice President of factoring operations, and two sales people. Our Controller/Vice President of factoring operations monitors the portfolio (along with the President), oversees credit, maintains our books and records, wires funds daily to clients and provides back office oversight.  The underwriter analyzes prospective funding transactions. FlexShopper has hired a Chief Information Officer, a Vice President of e-commerce, along with programmers and sales representatives. In addition, FlexShopper has hired customer service and collections personnel, forming a customer service and collections call center. As of March 16, 2014, we have 19 full-time employees.

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

Sale of Anchor

We are seeking to sell the Anchor factoring business in order to provide capital to support the expansion of the FlexShopper business. In December 2013, the Company announced that it is actively pursuing the sale of its Anchor Funding Services business. Since June 2013 the Company has been focused on developing its FlexShopper business which will provide certain types of durable goods to consumers on a lease-to-own (LTO) basis and also provide lease-to-own terms to customers of third party retailers and e-tailers. The sale of Anchor Funding Services business would provide capital that FlexShopper could use to support development of this new business. The Company has not set a definitive timetable for the completion of a transaction and there can be no assurance that a transaction will occur or if a transaction is undertaken, the terms or timing of such a transaction. On March 6, 2014, Anchor signed a non-binding letter of intent with a financial institution to sell its factoring business. We can provide no assurances that the sale of Anchor’s factoring business will be completed on terms satisfactory to the Company, if at all.

FlexShopper Risks

Limited operating history. FlexShopper, LLC was formed in 2013 to enter the lease-to-own business.  FlexShopper has no operating history upon which investors may judge our performance. Future operating results will depend upon many factors, including, without limitation our ability to execute our growth strategy and technology development, develop relationships with third party retail partners, fluctuations in the economy, and the degree and nature of competition. We can provide no assurances that our operations will result in us meeting our anticipated level of projected profitable operations, if at all.

Commercial credit provided by external financing sources and capital is crucial to our business operations. We are currently using our own capital to fund the working capital requirements of FlexShopper and to fund purchases of merchandise to provide to consumers on a lease-to own basis. Currently we do not have external financing sources to fund purchases; to sustain our growth we will need substantial external equity and/or debt funding sources.  Our inability to secure such financing on terms satisfactory to us (if at all) would materially and adversely affect our ability to purchase merchandise to lease to our customers, our ability to meet our cash flow needs, and our results of operations. Further, the sale of equity securities or debt securities convertible into Common Stock, may further dilute the beneficial ownership of our holders of Common Stock.

FlexShopper LTO revenue and earnings growth depend on our ability to execute our growth strategies. Our primary growth strategies are our FlexShopper LTO online products to consumers and utilization by retailers of FlexShopper’s online channels to connect with customers that want to acquire products on a LTO basis. Effectively managing the development and growth can be challenging particularly as we develop the management and operational systems necessary to develop this line of business. If we are unable to successfully execute these growth strategies revenue from this line of business will grow slowly or not at all.

Our LTO business depends on the success of our third-party retail partners and our continued relationships with them. Our LTO revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retalen's election. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our LTO business to lose customers, substantially decreasing the revenues and earnings growth in our LTO business.

Our growth will depend on our ability to develop our brands, and these efforts may be costly. Our ability to develop the FlexShopper brand will be critical to achieving widespread acceptance of our services, and will require a continued focus on active marketing efforts.  We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among our customers. If we fail to promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

Our LTO business will depend on the continued growth of online and mobile commerce. The business of selling goods over the Internet and mobile networks is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the Internet or mobile devices as modes of commerce, or may prompt consumers to offline channels. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional re-tail means, such as the re-tailer's own website, to our offerings. If these consumers prove to be less active than due to lower levels of willingness to use the Internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the Internet, Internet or mobile network outages or delays, disruptions or other damage to users' computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new users, our business could be adversely impacted.

Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition. Currently, 47 states and the District of Columbia specifically regulate rent-to-own, lease-to-own transactions. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations.

Most of the states that regulate rent-to-own transactions have enacted disclosure laws which require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that rent-to-own companies may charge on rent-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the “retail” price of the goods.

There has been increased legislative attention in the United States, at both the federal and state levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us.

In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of federal and/or state laws and regulations and consumer tort law, including fraud, consumer protection, information security and privacy laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment against the Company could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

We currently utilize a federal consumer lease and consumer lease agreements in certain states that comply with the state rental purchase statutes.

If we fail to protect the integrity and security of customer and employee information, we could be exposed to litigation or regulatory enforcement and our business could be adversely impacted. We collect and store certain personal information provided to us by our customers and employees in the ordinary course of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our network security and, if successful, misappropriate confidential customer or employee information. In addition, one of our employees, contractors or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Loss of customer or employee information could disrupt our operations, damage our reputation, and expose us to claims from customers, employees, regulators and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws, and costs incurred to prevent or remediate information security breaches, could adversely impact our business.

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Further, the Company is seeking to hire additional qualified management for its FlexShopper business. Competition for qualified management personnel is intense and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to the Company. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers, although we entered into employment contracts with each of Morry F. Rubin, Chief Executive Officer, and Brad Bernstein, President. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

Worsening of current economic conditions could result in decreased revenues or increased costs. Although we believe an economic downturn can result in increased business in the lease-to-own market as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the conditions continue for a significant period of time, or get worse, consumers may curtail spending on all or some of the types of merchandise we offer, in which event our revenues may suffer.

Our customer base presents significant risk of default for non-payment.    We bear the risk of non-payment or slow payment by our customers. The nature of our customer base makes it sensitive to adverse economic conditions and less likely to meet our prevailing underwriting standards, which may be more restrictive in an adverse economic environment. As a result, during such periods we may experience decreases in the growth of new customers and we may curtail spending limits to existing customers which may adversely affect our net sales.

We rely on third party credit/debit card and ACH (Automated Clearing House) processors to process collections from customers on a weekly basis. Our ability to collect from customers could be impaired if these processors did not work with us. These third-party payment processors may consider our business a high risk since our customer base could have a high incidence of insufficient funds and rejected payments. This could cause a processor to discontinue its services to us and we may not be able to find a replacement processor. If this occurred, we would have to collect from our customers using less efficient methods which could adversely impact our collections, revenues and our financial performance.

We rely on internal models to manage risk, to provide accounting estimates and to make other business decisions. Our results could be adversely affected if those models do not provide reliable estimates or predictions of future activity.  The accurate modeling of risks is critical to our business, particularly with respect to managing underwriting and spending limits for our customers. Our expectations regarding, customer repayment levels, as well as our allowances for doubtful accounts and other accounting estimates, are based in large part on internal modeling. We also rely heavily on internal models in making a variety of other decisions crucial to the successful operation of our business. It is therefore important that our models are accurate, and any failure in this regard could have a material adverse effect on our results.

Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations or lack of historical data to predict results, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently.

Due to the factors described above unanticipated and excessive default and charge-off experience can adversely affect our profitability and financial condition, breach covenants in future credit facilities, limit our ability to secure a credit facility and adversely affect our ability to finance our business.

Changes in regulations or customer concerns, in particular as they relate to privacy and protection of customer data, could adversely affect our business. Our business is subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our customers. The interpretation and application of privacy and customer data protection laws are in a state of flux and may vary from jurisdiction to jurisdiction. These laws may be interpreted and applied inconsistently and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure, or perceived failure, by us to comply with our own privacy policies or with any regulatory requirements or orders or other privacy or consumer protection related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect our operating results.

System interruption and the lack of integration and redundancy in our order entry and online systems may adversely affect our net sales. Customer access to our customer service center and websites is key to the continued flow of new orders. Anything that would hamper or interrupt such access could adversely affect our net sales, operating results and customer satisfaction. Examples of risks that could affect access include problems with the Internet or telecommunication infrastructure, limited web access by our customers, local or more systemic impairment of computer systems due to viruses or malware, or impaired access due to breaches of Internet security or denial of service attacks. Changes in the policies of service providers or others that increase the cost of telephone or Internet access could inhibit our ability to market our products or transact orders with customers.

In addition, our ability to operate our business from day-to-day, largely depends on the efficient operation of our computer hardware and software systems and communications systems. Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins or denial of service attacks, improper operation by employees, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from accepting and fulfilling customer orders and providing services, which would impair our operations. Certain of our systems are not redundant and we have not fully implemented a disaster recovery plan. In addition, we may have inadequate insurance coverage to compensate us for any related losses. Interruptions to customer ordering, particularly if prolonged, could damage our reputation and be expensive to remedy and have significant adverse effects on our financial results.

We face risk related to the strength of our operational, technological and organizational infrastructure. We are exposed to operational risks that can be manifested in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees, contractors or third parties and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems which we use to manage our internal financial, credit and other systems, interface with our customers and develop and implement effective marketing campaigns. Our ability to operate our business to meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality of our operational and technology systems. Any disruptions or failures of our operational and technology systems, including those associated with improvements or modifications to such systems, could cause us to be unable to market and manage our products and services and to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In some cases, we outsource delivery, maintenance and development of our operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Any increase in the amount of our infrastructure that we outsource to third parties may increase our exposure to these risks.

If we do not respond to technological changes, our services could become obsolete and we could lose customers.  To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce websites and other technologies. We may face material delays in introducing new products and enhancements. If this happens, our customers may forego the use of our websites and use those of our competitors. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. The Company has filed provisional patents for a system that enables consumers to buy products on a LTO basis using mobile devices and tablets and for a lease-to-own method of payment at check-out on e-commerce sites. We can provide no assurances that the Company will be granted any patents by the U.S. Patent and Trademark Office. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights.

We may be unable to prevent third parties from acquiring trademarks, service marks and domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from acquiring and maintaining domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Failure to protect our domain names could affect adversely our reputation and brand, and make it more difficult for users to find our website.  We may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources.

In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent parties from infringing or misappropriating our proprietary rights. We can be at risk that others will independently develop or acquire equivalent or superior technology or other intellectual property rights. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business.

We cannot be certain that the intellectual property used in our business does not and will not infringe the intellectual property rights of others, and we are from time to time subject to third party infringement claims. Due to recent changes in patent law, we face the risk of a temporary increase in patent litigation due to new restrictions on including unrelated defendants in patent infringement lawsuits in the future particularly from entities that own patents but that do not make products or services covered by the patents. Any third party infringement claims against us, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. Moreover, should we be found liable for infringement, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all.

Our information and computer processing systems are critical to the operations of our business and any failure could cause significant problems. Our information technology systems, located at our Boca Raton, Florida offices, are essential for data exchange and operational communications to service our customers. Any interruption, impairment or loss of data integrity or malfunction of these systems could severely hamper our business and could require that we commit significant additional capital and management resources to rectify the problem.

Anchor Risks

If we are not able to maintain adequate lines of credit on commercially reasonable terms, our financial condition or results of operations could suffer. We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2014 and automatically renews each year for an additional year provided that the Company has not provided 60 days notice to the financial institution in advance of the anniversary date. This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

We are currently seeking to sell our factoring business and we are not using our resources to expand this business. The Company is seeking to sell its Anchor factoring business in order to devote its capital resources to the expansion of the FlexShopper business. There are no sales and marketing efforts occurring to increase sales of the factoring business.

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

We may be adversely affected by deteriorating economic or business conditions. Our factoring business, financial condition and results of operations may be adversely affected by various economic factors, including the level of economic activity in the markets in which we operate. Delinquencies and credit losses generally increase during economic slowdowns or recessions. Because we fund primarily small businesses, many of our clients may be particularly susceptible to economic slowdowns or recessions and could impair a client’s cash flow or result in other events, such as bankruptcy, which could limit our ability to collect on this client’s purchased accounts receivable and purchase order advances, and may lead to losses in our portfolio and a decrease in our revenues, net income and assets. Unfavorable economic conditions may also make it more difficult for us to maintain both our new business origination volume and the credit quality of new business at levels previously attained. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could significantly harm our operating results.

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

Risks related to our financing activities. In April 2010, our then 80% owned subsidiary suffered a credit loss of approximately $650,000 due to an alleged fraud by one of its clients.  We are currently pursuing all legal remedies to recover our losses incurred in connection with such fraud as described under "Item 3." As described under “Item 3, a food service company misdirected certain payments due to Anchor and filed for Chapter 11 bankruptcy. While the Company expects to recoup all of its monies from this food service company, if we were to experience other material losses on our accounts receivable and purchase order portfolio, they could have a material adverse effect on (i) our ability to fund our business and, (ii) to the extent the losses exceed our provision for credit losses, our revenues, net income and assets.

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

As of December 31, 2013, clients that represent 5% or more of our accounts receivable and purchase order portfolio include a trucking company in Michigan that accounts for 8.7%, a cable trenching utility in Florida that accounts for 6.4%, an importer in Michigan that accounts for 8.4%, an aerospace servicer in New Mexico that accounts for 6.2% and a trucking company in Virginia that accounts for 6.4%.  A client’s fraud could cause us to suffer material losses.

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

The security interest that we have in our clients’ assets may not be sufficient to protect us from a partial or complete loss if we are required to foreclose. While we are secured by a lien on specified collateral of the client, there is no assurance that the collateral will protect us from suffering a partial or complete loss if we move to foreclose on the collateral. The collateral is primarily the purchased accounts receivable for factoring transactions and inventory for purchase order transactions. Factors that could reduce the value of the collateral that we have a security interest in include among other things:

■	problems with the client’s underlying product or services which result in greater than anticipated returns or disputed accounts;
■	unrecorded liabilities such as rebates, warranties or offsets;

■	the disruption or bankruptcy of key customers who are responsible for material amounts of the accounts receivable; and
■	the client misrepresents, or does not keep adequate records of, important information concerning the accounts receivable.

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

General Risks

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

We have no established public market for our Securities. Our outstanding Common Stock and Series 1 Convertible Preferred Stock (collectively the “Securities”) do not have an established trading market in the Over-the-Counter Market, although our Common Stock has been quoted on the OTCGB under the symbol “FPAY.” Trading in our Common Stock has been sporadic since it began in December 2007. The availability for sale of restricted securities pursuant to Rule 144 or otherwise could adversely affect the market for our Common Stock, if any. We can provide no assurances that an established public market will ever develop or be sustained for our common stock in the future. Further, we do not anticipate a public market will ever develop for our Series 1 Convertible Preferred Stock.

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

An investment in the Company is subject to dilution. We may require substantial additional financing in order to achieve our business objectives. The Company may generate such financing through the sale of securities (including potentially to the owners of businesses we acquire) that would dilute the ownership of its existing security holders. In subsequent rounds of financing, the Company may issue securities that will have rights, preferences or privileges senior to our outstanding securities and that will include financial and other covenants that will restrict the Company’s flexibility.

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

THE FOREGOING RISK FACTORS DO NOT PURPORT TO BE A COMPLETE EXPLANATION OF THE RISKS INHERENT IN AN INVESTMENT IN THE COMPANY.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The Company has lease agreements for office space in Charlotte, NC, and Boca Raton, FL   All lease agreements are with unrelated parties. The Company has two Charlotte leases for adjoining space that expire May 31, 2014. The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered into a 24 month lease for office space in Boca Raton, FL, and on November 1 , 2012 renewed for another two years. This lease expired on September 30, 2013 and was not renewed. The monthly rental was approximately $1,413. On August 1, 2013, FlexShopper entered into a 39 month lease for additional office space in Boca Raton, FL to accommodate the FlexShopper business and its additional employees. The monthly rent was approximately $6,800. This lease agreement was amended in January 2014 to reflect a 63 month term for a larger suite in an adjoining building. Upon commencement the monthly base rent including operating expenses for the first year will be approximately $15,800 with annual three percent increases throughout the lease term.

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

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey ("Harvey") to recoup a credit loss incurred by the Company's former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the twelve months ended December 31, 2013, there were no current developments involving the current legal proceeding.

As of December 31, 2013, Anchor was owed $250,000 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $ $1,450,000. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $950,000 of the Food Service Company's accounts receivable through December 31, 2013, leaving a remaining balance of $503,500. Subsequent to December 31, 2013, Anchor was paid an additional $203,500; by Court Order, the final balance of $300,000 is to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013. The food service company is current with its monthly payments.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol “FPAY.” The following table sets forth the range of high and low closing sale prices of our Common Stock for our last two fiscal periods.

Quarters Ended	High	Low
March 31, 2012	$0.80	$0.15
June 30, 2012	$0.51	$0.05
September 30, 2012	$0.51	$0.30
December 31, 2012	$0.30	$0.30
March 31, 2013	$0.22	$0.22
June 30, 2013	$0.35	$0.35
September 30, 2013	$0.50	$0.50
December 31, 2013	$0.63	$0.63

All quotations reflect inter-dealer prices, without e-tail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

As of March 1, 2014, there were 21,148,862 shares of Common Stock issued and outstanding, as well as the following derivative securities: (i) outstanding options to purchase 3,015,000 shares of our Common Stock, (ii) outstanding warrants to purchase 1,342,500 shares of our Common Stock, and (iii) outstanding 376,387 shares of our Series 1 Preferred Stock which are convertible into 1,919,574 shares of our Common Stock.

In January 2007, we had an initial float of 525,555 shares which were issued as free trading shares by the Bankruptcy Court under Section 1145(a)(1) of the Bankruptcy Code.  Since then, our remaining outstanding equity securities (except for securities issued in the fourth quarter of 2013 as described herein) have become eligible for sale pursuant to the requirements of Rule 144 of the Securities Act of 1933, as amended. In this respect, shares of our common stock beneficially owned by a person for at least six months (as defined in Rule 144) are eligible for resale under Rule 144 subject to the availability of current public information about us and, in the case of affiliated persons, subject to certain additional volume limitations, manner of sale provisions and notice provisions. Pursuant to Rule 144(b)(1) of the Securities Act, our non-affiliates (who have been non-affiliates for at least three months) may sell their common stock that they have held for one year (as defined in Rule 144) without compliance with the availability of current information.

During the last quarter of 2013, the Company raised $1,000,000 from the sale of its restricted Common Stock at $.40 per share. An aggregate of 2,500,000 shares of Common Stock were sold under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended.

Holders of Record

As of December 31, 2013, there were 606 holders of record of shares of Common Stock and 68 holders of record of our Series 1 Preferred Stock.  The Company's Transfer Agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Recent Sales of Unregistered Securities

(a)	The following sales of unregistered securities took place during the year ended December 31, 2013:

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

June 2013	Common Stock Options (1)	100,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

July 2013	Common Stock Options (2)	60,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

September 2013	Common Stock Options (3)	35,000	Securities granted under Equity Compensation Plan; no cash received; no commissions paid	Employees, Directors and/or Officers	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

October 2013	Common Stock	975,000	$390,000 no commissions paid	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

November 2013	Common Stock	1,250,000	$500,000 no commission paid	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

November 2013	Common Stock	14,493	Services rendered; no commissions paid	Accredited Investors	Section 4(2) of the Securities Act of 1933 And/or Rule 506

December 2013	Common Stock	275,000	$110,000 no commission paid	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

(1)	Options are exercisable at $0.35 per share.
(2)	Options are exercisable at $0.30 per share.
(3)	Options are exercisable at $0.45 per share.

(b)    Rule 463 of the Securities Act is not applicable to the Company

Recent Purchases of Securities

During the year ended December 31, 2013, the Company had no repurchases of its Common Stock.

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

Executive Overview

The results of operations below principally reflect the operations of Anchor our national financial services firm for small businesses providing accounts receivable funding (factoring), purchase order finance, outsourcing of accounts receivable management including collections and the risk of customer default and other specialty finance products including, but not limited to, trade finance and government contract funding. For certain service businesses, Anchor also provides back office support, including payroll and invoice processing services. We provide our services to clients nationwide. In December 2013 the company announced that it is actively pursuing the sale of this business.  Our principal operations are located in Charlotte, North Carolina and we maintain an executive office in Boca Raton, Florida, which includes our sales and marketing functions.

In June 2013 we formed a wholly owned subsidiary of FlexShopper Inc., FlexShopper, LLC, for the purpose of developing a business that will provide certain types of durable goods to consumers on a lease-to-own basis and also provide lease-to-own terms to consumers of third party retailers and e-tailers. The Company began generating revenues from this new line of business in December 2013. Management believes that the introduction of FlexShopper's Lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and e-tail marketplaces. FlexShopper and its online LTO products will provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. The Company has also filed patents for a system that enables consumers to buy products on an LTO basis using mobile devices and tablets. FlexShopper has been hiring employees to implement its business plan including a Chief Information Officer, Vice President of e-commerce, programmers, and customer service and collections personnel. The Company anticipates additional expenses of approximately $250,000 per month or potentially higher to develop this business as FlexShopper implements its programs and builds an infrastructure to support its revenues and business objectives. FlexShopper incurred a net loss of approximately $655,000 which is reflected in the statements of income for the year ended December 31, 2013. The Company expects these losses to continue into 2014.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table compares the operating results for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	$ Change	% Change
Finance revenues	$2,364,128	$2,526,626	$(162,498)	(6.4)
Interest expense, net and commissions	(385,918)	(469,364)	83,446	(17.8)
Net finance revenues	1,978,210	2,057,262	(79,052)	(3.8)
Provision for credit losses, net	(62,603)	(41,797)	(20,806)	49.8
Finance revenues, net of interest expense and credit losses	1,915,607	2,015,465	(99,858)	(5.0)
Operating expenses	2,609,288	1,636,606	972,682	59.4
Net (loss) income from operations before income taxes	(693,681)	378,859	(1,072,540)	-
Income tax provision	-	-	-	-
Net (loss) income	$(693,681)	$378,859	$(1,072,540)	-

Finance revenues decreased to $2,364,128 for the year ended December 31, 2013 compared to $2,526,626 for the year ended December 31, 2012, a 6.4% decrease. This decrease is primarily due to two large clients that terminated their relationships with Anchor and satisfied their obligations to Anchor. In addition, Anchor ceased funding another large client that filed for Chapter 11 bankruptcy. FlexShopper did not have material revenues in 2013.

The Company had net interest expense of $385,918 for the year ended December 31, 2013 compared to net interest expense of $469,364 for the year ended December 31, 2012. Since Anchor purchased more invoices last year, its average borrowings were higher for the year ended December 31, 2012 than for the year ended December 31, 2013.

The Company incurred net credit losses of $62,603 for the year ended December 31, 2013 compared to net credit losses of $41,797 for year ended December 31, 2012. The increase in credit losses for the period is primarily related to a client that ceased operations. The client's customers are claiming and taking credits against certain invoices that Anchor purchased. While the Company has reserved for amounts it estimates are uncollectible, it continues to examine and will pursue other collection remedies. Such credit losses are a risk factor in Anchor's business.

Operating expenses for the year ended December 31, 2013 were $2,609,288 compared to $1,636,606 for the year ended December 31, 2012, a 59.4% increase. This increase is primarily the result of approximately $655,000 of additional operating expenses associated with FlexShopper, LLC, legal expense of approximately $100,000 related to Anchor's representation to recover funds from a client that filed bankruptcy, compensation expense of approximately $52,000 related to the issuance of stock options and additional operating expenses associated with the sales office in Medley, Florida that was opened and closed in 2013.

For the year ended December 31, 2013, the Company had a net loss, therefore no current taxes were incurred.  For the year ended December 31, 2012, the Company was able to offset its taxable income through the utilization of  net operating loss carryforwards, therefore no current taxes were incurred.

The Company had a net loss of $693,681 for the year ended December 31, 2013 compared to net income of $378,859 for the year ended December 31, 2012. The decrease in finance revenues combined with the increase in operating expenses associated with FlexShopper, LLC resulted in a net loss for the year.

Possible Sale of Anchor

In December 2013, the company announced that it is actively pursuing the sale of its Anchor Funding Services business. Since June 2013 the Company has been focused on developing its FlexShopper business which will provide certain types of durable goods to consumers on a lease-to-own (LTO) basis and also provide lease-to-own terms to customers of third party retailers and e-tailers. The sale of Anchor Funding Services business would provide capital that FlexShopper could use to support development of this new business. The Company has not set a definitive timetable for the completion of a transaction and there can be no assurance that a transaction will occur or if a transaction is undertaken, the terms or timing of such a transaction.  On March 6, 2014, Anchor signed a non-binding letter of intent with a financial institution to sell its factoring business. See “Risk Factors.”

Client Accounts

As of December 31, 2013, we have five clients that account for an aggregate of approximately 36.1% of our accounts receivable portfolio and approximately 16.3% of our revenues for the year ended December 31, 2013.  The transactions and balances with these clients as of and for the year ended December 31, 2013 are summarized below:

	Percentage of	Percentage of Revenues
	Accounts Receivable	for the Twelve Months
	Portfolio As of	Ended
Entity	December 31, 2013	December 31, 2013

Trucking company in MI	8.7%	4.3%
Cable trenching utility in FL	6.4%	3.4%
Importer in MI	8.4%	3.0%
Aerospace servicer in NM	6.2%	3.7%
Trucking Company in VA	6.4%	1.9%
	36.1%	16.3%

A client’s fraud could cause us to suffer material losses. See “Item 1A” and “Item 3.”

Liquidity and Capital Resources

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,199,322 for the year ended December 31, 2013 and was primarily due to our net loss for the period combined with cash provided by operating assets, primarily from a decrease of $2,053,125 in purchased accounts receivable.   Increases and decreases in prepaid expenses, accounts payable, accrued payroll and accrued expenses were primarily the result of timing of payments and receipts.

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

Cash Flows from Investing Activities

For the year ended December 31, 2013 net cash used in investing activities was $112,908 comprised of $30,760 for patent costs and $82,148 for the purchase of property and equipment.

For the year ended December 31, 2012, net cash used in investing activities was $17,031 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities was $736,821 for the year ended December 31, 2013, and was due to payments of $1,736,821 to a financial institution offset by $1,000,000 raised in capital contributions.

Net cash provided by financing activities was $550,420 for the year ended December 31, 2012. This was the result of $550,420 of proceeds from a bank under the Company's Rediscount Credit Facility.

Capital Resources

We have the availability of a $10 million Rediscount Credit Facility with a Commercial Bank. The maximum amount that can be borrowed under the facility is $10 million and the Bank advances up to 80% of Anchor’s advances to its clients. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the financial institution in advance of the anniversary date. The facility was renewed through November 30, 2014.  This facility is secured by our assets, and contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances.  The Credit Agreement contains standard representations, warranties and events of default for facilities of this type.  Occurrences of an event of default under our credit facility allow the lender to accelerate the payment of the loans and/or terminate the commitments to lend, in addition to other legal remedies, including foreclosure on collateral.  In the event we are not able to maintain adequate credit facilities for our factoring, purchase order financing and acquisition needs on commercially reasonable terms, our ability to operate our business and complete one or more acquisitions would be significantly impacted and our financial condition and results of operations could suffer.  We can provide no assurances that replacement facilities will be obtained by us on terms satisfactory to us, if at all.

On March 19, 2014, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note is for $500,000 and earns interest (payable monthly) at 10% per annum. The Promissory Notes are to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth.

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

During the last quarter of 2013, the Company raised $1,000,000 from the sale of its restricted Common Stock at $.40 per share. An aggregate of 2,500,000 shares of Common Stock were sold under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended.

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

For established customers  Anchor uses the accrual method of accounting.  Anchor applies this method by multiplying the historical yield, for each customer, times the amount advanced on each purchased invoice outstanding for that customer, times the portion of a year that the advance is outstanding.  The customers’ historical yield is based on Anchor’s last six months of experience with the customer along with Anchor’s experience in the customer’s industry, if applicable.

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices and purchase order advances are collected, Anchor records the appropriate adjustments to record the actual revenue earned on each purchased invoice and purchase order advance. Adjustments from the estimated revenue to the actual revenue have not been material.

Revenue Recognition FlexShopper – Lease revenues  are recognized  in the month they are due on the accrual  basis of accounting. For  internal  management reporting purposes, lease revenues from sales and lease ownership agreements are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue  with the corresponding costs, mainly depreciation, associated with the leased merchandise.

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

Management considered approximately $3,000 of their December 31, 2013 and $80,500 of their December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Intangible Assets - Intangible assets, primarily patent costs, are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $282,000 and $267,000 for the years ended December 31, 2013 and 2012, respectively.

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

Also  when  there  is  a  year-to-date  loss  from  operations,  potential  common  shares  are  not included  in  the computation of diluted earnings per share, since they have an anti-dilutive effect.  For the year ending December 31, 2013 there was a loss from operations.

	2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount

Year Ended December 31,
Basic EPS	$(693,681)	18,987,702	$(0.04)	$378,859	18,634,369	$0.02
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,129,263	-
Diluted EPS	$(693,681)	18,987,702	$ (0.04)	$378,859	20,763,632	$0.02

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

See Note 9 to our financial statements for the impact on the operating results for the years ended December 31, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the years ended December 31, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements

The FASB amended the Comprehensive Income topic of the ASC in February 2013 with ASU No. 2013-02. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment was effective for the Company on a prospective basis for fiscal year 2013. This amendment did not have a material effect on the Company’s financial statements.

In February 2013, the FASB Issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date". ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January l, 2014. We do not expect this ASU to impact our financial statements.

In July 2013, the FASB issued ASU 2013-11 , "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a  Similar Tax  Loss, or  a Tax Credit Carryforward Exists, "  which among other  things,  require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial  statements as a reduction  to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact on our financial statements with respect to ASU 2013-11.

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

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm
_____

The Board of Directors and Stockholders
FlexShopper, Inc. and Subsidiaries (formerly Anchor Funding Services, Inc.)

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Scott and Company LLC

Columbia, South Carolina
March 31, 2014

FLEXSHOPPER, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS
	2013	2012
CURRENT ASSETS:
Cash	$960,032	$610,439
Retained interest in purchased accounts receivable, net	4,966,338	7,019,463
Due from clients	256,313	-
Earned but uncollected fee income	138,480	168,805
Prepaid expenses and other	52,904	100,998
Lease merchandise	8,004	-
Total current assets	6,382,071	7,899,705

PROPERTY AND EQUIPMENT, net	58,079	14,257

OTHER ASSETS:
Intangible assets – patent costs	30,760	-
Security deposits	9,485	6,023
	40,245	6,023

	$6,480,395	$7,919,985

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Due to financial institution	$3,240,942	$4,977,763
Accounts payable	47,314	86,772
Accrued payroll and related taxes	68,141	69,338
Accrued expenses	55,412	59,252
Collected but unearned fee income	12,328	28,642
Total current liabilities	3,424,137	5,221,767

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK, net of issuance
costs of $1,209,383	671,409	671,409
COMMON STOCK	4,363	1,863
ADDITIONAL PAID IN CAPITAL	8,545,914	7,496,693
ACCUMULATED DEFICIT	(6,165,428)	(5,471,747)
	3,056,258	2,698,218

	$6,480,395	$7,919,985

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2013	2012
FINANCE REVENUES	$2,364,128	$2,526,626
INTEREST EXPENSE - financial institution	(385,918)	(454,241)
INTEREST EXPENSE – related parties	-	(15,123)

NET FINANCE REVENUES	1,978,210	2,057,262
PROVISION FOR CREDIT LOSSES, net of recoveries	(62,603)	(41,797)

FINANCE REVENUES, NET OF INTEREST EXPENSE
AND CREDIT LOSSES	1,915,607	2,015,465

OPERATING EXPENSES	(2,609,288)	(1,636,606)

(LOSS) INCOME FROM OPERATIONS BEFORE
INCOME TAXES	(693,681)	378,859

INCOME TAXES	-	-

NET (LOSS) INCOME	$(693,681)	$378,859

BASIC EARNINGS PER COMMON SHARE:
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.04)	$0.02

DILUTED EARNINGS PER COMMON SHARE:
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.04)	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,987,702	18,634,369
Dilutive	18,987,702	20,763,632

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2013 and 2012

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, January 1, 2012	$671,409	$1,863	$7,465,386	$(5,850,606)	$2,288,052

Provision for compensation expense related to issued stock options	-	-	10,229	-	10,229

Benefit for compensation expense related to expired stock options	-	-	21,078	-	21,078

Net income year ended December 31, 2012	-	-	-	378,859	378,859
Balance, December 31, 2012	671,409	1,863	7,496,693	(5,471,747)	2,698,218

Provision for compensation expense related to issued stock options	-	-	49,805	-	49,805

Provision for compensation expense related to issued warrants	-	-	1,916	-	1,916

Sale of common stock	-	2,500	997,500	-	1,000,000

Net loss year ended December 31, 2013	-	-	-	(693,681)	(693,681)
Balance, December 31, 2013	$671,409	$4,363	$8,545,914	$(6,165,428)	$3,056,258

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2012
Net (loss) income	$(693,681)	$378,859
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	38,326	19,804
Compensation expense related to issuance of stock options and warrants	51,721	31,307
Allowance for uncollectible accounts	-	62,949
Decrease (increase) in retained interest in purchased
accounts receivable	2,053,125	(751,256)
Increase in due from client	(256,313)	-
Decrease (increase) in earned but uncollected	30,325	(11,735)
Decrease (increase) in prepaid expenses and other	48,094	(30,074)
Increase in lease merchandise	(8,004)	-
Increase in security deposits	(3,462)	(537)
(Decrease) increase in accounts payable	(39,458)	41,396
(Decrease) increase in accrued payroll and related taxes	(1,197)	8,420
Decrease in collected but not earned	(16,314)	(8,297)
Increase (decrease) in accrued expenses	(3,840)	29,643
Net cash provided by (used in) operating activities	1,199,322	(229,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	(30,760)	-
Purchases of property and equipment	(82,148)	(17,031)
Net cash used in investing activities	(112,908)	(17,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments to) proceeds from financial institution, net	(1,736,821)	550,420
Proceeds from capital contributions	1,000,000	-
Net cash (used in) provided by financing activities	(736,821)	550,420

INCREASE IN CASH	349,593	303,868

CASH, beginning of period	610,439	306,571

CASH, end of period	$960,032	$610,439

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

1. BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of FlexShopper, Inc. (formerly Anchor Funding Services, Inc. the "Company") and its wholly owned subsidiaries, Anchor Funding Services, LLC ("Anchor") and FlexShopper, LLC ("FlexShopper").

FlexShopper, Inc. is a Delaware holding corporation. FlexShopper, Inc. has no operations; substantially all operations of the Company are the responsibility of Anchor.

Anchor is a North Carolina limited liability company. Today, the Company operates in two industry segments designated as Anchor and FlexShopper. Anchor purchases company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. Anchor also provides back office services to businesses located throughout the United States of America. The Company is actively pursuing the sale of this business. FlexShopper provides certain types of durable goods to consumers on a lease-to-own basis and  also provides lease-to-own terms to consumers of third party retailers and e-tailers.

FlexShopper is a North Carolina limited liability company. FlexShopper is developing a business that will directly provide certain categories of durable goods to consumers on a lease-to-own basis and currently provides lease-to-own terms to consumers of third party retailers. FlexShopper began generating revenues in December 2013; the amount of these revenues is immaterial to the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements include FlexShopper, Inc. (formerly Anchor Funding Services, Inc. the "Company") and its wholly owned subsidiaries, Anchor Funding Services, LLC ("Anchor") and FlexShopper, LLC ("FlexShopper").

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

For established customers Anchor uses the accrual method of accounting.  Anchor applies this method by multiplying the historical yield, for each customer, times the amount advanced on each purchased invoice outstanding for that customer, times the portion of a year that the advance is outstanding.  The customers’ historical yield is based on the Anchor last six months of experience with the customer along with the Company’s experience in the customer’s industry, if applicable.

The amounts recorded as revenue under the accrual method described above are estimates.  As purchased invoices and purchase order advances are collected, Anchor records the appropriate adjustments to record the actual revenue earned on each purchased invoice and purchase order advance. Adjustments from the estimated revenue to the actual revenue have not been material.

Revenue Recognition FlexShopper – Lease revenues  are recognized  in the month they are due on the accrual  basis of accounting. For  internal  management reporting purposes, lease revenues from sales and lease ownership agreements are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue  with the corresponding costs, mainly depreciation, associated with the leased merchandise.

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

Management considered approximately $3,000 of their December 31, 2013 and $80,500 of their December 31, 2012 retained interest in purchased accounts receivable to be uncollectible.

Management believes the fair value of the retained interest in purchased accounts receivable approximates its recorded value because of the relatively short-term nature of the purchased receivable and the fact that the majority of these invoices have been subsequently collected.

Intangible Assets - Intangible assets, primarily patent costs, are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $282,000 and $267,000 for the years ended December 31, 2013 and 2012, respectively.

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

	2013			2012
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount

Year Ended December 31,
Basic EPS	$(693,681)	18,987,702	$(0.04)	$378,859	18,634,369	$0.02
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,129,263	-
Diluted EPS	$(693,681)	18,987,702	$(0.04)	$378,859	20,763,632	$0.02

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

See Note 9 for the impact on the operating results for the years ended December 31, 2013 and 2012.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the years ended December 31, 2013 and 2012, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements

The FASB amended the Comprehensive Income topic of the ASC in February 2013 with ASU No. 2013-02. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment was effective for the Company on a prospective basis for fiscal year 2013. This amendment did not have a material effect on the Company’s financial statements.

In February 2013, the FASB Issued ASU No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date". ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for obligations within the scope of this ASU, which is effective January l, 2014. Upon adoption, we do not expect this ASU to impact our financial statements.

In July 2013, the FASB issued ASU 2013-11 , "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a  Similar Tax  Loss, or  a Tax Credit Carryforward Exists, "  which among other  things,  require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial  statements as a reduction  to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the impact on our financial statements with respect to ASU 2013-11.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact in the Company’s financial position, results of operations or cash flows.

3. RETAINED INTEREST IN PURCHASED ACCOUNTS RECEIVABLE:

Retained interest in purchased accounts receivable consists of the following:

	December 31, 2013	December 31, 2012
Purchased invoices	$6,085,940	$8,921,203
Purchase order advances	365,394	21,156
Reserve account	(1,481,996)	(1,842,447)
Allowance for uncollectible invoices	(3,000)	(80,449)
	$4,966,338	$7,019,463

Retained interest in purchased accounts receivable consists, excluding the allowance for uncollectible invoices, of United States companies in the following industries:

	December 31, 2013	December 31, 2012
Staffing	$192,806	$185,557
Transportation	1,592,900	1,773,290
Service	3,063,021	4,528,668
Manufacturing	120,611	612,397
	$4,969,338	$7,099,912

Adjustments to the allowance for uncollectible invoices were as follows:

	For the years ending December 31,
	2013	2012
Balance - beginning of year	$80,449	$17,500
Provision for credit losses	12,200	62,949
Write-offs	(89,649)	-
Balance - end of year	$3,000	$80,449

Total purchased invoices and purchase order advances were as follows:

	For the years ending December 31,
	2013	2012
Purchased invoices	$83,653,644	$95,875,787
Purchase order advances	843,193	435,928
	$84,496,837	$96,311,715

4. DUE FROM CLIENT

As of December 31, 2013, Anchor was owed approximately $250,000 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $1,453,500. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $1,153,500 of the Food Service Company’s accounts receivable. By Court Order, the final balance of $300,000 is to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated
	Useful Lives	December 31, 2013	December 31, 2012
Furniture and fixtures	2-5 years	$64,945	$46,818
Computers and software	3-7 years	251,525	187,505
		316,470	234,323
Less: accumulated depreciation		(258,391)	(220,066)
		$58,079	$14,257

Depreciation expense was $38,326 and $19,804 for the years ended December 31, 2013 and 2012, respectively.

6.  DUE TO FINANCIAL INSTITUTION:

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of not higher than four to one (4:1).  As of December 31, 2013, the Company was in compliance. The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s next anniversary date is November 30, 2014 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. The facility was renewed through November 30, 2014. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $3,240,942 and $4,977,763 as of December 31, 2013 and 2012, respectively.

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

During the last quarter of 2013, the Company raised $1,000,000 from the sale of its restricted Common Stock at $.40 per share. An aggregate of 2,500,000 shares of Common Stock were sold under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended.  The Company also issued 14,493 shares to consultants for services rendered.

The changes in Series 1 Convertible Preferred Stock and Common Stock shares for the years ended December 31, 2013 and 2012 is summarized as follows:

	Series 1 Convertible	Common
	Preferred Stock	Stock
Balance, January 1, 2012	376,387	18,634,369
Preferred Stock Conversions	-	-
Common Stock Issuances	-	-
Balance, December 31, 2012	376,387	18,634,369

Preferred Stock Conversions	-	-
Common Stock Issuances	-	2,514,493
Balance, December 31, 2013	376,387	21,148,862

8. RELATED PARTY TRANSACTIONS:

Promissory notes payable

On March 19, 2014, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note is for $500,000 and earns interest (payable monthly) at 10% per annum. The Promissory Notes are to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth.

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

In June 2013, the Company granted the Chief Information Officer of F1exShopper, which is a non-executive officer position, 10-year Incentive Stock Options to purchase 100,000 shares of Anchor's Common Stock, exercisable at $.35 per share. The options vest one-third immediately, and one-third on each of the successive anniversary dates from the date the FlexShopper Chief Information Officer commenced work.

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

The following summarizes M. Rubin’s employment agreement and stock options:

•	The employment agreement with M. Rubin currently retains his services as Co-chairman and Chief Executive Officer through January 31, 2015.

•
On August 8, 2013, the board agreed to modify M. Rubin’s employment agreement and approved an annual salary of $125,000. Previously M. Rubin received an annual salary of $1.00. M. Rubin is eligible to receive periodic review of his base salary and annual bonuses as determined by the Company’s compensation committee.  M. Rubin shall be entitled to a monthly automobile allowance of $1,500.

•	10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following summarizes B. Bernstein’s employment agreement and stock options:

•	The employment agreement with B. Bernstein currently retains his services as President through January 31, 2015.

•
An annual salary of $240,000.  The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as the Company may hereafter adopt from time to time.

•
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

•	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following table summarizes information about stock options as of December 31, 2013:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	33,750
$0.62	500,000	6 years	500, 000
$0.17	500,000	9 years	500,000
$0.25	180,000	10 years	120,000
$0.35	100,000	10 years	33,333
$0.30	60,000	10 years	20,000
$0.45	25,000	10 years	8,333
	3,015,000		2,820,416

The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

Exercise price	$.17 to $1.25
Term	10 years
Volatility	0.38 to 2.50
Dividends	0%
Discount rate	0.02% to 4.75%

The fair value amounts recorded for these options in the statement of operations was $49,805 and $10,229 for the years ended December 31, 2013 and 2012, respectively.

Stock option activity and weighted average exercise price is summarized as follows:

	2013		2012		2011
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,830,000	0.88	2,430,000	1.12	2,440,000	1.10
Granted	195,000	0.35	680,000	0.19	-	-
Cancelled	(10,000)	0.45	(280,000)	1.25	(10,000)	1.00
Exercised	-	-	-	-	-	-
Outstanding at end of year	3,015,000	0.85	2,830,000	0.88	2,430,000	1.12

Exercisable at end of year	2,820,416	0.88	2,198,750	1.08	2,401,250	1.12

10. WARRANTS:

In March, 2007, the Company’s placement agent was issued warrants to purchase 1,342,500 shares of the Company’s common stock. These warrants were due to expire on January 31, 2013, but were extended on the condition that each warrant holder accept a new exercise price of $1.35 per share. Currently, these warrants are scheduled to expire on January 31, 2018 and are currently exercisable at the original price of $1.10 per share.  The following information was input into BSM to compute a per warrant price of $.023:

Exercise price	$1.10
Term	7 years
Volatility	40%
Dividends	0%
Discount rate	.05%

For the year ended December 31, 2013, the Company recorded compensation expense of $1,916 related to the issuance of these warrants.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. BSM was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of December 31, 2013:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	1 Month	1,342,500
$1.00	2,000,004	7 years	2,000,004

11. CONCENTRATIONS:

Revenues – The Company recorded revenues from United States companies in the following industries as follows:

Industry	For the year ending December 31,
	2013	2012
Staffing	$80,780	$69,773
Transportation	627,095	782,058
Service	1,365,379	1,426,583
Other	20,357	105,483
Manufacturing	173,844	-
Apparel	96,673	142,729
	$2,364,128	$2,526,626

Major Customers – The Company did not have any major customers for the years ending December 31, 2013 and 2012 that represented 10% or more of its revenues.

Client Accounts - As of December 31, 2013, Anchor has five clients that account for an aggregate of approximately 36.1% of its accounts receivable portfolio and approximately 16.3% of its revenues for the year ended December 31, 2013.  The transactions and balances with these clients as of and for the year ended December 31, 2013 are summarized below:

	Percentage of Accounts Receivable	Percentage of Revenues for
	Portfolio	the Twelve Months
	As of	Ended
Entity	December 31, 2013	December 31, 2013
Trucking company in MI	8.7%	4.3%
Cable trenching utility in FL	6.4%	3.4%
Importer in MI	8.4%	3.0%
Aerospace servicer in NM	6.2%	3.7%
Trucking Company in VA	6.4%	1.9%
	36.1%	16.3%

Cash – The Company places its cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation (FDIC) provides coverage up to $250,000 per depositor at FDIC-insured depository institutions.  At December 31, 2013, the Company had approximately $546,000 on deposit in excess of the insured limits.

12. SUPPLEMENTAL DISCLOSURES OF CASH FLOW:
Cash paid for interest was as follows:

	For the year ending December 31,
	2013	2012
To a financial institution	$369,487	$446,922
To a related party	-	15,123
Total	$369,487	$462,045

 Non-cash financing and investing activities consisted of the following:

For the year ending 2013 –
None

For the year ending 2012 –
None

13. INCOME TAXES:

For the year ended December 31, 2013, the Company had losses from continuing operations, therefore no current taxes were incurred.   For the year ended December 31, 2012, the Company was able to offset its taxable income through the utilization of  net operating loss carryforwards, therefore no current taxes were incurred.

The following table reconciles the total provision for income taxes from continuing operations recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34%:

	2013	2012

Federal tax expense at statutory rate	$(235,000)	$146,000
State tax expense	(10,000)	15,000
Permanent items	5,000	−
Change in valuation allowance	(240,000)	(161,000)
Income taxes	$-	$-

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes.  Deferred tax assets at December 31, 2013 and 2012 were as follows; certain prior year numbers have been reclassified to conform to current year presentation.

	2013	2012

Equity based compensation	$102,000	$91,000
Allowance for doubtful accounts	1,000	31,000
Net operating loss carry-forwards	1,660,000	1,385,000

Gross deferred tax assets	1,763,000	1,507,000
Fixed assets and intangible basis difference	(19,000)	(3,000)
	1,744,000	1,504,000
Valuation allowance	(1,744,000)	(1,504,000)
Income taxes	$-	$-

Primarily due to a taxable loss in 2013 the Company’s gross deferred tax asset increased to $1,763,000. All available evidence, both positive and negative, was considered to determine whether any impairment of this asset should be recognized.  Based on consideration of the available evidence including historical losses which must be treated as substantial negative evidence and the potential of future taxable income, a $1,744,000 valuation allowance has been recognized to adjust deferred tax assets and liabilities to the amount of net operating losses that are expected to be realized.  If realized, the tax benefit for this item will reduce current tax expense for that period as it did for the year ended December 31, 2012.

The Company has the following net operating loss carryforwards available to offset future taxable income:

	Amount	Expiration

Federal	$4,313,000	2022 - 2025

State	$1,669,000	2022 - 2025

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2013, federal tax returns remained open for Internal Revenue Service review for tax years after 2010, while state tax returns remain open for review by state taxing authorities for tax years after 2009.  There were no federal or state income tax audits being conducted as of December 31, 2013.

14. SEGMENT INFORMATION:

The Company’s reportable segments consist of Anchor and FlexShopper. Anchor purchases company’s accounts receivable, which provide businesses with critical working capital so they can meet their operational costs and obligations while waiting to receive payment from their customers. FlexShopper provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers.

Information for the Company’s segments is as follows:

	Year Ended December 31,
	2013	2012
Assets:
FlexShopper	$718,896	$	−
Anchor	5,761,499		7,919,985
Total	$6,480,395		$7,919,985

Revenues:
FlexShopper	$119	$	−
Anchor	2,364,009		2,526,626
Total	$2,364,128		$2,526,626

Net (loss) income:
FlexShopper	$(655,474)	$	−
Anchor	(38,207)		378,859
Total	$(693,681)		$378,859

15. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, and Boca Raton, FL. All lease agreements are with unrelated parties.

The Company has two Charlotte leases for adjoining space that expire May 31, 2014.  The monthly rent for the combined space is approximately $2,340.

Beginning November 1, 2009, the company entered  into  a 24 month  lease  for office  space  in Boca  Raton, FL, and  on November 1, 2012  renewed  for another  two years. This lease expired on September 30, 2013 and was not renewed.  The monthly rent was approximately $1,413.

On August 1, 2013, FlexShopper entered into a 39 month lease for additional office space in Boca Raton, FL to accommodate the FlexShopper business and its additional employees. The monthly rent was approximately $6,800. This lease agreement was amended in January 2014 to reflect a 63 month term for a larger suite in an adjoining building. Upon commencement the monthly base rent including operating expenses for the first year will be approximately $15,800 with annual three percent increases throughout the lease term.

Anchor had a lease for office space in Medley, FL, which was to expire on May 12, 2014. Anchor terminated this lease in 2013 and forfeited its security deposit.

The rental expense for the years ended December 31, 2013 and 2012 was approximately $58,921 and $46,571, respectively.  The future minimum lease payments are approximately as follows:

2014	$86,900
2015	117,600
2016	122,000
2017	126,000
2018	129,600
Thereafter	77,200
$659,300

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

16. SUBSEQUENT EVENTS

On March 6, 2014, Anchor signed a non-binding letter of intent with a financial institution to sell its factoring business. There can be no assurances given that the Company will sell its Anchor factoring business on terms satisfactory to the Company, if at all.

On March 19, 2014 upon approval of the Board, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note is for $500,000 and earns interest (payable monthly) at 10% per annum. The Promissory Notes are to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth.

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

Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable e-tail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2013.

Item 9.B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of the Company's present officers and directors are listed below.

Name (1)	Age	Position
George Rubin*	84	Co-Chairman of the Board and Co-Founder

Morry F. Rubin*	54	Co-Chairman of the Board, CEO, Co-Founder

Brad Bernstein	48	President, CFO, Director and Co-Founder

Paul B. Healy	50	Director

__________________
* George Rubin is the father of Morry F. Rubin.

(1)	Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

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

Brad Bernstein has been a director and executive officer of the Company since January 31, 2007. He served as President and Chief Financial Officer of Anchor Funding Services, LLC since its formation in 2003. Mr. Bernstein was employed by Preferred Labor LLC from March 1999 through January, 2007. Mr. Bernstein served Preferred as its Chief Financial Officer and later as its President. On January 31, 2007, Mr. Bernstein became a full-time employee of our company. Before joining Preferred Labor he was a partner of Miller, Ellin Consulting Group, LLP. Mr. Bernstein advised companies in many areas to improve their operations and increase their profitability. Mr. Bernstein’s clients also included major commercial and investment banks, asset based lenders and alternative finance companies. These institutions relied on his ability to oversee due diligence engagements and evaluate a company’s financial performance, its internal control structure and the quality of its assets before making investments or loans. Mr. Bernstein has used his banking relationships to raise debt and negotiate and structure financing for companies. Mr. Bernstein brings to the board his financial and business expertise as a Certified Public Accountant. Mr. Bernstein received a Bachelor of Arts degree from Columbia University.

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

Key Employees

In June 2013, the Company hired B. Lee Landers, Jr. as Chief Information Officer, a non-executive officer position. Mr. Landers was Vice President and Chief Information Officer of Aaron’s, Inc. from 1999 to 2009.  Aaron’s is a leader in the furniture, appliance and electronics rent-to-own industry with over 2,200 stores in the United States and Canada.  Mr. Landers was with The Southern Company in a variety of engineering and IT management roles from 1981 through 1999. He is an Industrial Engineering graduate of the Georgia Institute of Technology and earned an MBA in Finance from Georgia State University.  He is a registered Professional Engineer in Georgia.

In July 2013, the Company hired Justin Metzl as Vice President of eCommerce. Mr. Metzl leads overall eCommerce strategy including marketing, user experience, product management, web analytics, search engine marketing, e-mail marketing, mobile and social media. Prior to joining FlexShopper, Mr. Metzl was Director of User Experience I eCommerce for 5 years at TigerDirect.com (Ranked Internet Retailer Top-25 largest eCommerce sites). He managed, defined and designed the online user experience, eCommerce strategy, alb/multivariate testing strategy, personalization and product recommendations, mobile strategy and socialmedia initiatives. Before TigerDirect,Mr. Metzl was Director of eCommerce for 7 years at Alienware (Dell Subsidiary). Mr. Metzl brings over 12 years of web & eCommerce experience in B2C & B2B to drive revenue, improve conversion and satisfy the overall customer experience. Mr. Metzl attended Virginia Polytechnic Institute and State University and majored in Management Science and Information Technology.

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

Committees

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors.  The Sarbanes-Oxley Act of 2002, as amended, required each corporation to have an audit committee consisting solely of independent directors and to identify the independent directors who are considered to be a “financial expert.” Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Anchor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Anchor’s outside auditor.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file.  During fiscal year 2013, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge.

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2013 and 2012 by (1) each person who served as the principal executive officer of the Company or its subsidiary during fiscal year 2013; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2013 with compensation during fiscal year ended 2013 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2013.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Morry F. Rubin Chief Executive Officer (4)	2012 2013	$1.00 $67,308	$-0- $ -0-	$-0- $-0-	$21,000 $-0-	$-0- $-0-	$-0- $-0-	$18,000 $18,000	$39,001 $85,308

Brad Bernstein President	2012 2013	$240,000 $240,000	$20,021 $ -0-	$-0- $-0-	$39,000 $-0-	$-0- $-0-	$-0- $-0-	$12,000 $12,000	$311,021 $252,000
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

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in 2013 were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Morry F. Rubin	650,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A
Brad Bernstein	950,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A

N/A – Not applicable.

Employment Agreements

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	2014 Annual Salary(1)	Bonus (2)
Morry F. Rubin	Chief Executive Officer	$125,000 (1)	Annual bonuses at the discretion of the Board in an amount determined by the compensation committee.

Brad Bernstein	President	$240,000 (2)	Annual bonus equal to 5% of annual net income provided net income is equal to or greater than $200,000.
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

•
The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. On December 2, 2013, each Agreement renewed for one additional year through the close of business on January 31, 2015;

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

Option Grants.

Messrs. M. Rubin and Bernstein are each eligible to receive stock options and other compensation as determined at the discretion of the board. See “Executive Officer Outstanding Equity Awards at Fiscal Year-End” above for a description of outstanding options granted to Messrs. M. Rubin and Bernstein as of December 31, 2013.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on the Company.

DIRECTOR COMPENSATION

Cash Fees and Options

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. The chairman of each committee that is formed by us at a later date will be entitled to an annual fee of $6,500 and each non-executive director will receive an annual fee of $6,500 as a member of the Board, a fee of $1,000 per Board or Committee meeting (or consent in lieu of a meeting), and an activity fee of $1,000 per day for services rendered by the Board member. George Rubin is receiving the same health and dental insurance benefits as those provided to our executive officers to the extent permitted by the rules and regulations applicable thereto and an additional medical reimbursement of up to $25,000 per annum. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On January 31, 2007, we established a stock option plan and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On March 23, 2009, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.62 per share; these options have a term of 10 years and vested on the date of grant. On March 20, 2012, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.17 per share; these options have a term of 10 years and vested. On June 14, 2012, we granted Paul B. Healy options to purchase 180,000 shares, exercisable at $0.25 per share from the vesting date through June 14, 2022, with one-third vesting on June 14, 2012, one third vesting on June 14, 2013 and the remaining one-third vesting on June 14, 2014.  In the event that a director is no longer serving on the Board of Directors, the director has 90 days to exercise all vested options. Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or compensation committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meetings.

2013 Compensation

The following table shows the overall compensation earned for the 2013 fiscal year with respect to each non-employee and non-executive directors of the Company as of December 31, 2013.

	DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Paul B. Healy, Director	$10,500	$-0-	$-0-	$-0-	$-0-	$-0-	$10,500

George Rubin, Director (4)	$10,500	$-0-	$-0-	$-0-	$-0-	$6,822	$17,322

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

The following table shows the amounts that have been granted under the Plan as of December 31, 2013:

2007 Omnibus Equity Compensation Plan
Name and Position	Dollar Value ($)	Number of Options
	(1)
Morry R. Rubin, Chief Executive Officer (2)	115,250	1,150,000

Brad Bernstein, President (2)	115,250	1,450,000

Executive Group (two persons) (2)	230,500	2,600,000

Non-Executive Director Group (one person) (2)	68,400	180,000

Non-Executive Officer Employee Group	17,110	225,000
    ______________

(1)
The dollar value of these options is based upon the fair market value of our common stock as of the close of business on December 31, 2013 of $.63 per share, less the exercise price of each respective option.

(2)
We have a stock option plan covering 4,200,000 shares and granted non-statutory stock options to purchase 950,000, shares and 650,000 shares to Brad Bernstein and Morry F. Rubin, respectively, exercisable at $1.25 per share. These options have a term of ten years and vest one-third on the date of grant, one-third on February 29, 2008 and one-third on February 28, 2009. On March 23, 2009, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.62 per share; these options have a term of 10 years and vested on the date of grant. On March 20, 2012, we granted non-statutory stock options to purchase 250,000 shares to each of Rubin and Bernstein, exercisable at $0.17 per share; these options have a term of 10 years and vested.  On June 14, 2012, we granted Paul B. Healy options to purchase 180,000 shares, exercisable at $0.25 per share from the vesting date through June 14, 2022, with one-third vesting on June 14, 2012, one third vesting on June 14, 2013 and the remaining one-third vesting on June 14, 2014.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 24, 2014, we have 21,148,862 shares of Common Stock and 376,387 shares of Series 1 Preferred Stock issued and outstanding.  In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into only 5.1 common shares.  Accordingly, the 376,387 shares of Series 1 Preferred Stock are convertible into 1,919,574 shares of Common Stock with the equivalent voting rights of 2,178,415 common shares.  The following table sets forth information regarding the economic ownership of our company Common Stock by:

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Morry F. Rubin (1)	6,071,340	26.5

George Rubin (1)	3,987,840	18.3

Ilissa and Brad Bernstein (2)	3,700,000,	16.2

Paul B. Healy (3)	120,000	*

All officers and directors as a group (four persons) (4)	13,617,180	53.5

Buechel Family Ltd Partnership (5)	1,254,966	5.6

Buechel Patient Care Research & Education Fund (5)	1,254,966	5.6

Marc Malaga (6)	3,179,584	14.4
_____________________
*Represents less than 1% of the outstanding shares.

(1)
Morry Rubin’s beneficial ownership includes 3,992,668 shares of Common Stock and options/warrants to purchase 1,816,672 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 3,059,168 shares of Common Stock and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts and warrants to purchase 666,672 shares.

(2)
Of the 3,700,000 shares beneficially owned by them, 2,000,000 common are owned by Ilissa Bernstein, Brad Bernstein’s wife. The remaining 1,700,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes vested options to purchase 120,000 shares of Common Stock.
(4)	Includes 9,313,836 shares of Common Stock and all options and warrants described in (1) through (3) above.
(5)
This person beneficially owns 31,812 shares of Series 1 Preferred Stock convertible into 162,241 shares of Common Stock, with the voting rights of 184,118 shares. Each beneficial owner has the right to vote at each stockholder meeting the equivalent of 1,276,840 shares of Common Stock. These beneficial owners are under common control of Frederick Buechel.

(6)	Includes 1,915,020 common shares, warrants to purchase 666,672 shares, options to purchase 250,000 shares and 347,892 shares of Common Stock issuable upon conversion of the Series 1 Preferred Stock. Mr. Malaga has the right to vote at each stockholder meeting the equivalent of 2,309,743 shares of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2013 and relates to our 2007 Plan described elsewhere herein under “Item 1” pursuant to which we have granted options to purchase our common stock:

	(a)	(b)	(c)
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity Compensation Plans	3,015,000	$0.85	1,185,000

Item 13. Certain Relationships and Related Transactions and Director Independence.

Due to Institutional Lender/Personal Guarantees of Messrs. M. Rubin and Bernstein

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a Commercial Bank that was effective November 30, 2011 and replaced its prior credit facility. The maximum amount that can be borrowed under the facility is $10 million and the Bank will advance up to 80% of Anchor's advances to its clients. Anchor pays interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement requires that Anchor maintain at all times a ratio of debt to tangible net worth of no more than four to one (4:1).  At December 31, 2012, the Company was in compliance with this covenant. The agreement contains customary representations and warranties, events of default and limitations, among other provisions. The agreement is collateralized by a first lien on all Anchors' assets. The agreement’s anniversary date is November 30, 2013 and automatically renews each year for an additional year provided that the Company has not provided 60 days’ notice to the Bank in advance of the anniversary date. The facility was renewed through November 30, 2014. This facility contains certain standard covenants, representations and warranties for loans of this type.  In the event that we fail to comply with the covenant(s) and the lender does not waive such non-compliance, we could be in default of our credit facility, which could subject us to penalty rates of interest and accelerate the maturity of the outstanding balances in addition to other legal remedies, including foreclosure on collateral. The Company’s President and CEO have provided validity guarantees to the Bank. Anchor owed this financial institution $3,240,942 as of December 31, 2013.

Related Party Transactions prior to 2012

Incorporated by reference is Item 13 of the Company’s Form 10-K for its fiscal year ended December 31, 2011 for a description of related party transactions which occurred prior to fiscal year 2012.

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

On May 25, 2012, Anchor entered into a Participation Agreement with a funding company (Participant) whereby it sold an interest in one of its accounts so that it could accommodate the accounts funding requirements and also mitigate some of Anchor’s credit exposure in the account. Anchor sold a 50% interest in the account to the Participant. Provided Anchor follows a standard of care as agreed to in the Participation Agreement, any credit losses, if they occur, would be shared equally between Anchor and the Participant. The Participant’s fee is paid monthly and is charged at the rate of 21% per annum of the average outstanding balance due to the Participant. The fee paid to the Participant was $25,020 for the year ended December 31, 2012, and is included in interest expense - financial institutions. This participation terminated in 2012 and no Participant fees were incurred in 2013.

Related Party Notes

On March 19, 2014, FlexShopper entered into two promissory notes totaling $1 million, one with Morry F. Rubin and the other with George Rubin. Each demand Promissory Note is for $500,000 and earns interest (payable monthly) at 10% per annum. The Promissory Notes are to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth.

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

Independent Directors

Currently the Company has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors.  Under the National Association of Securities Dealers Automated Quotations definition, an “independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director.  The board’s discretion in determining director independence is not completely unfettered.  Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of Anchor has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of Anchor’s outside auditor.  Currently, Paul B. Healy is deemed by management to be an independent director of the Company.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

During fiscal 2013, the aggregate fees billed for professional services rendered by Scott and Company LLC (the “Independent Auditors”) for the 2012 audit of the Company's annual consolidated financial statements totaled approximately $49,500, excluding expenses.  $49,500 was paid to Scott and Company LLC for the 2011 annual audit in 2012.

Financial Information Systems Design and Implementation Fees

During 2013 and 2012, there were $-0- in fees billed for professional services by Scott and Company LLC, rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2013, there were $24,000 in fees, excluding expenses, billed for professional services rendered by Scott and Company, LLC for review of the Company’s quarterly filings with the Securities and Exchange Commission.  During fiscal year 2012, there were $24,000 in fees billed for professional services rendered by Scott and Company LLC for review of the Company's quarterly filings with the Commission.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows
Consolidated Notes to Financial Statements

Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
10.29	Amendment to Employment Agreement of Morry F. Rubin (9)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release – Year End Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

(b)	Financial Statement Schedules

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
March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President and	March 31, 2014
Brad Bernstein	Principal Financial Officer

/s/ Morry F. Rubin	Principal Executive Officer	March 31, 2014
Morry F. Rubin	Director and Co-Chairman of the Board

/s/ George Rubin	Co-Chairman of the Board	March 31, 2014
George Rubin

/s/ Paul B. Healy	Director	March 31, 2014
Paul B. Healy

Morry F. Rubin, Brad Bernstein, George Rubin and Paul B. Healy represent all the current members of the Board of Directors.