Form 10-K/A
period 2013-12-31
FlexShopper, Inc.
filed 2014-04-28
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

    The purpose of this Amendment to FlexShopper, Inc.’s Form 10-K for the fiscal year ended December 31, 2013 is to correct certain typographical errors in the “Notes to Consolidated Financial Statements” in Item 8 and in Item 11 as it pertains to the bonus agreement for Brad Bernstein, President of the Company. Mr. Bernstein’s bonus agreement equal to 5% of annual net income provided net income is equal to or greater than $200,000 expired at the end of 2013 and the original filing made reference to applying to fiscal 2014, which was an error. The Form 10-K filed for the Registrant’s fiscal year ended December 31, 2013, is being corrected herein to eliminate the error by filing amended Items 8 and 11 herein together with the exhibit list contained in Item 15, signature page and certifications.  Accordingly, the Registrant’s Form 10-K consists of the original Form 10-K filed on March 31, 2014, as amended by the filing of this Form 10-K/A with respect to Items 8, 11 and 15 as set forth herein.

    There are no other changes to the Form 10-K other than as set forth above.  This Amendment does not reflect events occurring after the March 31, 2014 filing of our Form 10-K or modify or update the disclosures set forth in the Form 10-K in any way.  As a result, this Amendment contains forward-looking information that has not been updated for events subsequent to the March 31, 2014 filing of our Form 10-K, and we direct you to our SEC filings made subsequent to March 31, 2014 for additional information.

PART II

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

•
The Board approved an annual bonus program for Mr. Bernstein commencing with the 2012 fiscal year and ending with the 2013 fiscal year. The annual bonus is equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus is calculated on the Company’s audited GAAP financial statements.  B. Bernstein shall be entitled to a monthly automobile allowance of $1,000.

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

PART III
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

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-quali- fied Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)

Morry F. Rubin	2012	$1.00	$-0-	$-0-	$21,000	$-0-	$-0-	$18,000	$39,001
Chief Executive Officer (4)	2013	$67,308	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000	$85,308

Brad Bernstein	2012	$240,000	$20,021	$-0-	$39,000	$-0-	$-0-	$12,000	$311,021
President	2013	$240,000	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000	$252,000
________________

(1)
Topic 718 requires the company to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested.  As a general rule, for time-in-service-based restricted stock awards and options, the company will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options.  For a description Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K/A.

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

	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexer- cised Options (#) Exercis- able	Number of Securities Underly- ing Unexe- rcised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underly- ing Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested
Morry F. Rubin	650,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	- 0 -	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A
Brad Bernstein	950,000	- 0 -	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	- 0 -	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A

Each of the following executive officers is a party to an employment agreement with the Company.

Name	Position	2014 Annual Salary(1)	2014 Bonus (2)
Morry F. Rubin	Chief Executive Officer	$125,000 (1)	None.

Brad Bernstein	President	$240,000 (2)	None.
____________
N/A – Not applicable.

(1)
On August 8, 2013, the Board agreed to modify M. Rubin’s employment agreement and approved an annual salary of $125,000. Previously, M. Rubin received an annual salary of $1.00. M. Rubin is eligible to receive periodic review of his base salary.

(2)
The Company pays Mr. Bernstein a fixed base salary of $240,000. The Board may periodically review Mr. Bernstein’s Base Salary and may determine to increase (but not decrease) the Base Salary, in accordance with such policies as the Company may hereafter adopt from time to time, if it deems appropriate. The Board approved an annual bonus program for Mr. Bernstein commencing with the 2012 fiscal year and ending with the 2013 fiscal year. The annual bonus was equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus was calculated on the Company’s audited GAAP financial statements.

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

·	Each Executive shall receive a base salary and bonuses as described above. M. Rubin and Bernstein shall be entitled to a monthly automobile allowance of $1,500 and $1,000, respectively;

·
M. Rubin and Bernstein were granted on January 31, 2007 10-year options to purchase 650,000 and 950,000 shares, respectively, exercisable at $1.25 per share, pursuant to the Company’s 2007 Omnibus Equity Compensation Plan.   All options granted to them have vested.

·
The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. On December 2, 2013, each Agreement renewed for one additional year through the close of business on January 31, 2015;

·
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

·
Each Executive shall be entitled to participate in such Executive benefit and other compensatory or non-compensatory plans that are available to similarly situated executives of the Company and shall be entitled to be reimbursed for up to $25,000 of medical costs not covered by the Company’s health insurance per year.

·
The Company shall, to the extent such benefits can be obtained at a reasonable cost, provide the Executive with disability insurance benefits of at least 60% of his gross Base Salary per month; provided that for purposes of the foregoing, prior to the date on which M. Rubin’s Base Salary was adjusted above $1.00 as described above, M. Rubin’s Base Salary shall be deemed to be $300,000. In the event of the Executive’s Disability, the Executive and his family shall continue to be covered by all of the Company’s Executive welfare benefit plans at the Company’s expense, to the extent such benefits may, by law, be provided, for the lesser of the term of such Disability and 24 months, in accordance with the terms of such plans; and

·
The Company shall, to the extent such benefits can be obtained at a reasonable cost, provide the Executive with life insurance benefits in the amount of at least $500,000. In the event of the Executive’s death, the Executive’s family shall continue to be covered by all of the Company’s Executive welfare benefit plans, at the Company’s expense, to the extent such benefits may, by law, be provided, for 12 months following the Executive’s death in accordance with the terms of such plans.

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

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K/A as the financial statements of the Company for the years ended December 31, 2013 and 2012:

Report of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity
Consolidated Statement of Cash Flows
Consolidated Notes to Financial Statements

Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between the Company and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between the Company and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement(5)
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
10.29	Amendment to Employment Agreement of Morry F. Rubin (9)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release – Year End Results of Operations (10)
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event -December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

(10)	Incorporated by reference to Registrant’s form 10-K for the fiscal year ended December 31, 2013.

(b)	Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K/A because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

By:	/s/ Brad Bernstein
Brad Bernstein, President
and Principal Financial Officer

Dated:  Boca Raton, Florida
April 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President and	April 25, 2014
Brad Bernstein	Principal Financial Officer

/s/ Morry F. Rubin	Principal Executive Officer	April 25, 2014
Morry F. Rubin	Director and Co-Chairman of the Board

/s/ George Rubin	Co-Chairman of the Board	April 25, 2014
George Rubin

/s/ Paul B. Healy	Director	April 25, 2014
Paul B. Healy

 Morry F. Rubin, Brad Bernstein, George Rubin and Paul B. Healy represent all the current members of the Board of Directors.