Form 10-Q
period 2014-03-31
FlexShopper, Inc.
filed 2014-05-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2014

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

As of March 31, 2014, the Company had a total of 21,148,862 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 1,919,574 shares of Common Stock.

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

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2014	2013
CURRENT ASSETS:
Cash	$962,828	$960,032
Accounts receivable, net of allowance for doubtful accounts of $ 9,376 in 2014	12,087	119
Prepaid expenses	122,010	50,188
Lease merchandise, net	652,044	8,004
Assets of discontinued operations	5,588,717	5,363,728
Total current assets	7,337,686	6,382,071

PROPERTY AND EQUIPMENT, net	83,073	58,079

OTHER ASSETS:
Intangible assets – patent costs	30,760	30,760
Security deposits	57,253	9,485
	88,013	40,245

	$7,508,772	$6,480,395
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$353,427	$20,349
Accrued payroll and related taxes	128,566	68,140
Accrued expenses	31,386	3,693
Loan payable to officer	150,000	-
Liabilities of discontinued operations	4,502,064	3,331,955
Total current liabilities	5,165,443	3,424,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY: PREFERRED STOCK, net of issuance costs of
$1,209,383	671,409	671,409
COMMON STOCK	2,115	2,115
ADDITIONAL PAID IN CAPITAL	8,781,962	8,548,162
ACCUMULATED DEFICIT	(7,112,157)	(6,165,428)
	2,343,329	3,056,258

	$7,508,772	$6,480,395

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the three months ended March 31,
	2014	2013

REVENUES:
LEASE REVENUES AND FEES	$103,921	$-

COST OF REVENUES:
COST OF LEASE REVENUES AND FEES	48,126	-
COST OF MERCHANDISE SOLD	3,405
	51,531	-

GROSS PROFIT	52,390	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,253,765	-

INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(1,201,375)	-

INCOME FROM DISCONTINUED OPERATIONS	254,646	52,916

NET (LOSS) INCOME	$(946,729)	$52,916

BASIC EARNINGS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.05)	$-
INCOME FROM DISCONTINUED OPERATIONS	0.01
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.04)	$-

DILUTED EARNINGS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.05)	$-
INCOME FROM DISCONTINUED OPERATIONS	0.01
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.04)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,148,862	18,634,369
Dilutive	21,148,862	20,691,517

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2014

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2013	$671,409	$2,115	$8,548,162	$(6,165,428)	$3,056,258

Provision for compensation expense related to issued stock options	-	-	231,000	-	231,000

Provision for compensation expense related to issued warrants	-	-	2,800	-	2,800

Net loss	-	-	-	(946,729)	(946,729)

Balance, March 31, 2014 (unaudited)	$671,409	$2,115	$8,781,962	$(7,112,157)	$2,343,329

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net loss	$(946,729)	$-
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from discontinued operation:	(254,646)	-
Depreciation and amortization	14,988	-
Depreciation of lease merchandise	48,126
Compensation expense related to issuance of stock options	231,000	-
Compensation expense related to issuance of warrants	2,800	-
Allowance for uncollectible accounts	9,376	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(21,344)	-
Increase in prepaid expenses and other	(71,823)	-
(Increase) in lease merchandise	(692,166)	-
(Increase) in security deposits	(47,768)	-
Increase in accounts payable	333,078	-
Increase in accrued payroll and related taxes	60,425	-
Increase in accrued expenses	27,693	-
Net cash used by operating activities - continuing operations	(1,306,990)	-
Net cash provided (used) by operating activities - discontinued operations	65,382	(888,432)
Net cash used by operating activities	(1,241,608)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,982)	-
Net cash used in investing activities – continuing operations	(39,982)	-
Net cash used in investing activities- discontinued operations	-	(13,423)
Net cash used in investing activities	(39,982)	(13,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	150,000	-
Net cash provided by financing operations – continuing operations	150,000	-
Net cash provided by financing operations - discontinued operations	1,134,386	988,685
Net cash provided by financing activities	1,284,386	988,685

INCREASE IN CASH	2,796	86,830

CASH, beginning of period	960,032	610,439

CASH, end of period	$962,828	$697,269

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

           FLEXSHOPPER, INC.
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

The Consolidated Balance Sheet as of March 31, 2014, the Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013 and Consolidated Statements of Changes In Stockholders’ Equity for the three months ended March 31, 2014, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of March 31, 2014, results of operations for the three month periods ended March 31, 2014 and 2013 and cash flows for the three month periods ended March 31, 2014 and 2013, and are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with our Form 10-K for our fiscal year ended December 31, 2013.

1.  BACKGROUND AND DESCRIPTION OF BUSINESS:

The consolidated financial statements include the accounts of FlexShopper, Inc. (formerly Anchor Funding Services, Inc. the “Company”) and its wholly owned subsidiary, FlexShopper, LLC (“FlexShopper”).

FlexShopper, Inc. is a Delaware holding corporation.  FlexShopper, Inc. has no operations; substantially all operations of the Company are the responsibility of FlexShopper.

The Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on March 6, 2014 the Company signed a non-binding letter of intent with a financial institution to sell substantially all of the operating assets of its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”). The sale is expected to be finalized by the middle of May 2014. (See Footnotes 3 and 13) The consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 reflect the historical operations of Anchor as discontinued operations. The 2014 and 2013 consolidated balance sheets contain amounts attributable to Anchor and are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to statement of operations items in these financial statements refers to results from continuing operations.

FlexShopper is a North Carolina Limited Liability Company formed in June 2013 that provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers.  The Company has been generating revenues from this new line of business since December 2013. Management believes that the introduction of FlexShopper's lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces.    FlexShopper  and  its online  LTO  products  provide  consumers the ability  to acquire  durable  goods,   including  electronics,   computers  and  furniture on  an  affordable  payment,  lease  basis. Concurrently,  e-tailers  and  retailers  that  work  with  FlexShopper  may  increase   their  sales  by   utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. The Company  anticipates additional  expenses  of approximately  $350,000 per month or potentially  higher as FlexShopper  implements  its programs  and  continues to build an infrastructure  to support  its revenues and business objectives.  These expenses will be funded by the sale of Anchor and a sale of the Company’s restricted stock. (See Note 13) FlexShopper incurred a net loss of approximately $1,201,000 which is reflected in the statements of operations for the three months ended March 31, 2014.

Anchor is a North Carolina limited liability company. Anchor was formed for the purpose of providing factoring and back office services to businesses located throughout the United States of America.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of FlexShopper, Inc. and, its wholly owned subsidiary FlexShopper, LLC .  The company’s wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”) is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months ended March 31, 2014 and March 31, 2013.

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

The Lease Purchase Transaction -The lease purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the lease purchase transaction in our program include:

Brand name merchandise. We offer the ability to acquire on line or in participating retailers well-known brands of home electronics, appliances, computers and/or tablets; and furniture.

Convenient payment drafting. We charge our customers’ bank account or debit card primarily on a weekly basis and will accommodate bi-weekly requests.  Lease payments are generally made in advance and, together with applicable fees, constitute our primary revenue source.

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer has completed the payments required in the lease purchase agreement generally 52 weeks or exercises the 90 day same as cash early purchase option.

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly and bi-weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option or through payments of all required lease payments for ownership. Lease revenues  are recognized  in the month they are due on the accrual  basis of accounting.  On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue  with the corresponding costs, mainly depreciation associated with the leased merchandise.

Lease Merchandise – Lease merchandise is carried at cost, net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months. If a customer does not make payments the remaining book value of the lease merchandise associated with the delinquent accounts is generally charged off to expense on or before the 90th day following the time the account became past due. Depreciation of lease merchandise is included in the cost of lease revenues in the statements of operations.

Intangible Assets - Intangible assets, primarily patent costs, are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Cost of Merchandise Sold – Cost of merchandise sold represents the net book value of rental merchandise at the time of sale.

General and Administrative Expenses – General and Administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock based compensation, occupancy, administrative and other expenses.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $35,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

Also  when  there  is  a  year-to-date  loss  from  operations,  potential  common  shares  are  not included  in  the computation of diluted earnings per share, since they have an anti-dilutive effect.  For the three months ending March 31, 2014 there was a loss from operations.

	2014			2013
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount

Three Months Ended March 31,
Basic EPS	$(946,729)	21,148,862	$(0.04)	$52,916	18,634,369	$-
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,057,148	-
Diluted EPS	$(946,729)	21,148,862	$ (0.04)	$52,916	20,691,517	$-

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

See Note 8 to our financial statements for the impact on the operating results for the three months ended March 31, 2014 and 2013.

Fair Value of Financial Instruments – The carrying value of cash equivalents, accounts payable and accrued liabilities and loan payable to officer, due to their short term nature approximate fair value.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the three months ended March 31, 2014 and 2013, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

The FASB amended the Comprehensive Income topic of the ASC in February 2013 with ASU No. 2013-02. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance became effective for the Company in the first quarter of fiscal year 2014.  This amendment did not have a material effect on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a  Similar Tax  Loss, or  a Tax Credit Carryforward Exists, "  which among other  things,  require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial  statements as a reduction  to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The guidance became effective for the Company in the first quarter of fiscal year 2014.  The guidance did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact in the Company’s financial position, results of operations or cash flows.

3.  DISCONTINUED OPERATIONS:

The Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on March 6, 2014 the Company signed a non-binding letter of intent and later a definitive asset purchase and sale agreement (See Note 13) with a financial institution to sell substantially all of the operating assets of Anchor. The sale of Anchor is expected to create liquidity and provide capital to support the operations growth and development of FlexShopper.  Anchor’s revenues reported in discontinued operations for the three months ended March 31, 2014 and 2013 were $463,842 and $602,607, respectively. Anchor’s net income reported in discontinued operations for the three months ended March 31, 2014 and 2013 was $254,646 and $52,916, respectively. The assets, other assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Non-current assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying Balance Sheets at March 31, 2014 and December 31, 2013 and consist of the following:

	March 31, 2014	December 31, 2013
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$5,290,042	$4,966,338
Earned but uncollected fees	118,898	141,077
Due from client	179,777	256,313

	$5,588,717	$5,363,728

Liabilities of discontinued operations:
Accounts payable	$52,940	$26,966
Accrued expenses	57,923	51,719
Due to financial institution	4,375,338	3,240,942
Deferred revenue	15,863	12,328

	$4,502,064	$3,331,955

Due from client - As of March 31, 2014, Anchor was owed $179,777 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $1,453,500. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $1,153,500 of the Food Service Company's accounts receivable. By Court Order, the final balance of $300,000 is to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013.

Major classes of income and expenses shown as income from discontinued operations in the Consolidated Statement of Operations are as follows:
	Three Months Ended
	March 31, 2014	March 31, 2013

Finance revenues	$463,842	$602,607
Interest expense-financial institution	(70,614)	(102,381)
Provision for credit losses	(864)	-
Net finance revenues	392,364	500,226
Operating expenses	(137,718)	(443,147)
Depreciation	-	(4,163)
Net income from discontinued operations	$254,646	$52,916

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:
	Estimated
	Useful Lives	March 31, 2014	December 31, 2013
Furniture and fixtures	2-5 years	$71,710	$64,945
Computers and software	3-7 years	284,742	251,525
		356,452	316,470
Less: accumulated depreciation		(273,379)	(258,391)
		$83,073	$58,079

Depreciation expense was $14,988 and $4,163 for the quarters ended March 31, 2014 and 2013, respectively.

5.  LOAN PAYABLE TO OFFICER:

On March 19, 2014 upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with CEO Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note is for $500,000 and earns interest (payable monthly) at 10% per annum. The Promissory Notes are to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth. As of March 31, 2014 the balance due on these notes was $150,000.  See Note 13.

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

Series 1 Convertible Preferred Stock is convertible into 5.1 shares of the Company’s Common Stock, subject to certain anti-dilution rights.  The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.  Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock.

The dividend rate on Series 1 Convertible Preferred Stock was 8%.  Dividends were paid between 2007 and 2009 annually on December 31st in the form of additional Series 1 Convertible Preferred Stock unless the Board of Directors approved a cash dividend.  Dividends on Series 1 Convertible Preferred Stock ceased to accrue on the earlier of December 31, 2009, or on the date they were converted to Common Shares.  Thereafter, the holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.

As of March 31, 2014 there were 367,387 shares of Series 1 Convertible Preferred Stock outstanding.

Common Stock – The Company is authorized to issue 65,000,000 shares of $.0001 par value Common Stock.  Each share of Common Stock entitles the holder to one vote at all stockholder meetings.  Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

During the fourth quarter of 2013, the Company raised $1,000,000 from the sale of its restricted Common Stock at $.40 per share. An aggregate of 2,500,000 shares of Common Stock were sold under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended.  The Company also issued 14,493 shares to consultants for services rendered.

The were no changes in Series 1 Convertible Preferred Stock and Common Stock shares for the three months ended March 31, 2014.

7.  RELATED PARTY TRANSACTION:

Options granted to officers and directors.

On March 20, 2012, M. Rubin and B. Bernstein were each granted 10 year options to purchase 250,000 shares of common stock each for a total of 500,000 shares. These options were fully vested in 2013. Due to the anti-dilution provisions of our Series 1 Convertible Preferred Stock, this grant caused an adjustment of our preferred stock into common stock. Each share of Series 1 Preferred Stock is now convertible into 5.1 shares of the Company’s Common Stock. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to Common Stock at any time. See Note 8.

In June 2012, Paul Healy was granted 10-year non-statutory stock options to purchase 180,000 shares of Anchor’s common stock exercisable at $.25 per share. The options vest one-third immediately and one-third on each of the successive anniversary dates from Mr. Healy joining the board until fully vested.

In June 2013, the Company granted the Chief Information Officer of FlexShopper, which is a non-executive officer position, 10-year Incentive Stock Options to purchase  100,000  shares  of  Anchor's  Common  Stock,  exercisable  at  $.35  per  share.  The options vest one-third immediately, and one-third on each of the successive anniversary dates from the date the FlexShopper Chief Information Officer commenced work.

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

•
The Board approved an annual bonus program for Mr. Bernstein commencing with the 2011 fiscal year and ending with the 2013 fiscal year. The annual bonus was equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus was calculated on the Company’s audited GAAP financial statements.  B. Bernstein is entitled to a monthly automobile allowance of $1,000.

•	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

•	The following table summarizes information about stock options as of March 31, 2014:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	45,000
$0.62	500,000	6 years	500,000
$0.17	500,000	9 years	500,000
$0.80	550,000	10 years	550,000
$0.25	180,000	10 years	120,000
$0.35	100,000	10 years	33,333
$0.30	50,000	10 years	16,667
$0.45	25,000	10 years	8,333
$0.75	25,000	10 years	-
$0.82	10,000	10 years	-
$0.55	20,000	10 years	-
	3,610,000		3,378,333

•	The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

Exercise price	$.17 to $1.25
Term	10 years
Volatility	0.37 to 2.50
Dividends	0%
Discount rate	0.02% to 4.75%

•	The fair value amounts recorded for these options in the statements of operations was $231,000 and $2,226 for the three months ended March 31, 2014 and 2013, respectively.

9. WARRANTS:

We have outstanding warrants to purchase 1,342,500 shares of the Company’s common stock, which warrants were due to expire on January 31, 2014 but were extended by the Company through January 31, 2018. These warrants are now exercisable at $1.10 per share. The following information was input into BSM to compute a per warrant price of $.104:

Exercise price	$1.10
Term	4 years
Volatility	37%
Dividends	0%
Discount rate	.09%

For the three months ended March 31, 2014 and 2013, the Company recorded compensation expense of $2,800 and $1,916 respectively, related to the issuance of these warrants.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of March 31, 2014:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	4 years	1,342,500
$1.00	2,000,004	7 years	2,000,004

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Non-cash financing and investing activities consisted of the following:

For the three months ending March 31, 2014
None

For the three months ending March 31, 2013

None

11.  INCOME TAXES:

As of March 31, 2014, the Company had approximately $4.3 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2014 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

12. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, and Boca Raton, FL. All lease agreements are with unrelated parties.

The Company has two Charlotte leases for adjoining space that expire May 31, 2014.  The monthly rent for the combined space is approximately $2,340.

On August 1, 2013, FlexShopper entered into a 39 month lease for office space in Boca Raton, FL to accommodate the FlexShopper business and its additional employees. The monthly rent was approximately $6,800. This lease agreement was amended in January 2014 to reflect a 63 month term for a larger suite in an adjoining building. Upon commencement the monthly base rent including operating expenses for the first year will be approximately $15,800 with annual three percent increases throughout the lease term.

Anchor had a lease for office space in Medley, FL, which was to expire on May 12, 2014. Anchor terminated this lease in 2013 and forfeited its security deposit.

The rental expense for the three months ended March 31, 2014 and 2013 was approximately $34,000 and $14,341, respectively. As of March 31, 2014, the future annual minimum lease payments are approximately as follows:

2015	$88,300
2016	117,600
2017	122,000
2018	126,000
2019	129,600
Thereafter	77,200
$660,700

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

13. SUBSEQUENT EVENTS

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor will sell to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets will equal (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”).  The sale of the Anchor Assets will take place in a series of closings that will take place through May 15, 2014.  In connection with each closing, Anchor shall use the proceeds thereof to pay to Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank entered into as of November 30, 2011 (the “Rediscount Facility Agreement”).  In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) shall be paid and satisfied in full and such agreement shall be terminated and have no further force and effect.

The Company is currently seeking to raise up to $8 million through the sale of its restricted Common Stock. As of May 8, 2014, the Company has received gross proceeds of $1,265,000 from the sale of 2,300,000 shares of Common Stock. Pursuant to the terms of the private placement offering, George Rubin and Morry F. Rubin, officers, directors and/or founders of the Company, have completed the funding of their $500,000 loans to the Company (which loans are described in Note 5) and have converted these loans into shares of the Company’s Common Stock at the same offering price per share as that paid by investors in the offering. An aggregate of 1,818,182 shares of the Company’s Common Stock were issued to the Rubins from the conversion of the principal of their notes plus any accrued interest.

In connection with the offering, the Company obtained lock-up agreements from George Rubin, Morry F. Rubin, Rubin Trusts, Brad Bernstein and his wife and a principal stockholder agreeing not to sell, transfer, assign, gift, pledge or hypothecate their securities of the Company for a period of time commencing with the date hereof and ending on September 1, 2015. The foregoing shall not apply to transactions where the purchaser, transferee, assignee, donee or pledgee agree to be bound by the provisions of this lock-up agreement or in the event that control of the Company is sold pursuant to a transaction approved by the board of the Company or pursuant to a stock tender offer accepted by a majority of shareholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2013. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2013 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

The results of operations below principally reflect the operations of FlexShopper, LLC which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers.  The Company began generating revenues from this new line of business in December 2013.   Management   believes   that the introduction of FlexShopper's Lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces.    FlexShopper  and  its online  LTO  platforms  provide  consumers the ability  to acquire  durable  goods,   including  electronics,   computers  and  furniture on  an  affordable  payment  lease  basis. Concurrently,  e-tailers  and  retailers  that  work  with  FlexShopper  may  increase   their  sales  by   utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include 1) serving as the financial and technology partner for durable goods retailers and etailers 2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods and 3) utilizing FlexShopper’s soon-to be-released, patent pending LTO payment method at check out on e-commerce sites.

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor will sell to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets will equal (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”).  The sale of the Anchor Assets will take place in a series of closings that will take place through May 15, 2014.  In connection with each closing, Anchor shall use the proceeds thereof to pay to Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank entered into as of November 30, 2011 (the “Rediscount Facility Agreement”).  In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) shall be paid and satisfied in full and such agreement shall be terminated and have no further force and effect.

The consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2014 reflect the historical operations of Anchor as discontinued operations. The 2014 consolidated balance sheet contains amounts attributable to Anchor and are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.  (See Footnote 3)

Our principal operations are located in Boca Raton, Florida, which includes our sales and marketing functions. We also maintain an office in Charlotte, North Carolina.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of FlexShopper, Inc. and, its wholly owned subsidiary FlexShopper, LLC .  The company’s wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”) is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three months ended March 31, 2014 and March 31, 2013.

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

The Lease Purchase Transaction -The lease purchase transaction is a flexible alternative for consumers to obtain use and enjoyment of brand name merchandise with no long-term obligation. Key features of the lease purchase transaction in our program include:

Brand name merchandise. We offer the ability to acquire on line or in participating retailers well-known brands of home electronics, appliances, computers and/or tablets; and furniture.

Convenient payment drafting. We charge our customers’ bank account or debit card primarily on a weekly basis and will accommodate bi-weekly requests.  Lease payments are generally made in advance and, together with applicable fees, constitute our primary revenue source.

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer has completed the payments required in the lease purchase agreement generally 52 weeks or exercises the 90 day same as cash early purchase option.

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash plus a nominal fee option or through payments of all required lease payments for ownership in accordance with the lease agreement. Lease revenues  are recognized  in the month they are due on the accrual  basis of accounting. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the month due. Our revenue recognition accounting policy matches the lease revenue  with the corresponding costs, mainly depreciation, associated with the leased merchandise.

Lease Merchandise – Lease merchandise is carried at cost, net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months. If a customer does not make payments the remaining book value of the lease merchandise associated with the delinquent accounts is generally charged off to expense on or before the 90th day following the time the account became past due. Depreciation of lease merchandise is included in the cost of lease revenues in the statement of operations.

Intangible Assets - Intangible assets, primarily patent costs, are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Cost of Merchandise Sold – Cost of merchandise sold represents the net book value of lease merchandise at the time of sale.

General and Administrative Expenses – General and Administrative expenses include all corporate overhead expenses related to our headquarters such as salaries, payroll taxes and benefits, stock based compensation, occupancy, administrative and other expenses.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately $35,000 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

Also  when  there  is  a  year-to-date  loss  from  operations,  potential  common  shares  are  not included  in  the computation of diluted earnings per share, since they have an anti-dilutive effect.  For the three months ending March 31, 2014 there was a loss from operations.

	2014			2013
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount
Three Months Ended March 31,
Basic EPS	$(946,729)	21,148,862	$(0.04)	$52,916	18,634,369	$ −
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,057,148	−
Diluted EPS	$(946,729)	21,148,862	$ (0.04)	$52,916	20,691,517	$ −

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

See Note 8 to our financial statements for the impact on the operating results for the three months ended March 31, 2014 and 2013.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the three months ended March 31, 2014 and 2013, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

The following table details the operating results from continuing operations for the three months ended March 31, 2014.

Revenues	$103,921
Cost of sales	51,531
Gross profit	52,390
Operating expenses	(1,253,765)
Loss from continuing operations before income taxes	(1,201,375)
Income tax (provision) benefit:	-
Net loss from continuing operations	$(1,201,375)

Lease revenues for the three months ended March 31, 2014 were $103,921. FlexShopper began originating leases in late December 2013 and therefore had no revenues for the three months ended March 31, 2013. The company originated 765 leases in the three months ended March 31, 2014, its first quarter of meaningful operations.

Cost of sales for the three months ended March 31, 2014 was comprised of depreciation expense on lease merchandise of $48,126 and the net book value of merchandise sold during the three months ended March 31, 2014. FlexShopper had no operations in the three months ended March 31, 2013.

Operating expenses for the three months ended March 31, 2014 were $1,253,765.    Key operating expenses for the three months ended March 31, 2014 included the following:

Payroll, benefits and contract labor	$621,948
Legal and professional fees	171,165
Stock compensation expense	233,800
Advertising	34,874
Total	$1,061,787

The Company had a net loss from continuing operations of $1,201,375 for the three months ended March 31, 2014. The net loss is the result of operating expenses associated with starting and operating the new FlexShopper business.

Sale of Anchor

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor agreed to sell to the Bank substantially all of its assets consisting primarily of its factoring portfolio.

Plan of Operation

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

For each sales channel FlexShopper has a marketing strategy that includes but is not limited to the following:

Online LTO Marketplace targeting consumers:
·	Direct mail
·	Search engine optimization; pay-per click
·	Online affiliate networks
·	Radio and television campaigns

Patent pending LTO Payment Method targeting durable goods e-tailers:
·	Direct to e-tailers of durable goods
·	Partnerships with e-commerce payment aggregators

Technology and LTO Funding Source targeting durable goods retailers:
·	Telemarketing to independent, regional and national retailers
·	Outside sales representatives canvassing key metropolitan markets and soliciting independent regional and national retailers

Management is anticipating a rapid development of our FlexShopper business over the next two years as we are able to penetrate each of our sales channels. To support our anticipated growth, the Company will need the availability of substantial capital resources on terms satisfactory to the Company. As of the filing date of this Form 10-Q, the Company has completed or is seeking to complete the following transactions, each of which has provided or is expected to provide immediate liquidity and cash resources to the Company.

1.
A private placement offering of up to $8 million through the sale of its restricted Common Stock. Pursuant to the terms of the Offering, the Company has the right to increase the maximum offering to $9.6 million.

2.	The sale of certain assets of Anchor Funding Services through an Asset Purchase Agreement.

3.
The receipt of $1 million in funding from George Rubin and Morry F. Rubin through the funding of promissory notes in like principal amount and the conversion of these notes into shares of the Company’s Common Stock at $.55 per share.

It is expected that the funds derived from the sale of the Company’s Common Stock in the transactions described above and from the sale of Anchor’s factoring operations will provide substantial liquidity and capital resources for the Company to purchase durable goods pursuant to lease-to-own transactions and to support the Company’s current general working capital needs. However, as the FlexShopper business grows, the Company will need to obtain additional financing from the sale of its equity or debt securities to support its growth over the next 12 – 15 months.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by continuing activities was $1,306,990 for the three months ended March 31, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.   Net cash provided by discontinued operations from our Anchor operations was $65,382, resulting in net cash used in operations of $1,241,608.

Net cash used by discontinued operations for the three months ended March 31, 2013 was $888,432 and was primarily due to increases in retained interest in purchased accounts receivable and increases in due from clients.

Cash Flows from Investing Activities

For the three months ended March 31, 2014 net cash used in investing activities was $39,982 used for the purchase of property and equipment.

For the three months ended March 31, 2013, net cash used in discontinued investing activities was $13,423 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,284,386 for the three months ended March 31, 2014, and was due to funds drawn on a promissory note with the CEO of the company from continuing operations and $1,134,386 of proceeds from a financial institution from discontinued operations.

Net cash provided by discontinued financing activities was $988,685 for the three months ended March 31, 2013, and was primarily due to proceeds from a financial institution.

Capital Resources

On March 19, 2014, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note is for $500,000 and earns interest (payable monthly) at 10% per annum. The Promissory Notes are to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth.

The Company is currently seeking to raise up to $8 million through the sale of its restricted Common Stock. As of May 8, 2014, the Company has received gross proceeds of $1,265,000 from the sale of 2,300,000 shares of Common Stock. Pursuant to the terms of the private placement offering, George Rubin and Morry F. Rubin, officers, directors and/or founders of the Company, have completed the funding of their $500,000 loans to the Company (which loans are described above) and have converted these loans into shares of the Company’s Common Stock at the same offering price per share as that paid by investors in the offering. An aggregate of 1,818,182 shares of the Company’s Common Stock were issued to the Rubins from the conversion of the principal of their notes plus any accrued interest.

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

We are not a party to any pending material legal proceedings except as described in Note 12 of the financial statements. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the three months ended March 31, 2014, there were no current developments involving the current legal proceeding.

As of March 31, 2014, Anchor was owed $175,000 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $1,450,000. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $1,153,000 of the Food Service Company’s accounts receivable through December 31, 2013, leaving a remaining balance of $503,500. Subsequent to September 30, 2013, Anchor was paid an additional $203,500; by Court Order, the final balance of $300,000 is to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	There were no sales of unregistered securities during the three months ended March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

    Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.        EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between Anchor and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between Anchor and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
10.29	Amendment to Employment Agreement of Morry F. Rubin (10)
10.30	Asset Purchase Agreement dated April 30, 2014 (12)
21.21	Subsidiaries of Registrant listing state of incorporation (4)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –First Quarter of 2014 Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest eventNovember 21, 2008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event- December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event-November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event -October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event -April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(9)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated October 16, 2013.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated April 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 14, 2014	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: May 14, 2014	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer