Form 10-Q
period 2014-06-30
FlexShopper, Inc.
filed 2014-08-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2014

Commission File Number: 0-52589

FLEXSHOPPER, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2700 N. Military Trail Suite 200 Boca Raton FL (Address of Principal Executive Offices)	33431 (Zip Code)

                  (561) 367-1504
(Registrant's telephone number)

                                                      10801 Johnston Road, Suite 210, Charlotte, NC 28226
(Former name or former address, if changed since last report)

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

As of June 30, 2014, the Company had a total of 29,692,683 shares of Common Stock outstanding, excluding 376,387 outstanding shares of Series 1 Preferred Stock convertible into 2,145,406 shares of Common Stock.

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

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FLEXSHOPPER, INC.
  CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	June 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash	$4,692,819	$960,032
Accounts receivable, net of allowance for doubtful accounts of $141,523 in 2014	19,394	119
Prepaid expenses	152,486	50,188
Lease merchandise, net	1,619,068	8,004
Assets of discontinued operations	140,412	5,363,728
Total current assets	6,624,179	6,382,071

PROPERTY AND EQUIPMENT, net	132,076	58,079

OTHER ASSETS:
Intangible assets – patent costs	30,760	30,760
Security deposits	57,253	9,485
	88,013	40,245

	$6,844,268	$6,480,395
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$389,357	$20,349
Accrued payroll and related taxes	117,000	68,140
Accrued expenses	116,644	3,693
Liabilities of discontinued operations	396,276	3,331,955
Total current liabilities	1,019,277	3,424,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY PREFERRED STOCK, net of issuance costs of
1,209,383	671,409	671,409
COMMON STOCK	2,970	2,115
ADDITIONAL PAID IN CAPITAL	12,935,865	8,548,162
ACCUMULATED DEFICIT	(7,785,253)	(6,165,428)
	5,824,991	3,056,258

	$6,844,268	$6,480,395

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended June 30,		(Unaudited) For the six months ended June 30,

	2014	2013	2014	2013
REVENUE:
LEASE REVENUE AND FEES	$689,329	$-	$793,250	$-

COST OF REVENUE:
COST OF LEASE REVENUE AND FEES	396,720	-	444,846	-
COST OF LEASE MERCHANDISE SOLD	107,145		110,550
	503,865	-	555,396	-

GROSS PROFIT	185,464	-	237,854	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,429,533	-	2,683,298	-

INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,244,069)	-	(2,445,444)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including income
from the sale of discontinued assets of $445,474 in 2014 ) (See note 3)	570,973	(15,196)	825,619	37,720

NET (LOSS) INCOME	$(673,096)	$(15,196)	$(1,619,825)	$37,720

BASIC EARNINGS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.05)	$-	$(0.11)	$-
INCOME FROM DISCOUNTINUED OPERATIONS	0.02		0.04
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.03)	$-	$(0.07)	$-

DILUTED EARNINGS PERCOMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.05)	$-	$(0.11)	$-
INCOME FROM DISCOUNTINUED OPERATIONS	0.02		0.04
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.03)	$-	$(0.07)	$-

WEIGHTED AVERAGE SHARES
Basic	24,676,348	18,634,369	22,912,605	18,634,369
Dilutive	24,676,348	20,739,580	22,912,605	20,710,206

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2014

	Preferred	Common	Additional	Accumulated
	Stock	Stock	Paid in Capital	Deficit	Total
Balance, December 31, 2013	$671,409	$2,115	$8,548,162	$(6,165,428)	$3,056,258

Provision for compensation expense related to issued stock options	-	-	234,500	-	234,500

Provision for compensation expense related to issued warrants	-	-	7,000	-	7,000

Sale of common stock, net of issuance costs	-	673	3,146,385	-	3,147,058

Conversion of shareholders loans to common stock	-	182	999,818	-	1,000,000

Net loss	-	-	-	(1,619,825)	(1,619,825)

Balance, June 30, 2014 (unaudited)	$671,409	$2,970	$12,935,865	$(7,785,253)	$5,824,991

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net (loss) income	$(1,619,825)	$37,720
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from discontinued operation	(825,619)	(37,720)
Depreciation and amortization	33,396	-
Depreciation of lease merchandise	341,846
Impairment of lease merchandise	103,000
Compensation expense related to issuance of stock options	234,500	-
Compensation expense related to issuance of warrants	7,000	-
Allowance for uncollectible accounts	141,523	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(160,798)	-
(Increase) in prepaid expenses and other	(102,299)	-
(Increase) in lease merchandise	(2,055,910)	-
(Increase) in security deposits	(47,768)	-
Increase in accounts payable	369,008	-
Increase in accrued payroll and related taxes	48,860	-
Increase in accrued expenses	112,951	-
Net cash used by operating activities - continuing operations	(3,420,135)	-
Net cash provided (used) by operating activities - discontinued operations	6,072,337	(278,089)
Net cash provided by (used in) operating activities	2,652,202	(278,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107,393)	-
Net cash used in investing activities – continuing operations	(107,393)	-
Net cash used in investing activities- discontinued operations	-	(33,584)
Net cash used in investing activities	(107,393)	(33,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	1,000,000	-
Proceeds from sale of common stock	3,186,058	-
Payment of costs related to issuance of common stock	(39,000)	-
Net cash provided by financing operations – continuing operations	4,147,058	-
Net cash used by financing operations - discontinued operations	(2,959,080)	446,856
Net cash provided by financing activities	1,187,978	446,856

INCREASE IN CASH	3,732,787	135,183

CASH, beginning of period	960,032	610,439

CASH, end of period	$4,692,819	$745,622

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

           FLEXSHOPPER, INC.
Notes To Consolidated Financial Statements
For the Three and Six months ended June 30, 2014 and 2013

(Unaudited)

The Consolidated Balance Sheet as of June 30, 2014, the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013 and Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2014, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of June 30, 2014, results of operations for the three and six month periods ended June 30, 2014 and 2013 and cash flows for the six month periods ended June 30, 2014 and 2013, and are not necessarily indicative of the results to be expected for the full year.

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

FlexShopper is a North Carolina Limited Liability Company formed in June 2013 that provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers.  The Company has been generating revenues from this new line of business since December 2013. Management believes that the introduction of FlexShopper's lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces.    FlexShopper  and  its online  LTO  products  provide  consumers the ability  to acquire  durable  goods,   including  electronics,   computers  and  furniture on  an  affordable  payment,  lease  basis. Concurrently,  e-tailers  and  retailers  that  work  with  FlexShopper  may  increase   their  sales  by   utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. The Company  anticipates additional  expenses  of approximately  $450,000 per month or potentially  higher as FlexShopper  implements  its programs  and  continues to build an infrastructure  to support  its revenues and business objectives.  These expenses are funded by the sale of Anchor and a sale of the Company’s restricted stock. FlexShopper incurred a net loss from continuing operations of approximately $2,445,000 which is reflected in the statements of operations for the six months ended June 30, 2014.

Anchor is a North Carolina limited liability company. Anchor was formed for the purpose of providing factoring and back office services to businesses located throughout the United States of America.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on March 6, 2014 the Company signed a non-binding letter of intent with a financial institution to sell substantially all of the operating assets of its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”). The sale was finalized in May 2014 (See Note 3). The consolidated statements of operations for the three and six months ended June 30, 2014 and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 reflect the historical operations of Anchor as discontinued operations. The 2014 consolidated balance sheet contains amounts attributable to Anchor and are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to statement of operations items in these financial statements refers to results from continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of FlexShopper, Inc. and, its wholly owned subsidiary FlexShopper, LLC.  The company’s wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”) is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three and six months ended June 30, 2014 and 2013.

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

Brand name merchandise. We offer the ability to acquire on-line or in participating retailers well-known brands of home electronics, appliances, computers and/or tablets; and furniture.

Convenient payment drafting. We charge our customers’ bank account or debit card primarily on a weekly basis and will accommodate bi-weekly requests.  Lease payments together with applicable fees, constitute our primary revenue source.

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer has completed the payments required in the lease purchase agreement to own the merchandise, generally 52 weeks, or exercises the 90 day same as cash early purchase option. Under this option, if within 90 days of the lease the customer pays the cash price inclusive of a nominal processing fee, ownership transfers to the customer.

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly and bi-weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option or through payments of all required lease payments for ownership. Lease revenues  are recognized  in the month they are due on the accrual  basis of accounting. For  internal  management reporting purposes, lease revenues from sales and lease ownership agreements are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to their  due date. Our revenue recognition accounting policy matches the lease revenue  with the corresponding costs, mainly depreciation associated with the leased merchandise.

Lease Merchandise – Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months with no salvage value. When indicators of impairment exist the Company records an impairment reserve against the carrying value of the leased merchandise. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve.  The net leased merchandise balances consisted of the following as of June 30, 2014.

Leased merchandise – gross	$2,064,037
Accumulated depreciation	(341,969)
Impairment reserve	(103,000)
Leased merchandise – net	$1,619,068

Intangible Assets - Intangible assets, primarily patent costs, are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Cost of Lease Merchandise Sold – Cost of merchandise sold represents the net book value of rental merchandise at the time of sale.

General and Administrative Expenses – General and Administrative expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, administrative, bad debts and other expenses.

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were approximately  $153,200 and $188,200 for the three months and six months ended June 30, 2014. Prior year advertising costs are included in discontinued operations.

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

Also  when  there  is  a  year-to date loss from operations, potential common shares are not included in the computation of diluted earnings per share, since they have an anti-dilutive effect. For the three and six months ending June 30, 2014 there was a net loss. There was a net loss for the three months ended June 30, 2013.

	2014			2013
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount
Three Months Ended June 30,
Basic EPS	$(673,096)	24,676,348	$(0.03)	$(15,196)	18,634,369	$	−
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,105,211		−
Diluted EPS	$(673,096)	24,676,348	$(0.03)	$(15,196)	20,739,580	$	−

Six Months Ended June 30,
Basic EPS	$(1,619,825)	22,912,605	$(0.07)	$37,720	18,634,369	$	−
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,075,837		−
Diluted EPS	$(1,619,825)	22,912,605	$(0.07)	$37,720	20,710,206	$	−

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

See Note 8 to our financial statements for the impact on the operating results for the three and six months ended June 30, 2014 and 2013.

Fair Value of Financial Instruments – The carrying value of cash equivalents, accounts payable and accrued liabilities and loan payable officer due to their short term nature approximate fair value.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the six months ended June 30, 2014 and 2013, the Company concluded that it had no material uncertain tax positions.

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

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. The Company has early adopted this update in the second quarter of 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact in the Company’s financial position, results of operations or cash flows.

3. DISCONTINUED OPERATIONS:

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”).  The sale of the Anchor Assets was made in a series of closings through June 16, 2014.  In connection with each closing, Anchor used the proceeds thereof to pay to Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank entered into as of November 30, 2011 (the “Rediscount Facility Agreement”).  In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated to have no further force and effect. Anchor recorded a gain of $445,474 on the sale of these assets for the six months ended June 30, 2014 which is included in income from discontinued operations.

 The assets, other assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations,” “Non-current assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying Balance Sheets at June 30, 2014 and December 31, 2013 and consist of the following:

	June 30, 2014	December 31, 2013
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$38,716	$4,966,338
Earned but uncollected fees	1,805	141,077
Due from client	99,891	256,313
	$140,412	$5,363,728

Liabilities of discontinued operations:
Accounts payable	$94,858	$26,966
Accrued expenses	3,694	51,719
Due to financial institution	281,861	3,240,942
Deferred revenue	15,863	12,328
	$396,276	$3,331,955

Major classes of income and expenses shown as income from discontinued operations in the Consolidated Statement of Operations are as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Finance revenues	$246,025	$703,602	$709,867	$1,306,209
Interest expense-financial institution	(38,732)	(108,032)	(109,346)	(210,413)
Provision for credit losses	25,768	(105,000)	24,904	(105,000)
Net finance revenues	233,061	490,570	625,425	990,796
Operating expenses	(107,562)	(497,271)	(245,280)	(940,418)
Gain on sale of discontinued assets	445,474	-	445,474	-
Depreciation	-	(8,495)	-	(12,658)
Net income (loss) from discontinued operations	$570,973	$(15,196)	$825,619	$37,720

4.  PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	Estimated
	Useful Lives	June 30, 2014	December 31, 2013
Furniture and fixtures	2-5 years	$99,982	$64,945
Computers and software	3-7 years	323,881	251,525
		423,863	316,470
Less: accumulated depreciation		(291,787)	(258,391)
		$132,076	$58,079

Depreciation expense was $18,408 and $8,495 for the quarters ended June 30, 2014 and 2013, respectively and $33,396 and $12,658 for the six months ended June 30, 2014 and 2013, respectively.

5.  LOANS PAYABLE SHAREHOLDERS:

On March 19, 2014 upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with CEO Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note is for $500,000 and earns interest (payable monthly) at 10% per annum. The Promissory Notes were to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth.  In June 2014 these loans were converted into shares of the Company’s Common Stock. (See Note 6).

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

Series 1 Convertible Preferred Stock was convertible into 5.1 shares of the Company’s Common Stock, subject to certain anti-dilution rights. As a result of the Common Stock offering described below and the sale of Common Stock to officers and/or directors as set forth under Note 7, each share of Series 1 Preferred Stock is currently convertible into 5.7 shares of the Company’s Common Stock. The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time.  Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock.

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

As of June 30, 2014 there were 376,387 shares of Series 1 Convertible Preferred Stock outstanding.

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

During the second quarter of 2014, the Company received net proceeds of $3,186,058 from the sale of 6,725,589 shares of its Common Stock under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended.  The foregoing excludes the issuance at the final closing date of seven year warrants to purchase 15% of the number of shares sold in the offering, which warrants are being issued to the placement agents. As of June 30, 2014, the placement agents have earned warrants to purchase 1,008,846 shares.

In addition, pursuant to the terms of the private placement offering, George Rubin and Morry F. Rubin, officers, directors and founders of the Company, each completed the funding of their $500,000 loan to the Company and converted these loans into shares of the Company’s Common Stock at the same offering price per share as that paid by investors in the offering. An aggregate of 1,818,182 shares of the Company’s Common Stock were issued to the Rubins from the conversion of the $1,000,000 total of their notes plus any accrued interest.

7. RELATED PARTY TRANSACTIONS:

Options granted to officers and directors.

On March 20, 2012, M. Rubin and B. Bernstein were each granted 10 year options to purchase 250,000 shares of common stock each for a total of 500,000 shares. These options were fully vested in 2013. See Note 8.

On March 24, 2014, B. Bernstein was granted 10 year options to purchase 250,000 shares of common stock. These options vested on the date of grant.

On March 19, 2014 upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with CEO Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note was for $500,000 and earned interest (payable monthly) at 10% per annum. The Promissory Notes were to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth. The Notes were converted into 1,818,182 shares of the Company’s Common Stock.

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

The following summarizes M. Rubin’s employment agreement and stock options:

●	The employment agreement with M. Rubin currently retains his services as Co-chairman and Chief Executive Officer through January 31, 2015.

●	On August 8, 2013, the Board agreed to modify M. Rubin’s employment agreement and approved an annual salary of $125,000. Previously, M. Rubin received an annual salary of $1.00. M. Rubin is eligible to receive periodic review of his base salary and annual bonuses as determined by the Company’s compensation committee. M. Rubin shall be entitled to a monthly automobile allowance of $1,500.

●	10-year options to purchase 650,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

The following summarizes B. Bernstein’s employment agreement and stock options:

●	The employment agreement with B. Bernstein currently retains his services as President through January 31, 2015.

●	An annual salary of $240,000. The Board may periodically review B. Bernstein’s base salary and may determine to increase (but not decrease) the base salary in accordance with such policies as the Company may hereafter adopt from time to time.

●	The Board approved an annual bonus program for Mr. Bernstein commencing with the 2011 fiscal year and ending with the 2013 fiscal year. The annual bonus was equal to 5% of annual net income provided net income is equal to or greater than $200,000. The bonus was calculated on the Company’s audited GAAP financial statements. For fiscal 2011, 2012 and 2013, B. Bernstein received a bonus of $14,486, $20,021 and $-0-, respectively. B. Bernstein is entitled to a monthly automobile allowance of $1,000.

●	10-year options to purchase 950,000 shares exercisable at $1.25 per share, pursuant to the Plan. All of the aforementioned options are fully vested.

●	The following table summarizes information about stock options as of June 30, 2014:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	45,000
$0.62	500,000	6 years	500,000
$0.17	500,000	9 years	500,000
$0.80	550,000	10 years	550,000
$0.25	120,000	10 years	120,000
$0.35	33,333	10 years	33,333
$0.30	50,000	10 years	16,667
$0.45	25,000	10 years	8,333
$0.75	55,000	10 years	-
$0.82	10,000	10 years	-
$0.90	30,000	10 years	-
$0.55	20,000	10 years	-
	3,543,333		3,378,333

•	The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

Exercise price	$.17 to $1.25
Term	10 years
Volatility	0.37 to 2.50
Dividends	0%
Discount rate	0.02% to 4.75%

•
The fair value amounts recorded for these options in the statements of operations was $3,500 and $2,226 for the three months ended June 30, 2014 and 2013, respectively and $234,500 and $47,373 for the six months ended June 30, 2014 and 2013, respectively.

9. WARRANTS:

The Company has outstanding warrants to purchase 1,342,500 shares of the Company’s common stock, which warrants were due to expire on January 31, 2014 but were extended by the Company through January 31, 2018. These warrants are now exercisable at $1.10 per share. The following information was input into BSM to compute a per warrant price of $.104:

Exercise price	$1.10
Term	4 years
Volatility	37%
Dividends	0%
Discount rate	.09%

For the three and six months ended June 30, 2014 and 2013, the Company recorded compensation expense of $4,200 and $1,916 and $7,000 and $1,916 respectively, related to the issuance of these warrants.

On December 7, 2009, the Company received gross proceeds of $500,002 from the sale of 500,002 shares of common stock and ten year warrants to purchase 2,000,004 shares of common stock exercisable at $1.00 per share. The Black Scholes option pricing model was used to compute the fair value of the warrants.

The following table summarizes information about stock warrants as of June 30, 2014:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	4 years	1,342,500
$1.00	2,000,004	7 years	2,000,004

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Non-cash financing and investing activities consisted of the following:

For the three and six months ending June 30, 2014

Conversion of shareholders’ loans to common stock   -   $1,000,000

For the three and six months ending June 30, 2013

None

11.  INCOME TAXES:

As of June 30, 2014, the Company had approximately $4.3 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2014 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

12. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company has lease agreements for office space in Charlotte, NC, and Boca Raton, FL. All lease agreements are with unrelated parties.

The Company has two Charlotte leases for adjoining space that expired May 31, 2014.  The monthly rent for the combined space is approximately $2,340. The Company renewed the leases for an additional year at the same terms.

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

The rental expense for the six months ended June 30, 2014 and 2013 was approximately $84,000 and $29,000, respectively.  The future minimum annual lease payments are approximately as follows:

2015	$132,300
2016	119,700
2017	123,400
2018	127,200
2019	130,900
Thereafter	11,200
$644,700

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

13. SUBSEQUENT EVENTS

In  July 2014, the Company received gross proceeds of $991,750 from the sale of 1,803,182 shares of the Company’s Common Stock. As of July 31, 2014, the offering has resulted in gross proceeds of $4,690,850 and the offering is ongoing with a maximum offering of $8,030,000, subject to the right to increase the offering at the placement agents’ discretion to a maximum of $9,625,000. Exemption from registration is claimed under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended.

On August 8, 2014, the Company closed its Charlotte office which performed certain accounting and merchant support functions and consolidated these operations into the Company’s Headquarters location in Boca Raton, Florida.

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

Executive Overview

The results of operations below principally reflect the operations of FlexShopper, LLC which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers.  The Company began generating revenues from this new line of business in December 2013.   Management   believes   that the introduction of FlexShopper's Lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces.    FlexShopper  and  its online  LTO  platforms  provide  consumers the ability  to acquire  durable  goods,   including  electronics,   computers  and  furniture on  an  affordable  payment,  lease  basis. Concurrently,  e-tailers  and  retailers  that  work  with  FlexShopper  may  increase   their  sales  by   utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include 1) serving as the financial and technology partner for durable goods retailers and etailers 2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods and 3) utilizing FlexShopper’s , patent pending LTO payment method at check out on e-commerce sites.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”).  The sale of the Anchor Assets was made in a series of closings through June 16, 2014.  In connection with each closing, Anchor used the proceeds thereof to pay to Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank entered into as of November 30, 2011 (the “Rediscount Facility Agreement”).  In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated to have no further force and effect.

The consolidated statements of operations for the three and six months ended June 30. 2014 and the consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 reflect the historical operations of Anchor as discontinued operations.. The 2014 consolidated balance sheet contains amounts attributable to Anchor and are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.  (See Note 3)

We have moved our principal executive operations to Boca Raton, Florida, which also includes our sales and marketing functions.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of FlexShopper, Inc. and, its wholly owned subsidiary FlexShopper, LLC .  The company’s wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”) is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three and six months ended June 30, 2014 and 2013.

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

Convenient payment drafting. We charge our customers’ bank account or debit card primarily on a weekly basis and will accommodate bi-weekly requests.  Lease payments, together with applicable fees, constitute our primary revenue source.

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer has completed the payments required in the lease purchase agreement, generally 52 weeks, or exercises the 90 day same as cash early purchase option. Under this option, if within 90 days of the lease the customer pays the cash price inclusive of a nominal processing fee, ownership transfers to the customer.

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash plus a nominal fee option or through payments of all required lease payments for ownership in accordance with the lease agreement. Lease revenues  are recognized  in the month they are due on the accrual  basis of accounting. For  internal  management reporting purposes, lease revenues from sales and lease ownership agreements are recognized as revenue in the month the cash is collected. On a monthly basis, we record an accrual for lease revenues due but not yet received, net of allowances, and a deferral of revenue for lease payments received prior to the period due. Our revenue recognition accounting policy matches the lease revenue  with the corresponding costs, mainly depreciation, associated with the leased merchandise.

Lease Merchandise – Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. When indicators of impairment exist the Company records an impairment reserve against the carrying value of the leased merchandise. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve. The net leased merchandise balances consisted of the following as of June 30, 2014.

Leased merchandise – gross	$2,064,037
Accumulated depreciation	(341,969)
Impairment reserve	(103,000)
Leased merchandise – net	$1,619,068

Intangible Assets - Intangible assets, primarily patent costs, are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Cost of Lease Merchandise Sold – Cost of merchandise sold represents the net book value of lease merchandise at the time of sale.

General and Administrative Expenses – General and Administrative expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, administrative, bad debts and other expenses.

Advertising Costs – The Company charges advertising costs to expense as incurred.  Total advertising costs were approximately  $153,200 and $188,200 for the three months and six months ended June 30, 2014. Prior year advertising costs are included in discontinued operations.

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

Also  when  there  is  a  year-to-date  loss  from  operations,  potential  common  shares  are  not included  in  the computation of diluted earnings per share, since they have an anti-dilutive effect.  For the three and six months ending June 30, 2014 there was a net loss. There was a net loss for the three months ended June 30, 2013.

	2014			2013
		(Denominator)			(Denominator)
		Weighted-	Per		Weighted-	Per
	(Numerator)	Average	Share	(Numerator)	Average	Share
	Net Loss	Shares	Amount	Net Income	Shares	Amount
Three Months Ended June 30,
Basic EPS	$(673,096)	24,676,348	$(0.03)	$(15,196)	18,634,369	$	−
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,105,211		−
Diluted EPS	$(673,096)	24,676,348	$ (0.03)	$(15,196)	20,739,580	$	−

Six Months Ended June 30,
Basic EPS	$(1,619,825)	22,912,605	$(0.07)	$37,720	18,634,369	$	−
Effect of Dilutive Securities – Options and
Convertible Preferred Stock	-	-	-	-	2,075,837		−
Diluted EPS	$(1,619,825)	22,912,605	$ (0.07)	$37,720	20,710,206	$	−

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

See Note 8 to our financial statements for the impact on the operating results for the three and six months ended June 30, 2014 and 2013.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation.   For the six months ended June 30, 2014 and 2013, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense.  Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Results of Operations

FlexShopper did not have continuing operations for the three and six months ended June 30, 2013.

The following table details the operating results from continuing operations for the three and six months ended June 30, 2014.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Revenues	$689,329	$793,250
Cost of sales	503,865	555,396
Gross profit	185,464	237,854
Operating expenses	(1,429,533)	(2,683,298)
Loss from continuing operations before income taxes	(1,244,069)	(2,455,444)
Income tax (provision) benefit	-	-
Net loss from continuing operations	$(1,244,069)	$(2,455,444)

Lease revenues for the three and six months ended June 30, 2014 were $689,329 and $793,250. FlexShopper began originating leases in late December 2013 and therefore had no revenues for the three and six months ended June 30, 2013. The Company originated 2,097 and 2,862 leases in the three and six months ended June 30, 2014, its first periods of meaningful operations.

Cost of sales for the three and six months ended June 30, 2014 was comprised of depreciation expense on lease merchandise of $293,720 and $341,846 respectively, the net book value of merchandise sold of $107,145 and $110,550 respectively and a reserve for inventory impairment of $103,000 for both periods. FlexShopper had no continuing operations for the three and six months ended June 30, 2014.

Operating expenses for the three and six months ended June 30, 2014 were $1,429,533 and $2,683,298 respectively.    Key operating expenses for the three and six months ended June 30, 2014 included the following:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Payroll, benefits and contract labor	$760,001	$1,381,949
Legal and professional fees	71,739	242,904
Stock compensation expense	7,700	241,500
Bad debts	141,523	141,523
Advertising	153,305	188,179
Total	$1,134,268	$2,196,055

The Company had a net loss from continuing operations of $1,244,069 and $2,445,444 for the three and six months ended June 30, 2014. The net loss is the result of operating expenses associated with starting and operating the new FlexShopper business.

Sale of Anchor

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor agreed to sell to the Bank substantially all of its assets consisting primarily of its factoring portfolio. The sale of the Anchor Assets was made in a series of closings through June 16, 2014.

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

1.
A private placement offering of up to an estimated $8 million through the sale of its restricted Common Stock. Pursuant to the terms of the Offering, the Company has the right to increase the maximum offering to an estimated $9.6 million. A total of $4,690,850 was raised through July 31, 2014.

2.	The sale of certain assets of Anchor Funding Services through an Asset Purchase Agreement. This transaction was completed in a series of closings through June 16, 2014.

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

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by continuing activities was $3,420,135 for the six months ended June 30, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.   Net cash provided by discontinued operations from our Anchor operations was $6,072,337, resulting in net cash provided by operations of $2,652,202.

Net cash used by discontinued operations for the six months ended June 30, 2013 was $278,089 and was primarily due to net income for the period, an increase in the allowance for uncollectible accounts, and increases in purchased accounts receivable and due from client.

Cash Flows from Investing Activities

For the six months ended June 30, 2014 net cash used in investing activities was $107,393 used for the purchase of property and equipment.

For the six months ended June 30, 2013, net cash used in discontinued investing activities was $33,584 for the purchase of property and equipment and patent filings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,187,978 for the six months ended June 30, 2014, and was primarily due to a $1,000,000 promissory note with the certain shareholders, proceeds from the issuance of the Company’s common stock of $3,186,058 from continuing operations offset by $2,959,080 of cash used by financing activities of discontinued operations.

Net cash provided by discontinued financing activities was $446,856 for the six months ended June 30, 2013, and was primarily due to proceeds from a financial institution.

Capital Resources

On March 19, 2014 upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with CEO Morry Rubin and the other with a major shareholder and Director of the company. Each demand Promissory Note was for $500,000 and earned interest (payable monthly) at 10% per annum. The Promissory Notes were to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth. The Notes were converted into 1,818,182 shares of the Company’s Common Stock.

During the second quarter of 2014, the Company received net proceeds of $3,186,058 from the sale of 6,725,639 shares of its Common Stock under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended.

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

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC.  Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the six months ended June 30, 2014, there were no current developments involving the current legal proceeding.

As of June 30, 2014, Anchor was owed $100,000 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $1,450,000. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $1,153,000 of the Food Service Company’s accounts receivable through December 31, 2013, leaving a remaining balance of $503,500.  Anchor was paid an additional $203,500 in the last quarter of 2013 and by Court Order, the final balance of $300,000 was to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013. As of June 30, 2014, the Food Service Company was current with the payments.

Item 1A.	RISK FACTORS:

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A. See the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	The following sales of unregistered securities took place during the three months ended June 30, 2014.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

May 2014	Common Stock	4,657,456	$2,199,312	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

June 2014	Common Stock	2,068,133	$986,745	Accredited Investors	Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.                  MINE SAFETY DISCLOSURES.

Not applicable.
ITEM 5.	OTHER INFORMATION:

Not applicable.

ITEM 6.                  EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)

10.16	Asset Purchase Agreement between Anchor and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between Anchor and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28	Form of Validity Warranty to TAB Bank (8)
10.29	Amendment to Employment Agreement of Morry F. Rubin (10)
10.30	Asset Purchase Agreement dated April 30, 2014 (12)
21.21	Subsidiaries of Registrant listing state of incorporation *
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –Second Quarter of 2014 Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1) Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 22008).
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

FLEXSHOPPER, INC.

Date: August 14, 2014	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer