Form 10-Q
period 2014-09-30
FlexShopper, Inc.
filed 2014-11-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2014

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

As of September 30, 2014, the Company had a total of 34,769,866 shares of Common Stock outstanding, excluding 342,219 outstanding shares of Series 1 Preferred Stock convertible into 1,950,648 shares of Common Stock.

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

2

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash	$4,499,914	$960,032
Accounts receivable, net of allowance for doubtful accounts of $593,180 in 2014	25,641	119
Prepaid expenses	156,929	50,188
Lease merchandise, net	2,572,850	8,004
Assets of discontinued operations	30,448	5,363,728
Total current assets	7,285,782	6,382,071

PROPERTY AND EQUIPMENT, net	164,828	58,079

OTHER ASSETS:
Intangible assets – patent costs	30,760	30,760
Security deposits	57,253	9,485
	88,013	40,245

	$7,538,623	$6,480,395
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$164,938	$20,349
Accrued payroll and related taxes	169,194	68,140
Accrued expenses	127,481	3,693
Liabilities of discontinued operations	140,508	3,331,955
Total current liabilities	602,121	3,424,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY PREFERRED STOCK, net of issuance costs of
$1,209,383	610,459	671,409
COMMON STOCK	3,477	2,115
ADDITIONAL PAID IN CAPITAL	15,335,324	8,548,162
ACCUMULATED DEFICIT	(9,012,758)	(6,165,428)
	6,936,502	3,056,258

	$7,538,623	$6,480,395

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended September 30,		(Unaudited) For the nine months ended September 30,
	2014	2013	2014	2013
REVENUE:
LEASE REVENUE AND FEES	$1,346,552	$-	$2,015,628	$-
LEASE MERCHANDISE SOLD	266,988		391,162
	1,613,540		2,406,790

COST OF REVENUE:
COST OF LEASE REVENUE AND FEES	874,863	-	1,319,709	-
COST OF LEASE MERCHANDISE SOLD	222,120		332,670
	1,096,983	-	1,652,379	-

GROSS PROFIT	516,557	-	754,411	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,881,180	-	4,564,478	-

INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,364,623)	-	(3,810,067)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (including income from the sale of discontinued assets of
$445,474 in 2014 ) (See note 3)	137,118	(265,173)	962,737	(227,453)

NET (LOSS)	$(1,227,505)	$(265,173)	$(2,847,330)	$(227,453)

BASIC (LOSS) EARNINGS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.04)	$-	$(0.15)	$-
INCOME FROM DISCOUNTINUED OPERATIONS	0.00		0.04
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.04)	$-	$(0.11)	$-

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(0.04)	$-	$(0.15)	$-
INCOME FROM DISCOUNTINUED OPERATIONS	0.00		0.04
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(0.04)	$-	$(0.11)	$-

WEIGHTED AVERAGE SHARES
Basic	32,128,770	18,634,369	25,994,442	18,634,369
Dilutive	32,128,770	18,634,369	25,994,442	18,634,369

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the nine months ended September 30, 2014 (unaudited)

					Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	376,387	$671,409	21,148,862	$2,115	$8,548,162	$(6,165,428)	$3,056,258
Provision for compensation expense related to issued stock options	-	-	-	-	271,700	-	271,700
Provision for compensation expense related to issued warrants	-	-	-	-	11,200	-	11,200
Exercise of stock options	-	-	33,333	3	11,634	-	11,637
Sale of common stock, net of issuance costs of $39,000	-	-	11,574,731	1,158	5,431,879	-	5,433,037
Conversion of officers loans to common stock	-	-	1,818,182	182	999,818	-	1,000,000
Conversion of preferred shares to common stock	(34,168)	(60,950)	194,758	19	60,931	-	-
Net loss	-	-	-	-	-	(2,847,330)	(2,847,330)
Balance, September 30, 2014	342,219	$610,459	34,769,866	$3,477	$15,335,324	$(9,012,758)	$6,936,502

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net loss	$(2,847,330)	$(227,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operation	(962,737)	227,453
Depreciation and amortization	42,124	-
Depreciation of lease merchandise	1,019,709
Impairment of lease merchandise	300,000
Compensation expense related to issuance of stock options	271,700	-
Compensation expense related to issuance of warrants	11,200	-
Provision for uncollectible accounts	593,180	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(618,702)	-
(Increase) in prepaid expenses and other	(106,742)	-
(Increase) in lease merchandise	(3,884,555)	-
(Increase) in security deposits	(47,768)	-
Increase in accounts payable	144,589	-
Increase in accrued payroll and related taxes	101,053	-
Increase in accrued expenses	123,788	-
Net cash used in operating activities - continuing operations	(5,860,491)	-
Net cash provided) by operating activities - discontinued operations	6,306,171	2,018,294
Net cash provided by operating activities	445,680	2,018,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148,873)	-
Net cash used in investing activities – continuing operations	(148,873)	-
Net cash used in investing activities- discontinued operations	-	(83,393)
Net cash used in investing activities	(148,873)	(83,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	1,000,000	-
Proceeds from exercise of stock options	11,667
Proceeds from sale of common stock	5,472,008	-
Payment of costs related to issuance of common stock	(39,000)	-
Net cash provided by financing operations – continuing operations	6,444,675	-
Net cash used in financing operations - discontinued operations	(3,201,600)	(1,283,879)
Net cash provided by (used in) financing activities	3,243,075	(1,283,879)

INCREASE IN CASH	3,539,882	651,022

CASH, beginning of period	960,032	610,439

CASH, end of period	$4,499,914	$1,261,461

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Three and Nine months ended September 30, 2014 and 2013

(Unaudited)

The Consolidated Balance Sheet as of September 30, 2014, the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013 and Consolidated Statement of Changes In Stockholders’ Equity for the nine months ended September 30, 2014, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 have been prepared by us without audit. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly in all material respects our financial position as of September 30, 2014, results of operations for the three and nine month periods ended September 30, 2014 and 2013 and cash flows for the nine month periods ended September 30, 2014 and 2013, and are not necessarily indicative of the results to be expected for the full year.

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

FlexShopper is a North Carolina Limited Liability Company formed in September 2013 that provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers. The Company has been generating revenues from this new line of business since December 2013. Management believes that the introduction of FlexShopper's lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO products provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently, the Company entered into an agreement with a financial institution to sell substantially all of the operating assets of its wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”) which provided accounts receivable funding to business located throughout the United States. The sale was finalized in June 2014 (See Note 3). The consolidated statements of operations for the three and nine months ended September 30, 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 reflect the historical operations of Anchor as discontinued operations. The 2014 consolidated balance sheet contains amounts attributable to Anchor which are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to statement of operations items in these financial statements refers to results from continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of FlexShopper, Inc. and, its wholly owned subsidiary FlexShopper, LLC. The company’s wholly owned subsidiary, Anchor Funding Services, LLC (“Anchor”) is reflected in the consolidated statements of operations and the consolidated statements of cash flows as discontinued operations for the three and nine months ended September 30, 2014 and 2013.

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

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer has completed the payments required in the lease purchase agreement to own the merchandise, generally 52 weeks, or exercises the 90 day same as cash early purchase option. Under this option, if within 90 days of the lease the customer pays the cash price inclusive of a nominal processing fee, ownership transfers to the customer. After 90 days, the customer may also choose an early payment option to acquire ownership which would be less expensive than making 52 weekly payments.

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly and bi-weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option or through payments of all required lease payments for ownership. Lease revenues are recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales, such fees amounted to approximately $15,000 and $22,000 for the three and nine month period ended September 30, 2014, respectively. Revenue for lease payments received prior to their due date is deferred. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation associated with the leased merchandise.

Lease Merchandise – Until all payment obligations are satisfied under the agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months with no salvage value. When indicators of impairment exist the Company records an impairment reserve against the carrying value of the leased merchandise with a corresponding charge to cost of lease revenue. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve. The net leased merchandise balances consisted of the following as of September 30, 2014.

Lease merchandise – at cost	$3,892,682
Accumulated depreciation	(1,019,832)
Impairment reserve	(300,000)
Lease merchandise – net	$2,572,850

Intangible Assets - Patent costs, are stated at cost less any accumulated amortization and any provision for impairment. Patent costs are amortized by using the straight line method over the shorter of their legal (20 years) or useful lives from the time they are first available for use.

Cost of Lease Merchandise Sold – Cost of merchandise sold represents the net book value of rental merchandise at the time of sale.

General and Administrative Expenses – General and Administrative expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, administrative, provision for doubtful accounts, advertising and other expenses.

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were approximately $228,100 and $416,300 for the three months and nine months ended September 30, 2014. Prior year advertising costs are included in discontinued operations.

Per Share Data (EPS) – Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period.  Dilutive earnings per share include the potential impact of dilutive securities, such as convertible preferred stock, stock options and stock warrants.  The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.

Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  Also when there is a loss from continuing operations, potential common shares are not included in the computation of diluted loss per share, since they have an anti-dilutive effect.

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Convertible preferred stock	2,090,954	1,919,573	2,163,623	1,919,573
Options	3,650,121	2,992,692	3,461,284	2,891,783
Warrants	3,342,504	3,342,504	3,342,504	3,342,504
	9,083,579	8,254,769	8,967,411	8,153,860

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

See Note 8 to our financial statements for the impact on the operating results for the three and nine months ended September 30, 2014 and 2013.

Fair Value of Financial Instruments – The carrying value of cash equivalents, accounts payable and accrued liabilities due to their short term nature approximate fair value.

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

The primary differences between financial statement and taxable income for the Company are as follows:

•                                      Expense related to the issuance of equity instruments

•                                      Use of the reserve method of accounting for bad debts

•                                      Net operating loss carryforwards.

The deferred tax asset represents the future tax return consequences of utilizing these items. Deferred tax assets are reduced by a valuation reserve, when management cannot conclude that it is more likely than not that if the net deferred tax assets will ever be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken. For the nine months ended September 30, 2014 and 2013, the Company concluded that it had no material uncertain tax positions.

The Company classifies interest accrued on unrecognized tax benefits with interest expense. Penalties accrued on unrecognized tax benefits are classified with operating expenses.

Recent Accounting Pronouncements –

The FASB amended the Comprehensive Income topic of the ASC in February 2013 with ASU No. 2013-02. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance became effective for the Company in the first quarter of fiscal year 2014. This amendment did not have any effect on the Company’s financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 with early adoption permitted. The Company has early adopted this update in the second quarter of 2014.

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

3. DISCONTINUED OPERATIONS:

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $183,443 for the three and nine months ended September 30, 2014. The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated to have no further force and effect. Anchor recorded a gain of $445,474 on the sale of these assets for the nine months ended September 30, 2014 which is included in income from discontinued operations. Such gain excludes the contingent Earnout Payments which are being recorded as income when earned.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying Balance Sheets at September 30, 2014 and December 31, 2013 and consist of the following:

	September 30, 2014	December 31, 2013
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$8,150	$4,966,338
Earned but uncollected fees	-	141,077
Due from client	22,298	256,313
	$30,448	$5,363,728

Liabilities of discontinued operations:
Accounts payable	$62,015	$26,966
Accrued expenses	39,151	51,719
Due to financial institution	39,342	3,240,942
Deferred revenue	-	12,328
	$140,508	$3,331,955

Major classes of income and expenses shown as income from discontinued operations in the Consolidated Statement of Operations are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Finance revenues	$25,490	$546,872	$735,357	$1,853,081
Interest expense-financial institution	(532)	(87,656)	(109,878)	(298,069)
Benefit (Provision) for credit losses	-	45,675	24,904	(59,325)
Net finance revenues	24,958	504,891	650,383	1,495,687
Operating expenses	(196,056)	(770,064)	(441,336)	(1,723,140)
Commissions on sale and other income	308,216	-	308,216	-
Gain on sale of discontinued assets	-	-	445,474	-
Net income (loss) from discontinued operations	$137,118	$(265,173)	$962,737	$(227,453)

4. PROPERTY AND EQUIPMENT:

Property and equipment consisted of the following:

	Estimated
	Useful Lives	September 30, 2014	December 31, 2013
Furniture and fixtures	2-5 years	$99,982	$64,945
Computers and software	3-7 years	365,361	251,525
		465,343	316,470
Less: accumulated depreciation		(300,515)	(258,391)
		$164,828	$58,079

Depreciation expense was $23,717 and $7,023 for the quarters ended September 30, 2014 and 2013, respectively and $42,125 and $19,681 for the nine months ended September 30, 2014 and 2013, respectively.

5. LOANS PAYABLE SHAREHOLDERS:

On March 19, 2014 upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with CEO Morry Rubin and the other with a major shareholder and Director of the Company. Each demand Promissory Note was for $500,000 and earned interest (payable monthly) at 10% per annum. The Promissory Notes were to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth. In May 2014 these loans were converted into shares of the Company’s Common Stock at a price of $0.55 per share. (See Note 6).

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

Series 1 Convertible Preferred Stock was convertible into 5.1 shares of the Company’s Common Stock, subject to certain anti-dilution rights. As a result of the Common Stock offering described below and the sale of Common Stock to officers and/or directors as set forth under Note 7, each share of Series 1 Preferred Stock is currently convertible into 5.8 shares of the Company’s Common Stock. The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time. Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock.

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

During the nine months ended September 30, 2014, 34,168 preferred shares were converted into 194,758 common shares. As of September 30, 2014 there were 342,219 shares of Series 1 Convertible Preferred Stock outstanding.

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

From May through October 2014, the Company received gross proceeds of $6,501,101 from the sale of 11,820,187 shares offered through three co-placement agents in a private placement offering at an offering price of $.55 per share. During the second and third quarters of 2014, the Company received net proceeds from this offering of $5,472,008 from the sale of 11,574,730 shares of its Common Stock under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended. The foregoing excludes the issuance at the final closing date of October 9, 2014 of seven year warrants to purchase 15% of the number of shares sold in the offering, which warrants were issued to the placement agents. As of September 30, 2014, the placement agents have earned warrants to purchase 1,766,209 shares. The forgoing does not include warrants to purchase 6,818 warrants which were earned at the final closing on October 9, 2014, bringing the total number of placement agent warrants to 1,773,027, each at an exercise price of $.55 per share.

In addition, pursuant to the terms of the private placement offering, George Rubin and Morry F. Rubin, officers, directors and founders of the Company, each completed the funding of their $500,000 loan to the Company and converted these loans into shares of the Company’s Common Stock at the same offering price per share as that paid by investors in the offering. An aggregate of 1,818,182 shares of the Company’s Common Stock were issued to the Rubins from the conversion of their notes totaling $1,000,000.

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

On July 25, 2014, a new Director of the Company was granted 10 year options to purchase 180,000 shares of common stock. These options vest one third annually commencing at the date of grant.

See the last paragraph of Note 6.

8. STOCK OPTIONS

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

Activity in stock options for the nine months ended September 30, 2014 is:

Outstanding at January 1, 2014	3,015,000
Granted	871,000
Canceled	(146,667)
Exercised	(33,333)
Outstanding at September 30, 2014	3,706,000

The following table summarizes information about outstanding stock options as of September 30, 2014:

Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.25	1,605,000	4 years	1,605,000
$1.00	45,000	6 years	45,000
$0.62	500,000	6 years	500,000
$0.17	500,000	9 years	500,000
$0.80	550,000	10 years	550,000
$0.25	120,000	10 years	120,000
$0.30	50,000	10 years	16,667
$0.45	25,000	10 years	8,333
$0.75	55,000	10 years	-
$0.83	25,000	10 years	-
$0.90	30,000	10 years	7,500
$0.89	180,000	10 years	60,000
$0.79	1,000	10 years	333
$0.55	20,000	10 years	-
	3,706,000		3,412,833

•	The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

2014
Exercise price	$0.75 to $0.90
Term	10 years
Volatility	0.37
Dividends	0%
Discount rate	2.43% to 2.70%

•	The fair value amounts recorded for these options in the statements of operations was $37,200 and $7,250 for the three months ended September 30, 2014 and 2013, respectively and $271,700 and $54,623 for the nine months ended September 30, 2014 and 2013, respectively.

9. WARRANTS:

The Company has outstanding warrants to one of its placement agents to purchase 1,342,500 shares of the Company’s common stock, which warrants were due to expire on January 31, 2014 but were extended by the Company through January 31, 2018. These warrants are now exercisable at $1.10 per share. The following information was input into BSM (Black Scholes Model) to compute a per warrant price of $.104:

Exercise price	$1.10
Term	4 years
Volatility	37%
Dividends	0%
Discount rate	.09%

For the three and nine months ended September 30, 2014 and 2013, the Company recorded compensation expense of $4,200 and $1,916 and $7,000 and $1,916 respectively, related to the issuance of these warrants.

The following table summarizes information about outstanding stock warrants as of September 30, 2014:

		Weighted Average
Exercise	Number	Remaining	Number
Price	Outstanding	Contractual Life	Exercisable

$1.10	1,342,500	4 years	1,342,500
$1.00	2,000,004	7 years	2,000,004
	3,342,504

The foregoing table does not include seven-year warrants to purchase 1,773,027 shares of the Company’s Common Stock at an offering price of $.55 per share issued in October 2014 to the placement agents of the Company’s private placement offering which had a series of closings from May 2014 through October 2014.

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW:

Non-cash financing and investing activities consisted of the following:

For the three and nine months ended September 30, 2014

Conversion of shareholders’ loans to common stock - $1,000,000

Conversion of convertible preferred stock to common stock - $ 60,950

For the three and nine months ended September 30, 2013

None

11.  INCOME TAXES:

As of September 30, 2014, the Company had approximately $4.3 million of net operating loss carryforwards (“NOL”) for income tax purposes.   The NOL’s expire in various years from 2022 through 2025.  The Company’s use of operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2014 do not satisfy the realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

The rental expense for the nine months ended September 30, 2014 and 2013 was approximately $116,000 and $42,000, respectively. At September 30, 2014, The future minimum annual lease payments are approximately as follows:

2015	$135,800
2016	120,600
2017	124,400
2018	128,100
2019	109,500
$618,400

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

On September 9, 2014 the Company received $124,774 from Harvey as a final settlement, which is included in discontinued operations.

13. SUBSEQUENT EVENTS

In October 2014, the Company received gross proceeds of $135,000 from the sale of 245,456 shares of the Company’s Common Stock.

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

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay to Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated to have no further force and effect.

The consolidated statements of operations for the three and nine months ended September 30. 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 reflect the historical operations of Anchor as discontinued operations. The 2014 consolidated balance sheet contains amounts attributable to Anchor and are classified as discontinued. Accordingly, we have generally presented the notes to our consolidated financial statements on the basis of continuing operations. In addition, unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations. (See Note 3)

We have moved our principal executive operations to Boca Raton, Florida, which also includes our sales and marketing functions.

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly and bi-weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option or through payments of all required lease payments for ownership. Lease revenues are recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue for lease payments received prior to their due date is deferred. Our revenue recognition accounting policy matches the lease revenue with the corresponding costs, mainly depreciation associated with the leased merchandise.

Lease Merchandise – Until all payment obligations are satisfied under the agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months with no salvage value. When indicators of impairment exist the Company records an impairment reserve against the carrying value of the leased merchandise with a corresponding charge to cost of lease revenue. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve. The net leased merchandise balances consisted of the following as of September 30, 2014.

Lease merchandise – at cost	$3,892,682
Accumulated depreciation	(1,019,832)
Impairment reserve	(300,000)
Lease merchandise – net	$2,572,850

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

See Note 8 to our financial statements for the impact on the operating results for the three and nine months ended September 30, 2014 and 2013.

Income Taxes – The deferred tax asset represents the future tax return consequences of utilizing these items. Deferred tax assets are reduced by a valuation reserve, when management is uncertain if the net deferred tax assets will ever be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. The Company applied this guidance to all its tax positions, including tax positions taken and those expected to be taken, under the transition provision of the interpretation. For the nine months ended September 30, 2014 and 2013, the Company concluded that it had no material uncertain tax positions.

Results of Operations

FlexShopper did not have continuing operations for the three and nine months ended September 30, 2013.

The following table details the operating results from continuing operations for the three and nine months ended September 30, 2014.

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Revenues	$1,613,540	$2,406,790
Cost of sales	1,096,983	1,652,379
Gross profit	516,557	754,411
Operating expenses	(1,881,180)	(4,564,478)
Loss from continuing operations before income taxes	(1,364,623)	(3,810,067)
Income tax (provision) benefit	-	-
Net loss from continuing operations	$(1,364,623)	$(3,810,067)

Lease revenues for the three and nine months ended September 30, 2014 were $1,613,540 and $2,406,790. FlexShopper began originating leases in late December 2013 and therefore had no revenues for the three and nine months ended September 30, 2013. The Company originated 3,924 and 6,825 leases in the three and nine months ended September 30, 2014, its first periods of meaningful operations.

Cost of sales for the three and nine months ended September 30, 2014 was comprised of depreciation expense on lease merchandise of $677,863 and $1,019,709 respectively, the net book value of merchandise sold of $222,120 and $332,670 respectively and a reserve for inventory impairment of $117,000 and 300,000 respectively. FlexShopper had no continuing operations for the three and nine months ended September 30, 2013.

Operating expenses for the three and nine months ended September 30, 2014 were $1,881,180 and $4,564,478 respectively. Key operating expenses for the three and nine months ended September 30, 2014 included the following:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Payroll, benefits and contract labor	$753,268	$2,135,217
Legal and professional fees	8,282	251,186
Stock compensation expense	41,400	282,900
Bad debts	451,657	593,180
Advertising	228,152	416,332
Total	$1,482,759	$3,678,815

The Company had a net loss from continuing operations of $1,364,623 and $3,810,067 for the three and nine months ended September 30, 2014. The net loss is the result of operating expenses associated with starting and operating the new FlexShopper business.

Sale of Anchor

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor agreed to sell to the Bank substantially all of its assets consisting primarily of its factoring portfolio. The sale of the Anchor Assets was made in a series of closings through June 16, 2014.

Plan of Operation

We plan to promote our FlexShopper products and services through print advertisements, internet sites, and direct response marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limit, affordable weekly payments and free delivery. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

For each sales channel FlexShopper has a marketing strategy that includes but is not limited to the following:

Online Lease-to-Own (LTO) Marketplace targeting consumers:

·	Direct mail
·	Search engine optimization; pay-per click
·	Online affiliate networks
·	Radio and television campaigns

Patent pending LTO Payment Method targeting durable goods e-tailers:

·	Direct to e-tailers of durable goods
·	Partnerships with e-commerce payment aggregators

Technology and LTO Funding Source targeting durable goods retailers:

·	Introductions from outside consultants
·	As a bundled channel for partners using FlexShopper’s Online LTO Marketplace or LTO Payment Method.

Management is anticipating a rapid development of our FlexShopper business over the next two years as we are able to penetrate each of our sales channels. To support our anticipated growth, the Company will need the availability of substantial capital resources on terms satisfactory to the Company. As of the filing date of this Form 10-Q, the Company has completed the following transactions, each of which has provided or is expected to provide immediate liquidity and cash resources to the Company.

1.	A private placement offering which concluded with the Company’s placement agents on October 9, 2014 resulting in gross proceeds to the Company of $6,501,100 before offering costs of approximately $912,100.

2.	The sale of certain assets of Anchor Funding Services through an Asset Purchase Agreement. This transaction was completed in a series of closings through June 16, 2014.

3.	The receipt of $1 million in funding from George Rubin and Morry F. Rubin through the funding of promissory notes in like principal amount and the conversion of these notes into shares of the Company’s Common Stock at $.55 per share.

The funds derived from the sale of the Company’s Common Stock in the transactions described above and from the sale of Anchor’s factoring operations will provide substantial liquidity and capital resources for the Company to purchase durable goods pursuant to lease-to-own transactions and to support the Company’s current general working capital needs. The Company is also actively working to secure a senior line of credit to provide additional funds for the purchase of durable goods. However, as the FlexShopper business grows, the Company will need to obtain additional financing from the sale of its equity or debt securities to support its growth over the next 12 – 15 months.

Liquidity

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by continuing activities was $5,860,491 for the nine months ended September 30, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise. Net cash provided by discontinued operations from our Anchor operations was $6,306,171, resulting in net cash provided by operations of $445,680.

Net cash used by discontinued operations for the nine months ended September 30, 2013 was $2,018,294 and was primarily due to decreases in retained interest in purchased accounts receivable offset by increases in due from client.

Cash Flows from Investing Activities

For the nine months ended September 30, 2014 net cash used in investing activities was $148,873 used for the purchase of property and equipment.

For the nine months ended September 30, 2013, net cash used in discontinued investing activities was $83,393 for the purchase of property and equipment and patent filings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,243,075 for the nine months ended September 30, 2014, and was primarily due to a $1,000,000 promissory note with the certain shareholders, proceeds from the issuance of the Company’s common stock of $5,472,008 from continuing operations offset by $3,201,600 of cash used by financing activities of discontinued operations.

Net cash used by discontinued financing activities was $1,283,879 for the nine months ended September 30, 2013, and was primarily due to payments to a financial institution.

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

During the second and third quarter of 2014, the Company received net proceeds of $5,472,007 from the sale of 11,574,730 shares of its Common Stock under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended.

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

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC. Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided.  The Complaint is demanding principal of approximately $485,000 plus interest and damages. On September 9, 2014 the Company received $124,774 from Harvey as a final settlement.

As of September 30, 2014, Anchor was owed $100,000 from a Food Service Company from whom Anchor had purchased invoices. In July 2013, Anchor determined that the Food Service Company had misdirected certain payments due to Anchor, and Anchor ceased funding this client. On August 8, 2013, the Food Service Company filed Chapter 11 Bankruptcy. At the time of the bankruptcy filing, Anchor's total funding employed to the Food Service Company was approximately $1,450,000. Under a Court Order approved settlement with the Food Service Company, Anchor collected approximately $1,153,000 of the Food Service Company’s accounts receivable through December 31, 2013, leaving a remaining balance of $503,500. Anchor was paid an additional $203,500 in the last quarter of 2013 and by Court Order, the final balance of $300,000 was to be paid to Anchor in twelve monthly installments of $25,000 beginning November 8, 2013. As of September 30, 2014, the Food Service Company was current with the payments.

Item 1A. RISK FACTORS:

The Company’s 2013 Annual Report includes a detailed discussion of the Company’s “risk factors.” The information below amends, updates and should be read in conjunction with the risk factors disclosed in the 2013 Annual Report and previous Quarterly Reports.

In deciding whether to provide a spending limit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our customers. If we and our systems are unable to detect any misrepresentations in this information, this could have a material adverse effect on our results of operations and financial condition.     In deciding whether to provide a customer with a spending amount, we rely heavily on information furnished to us by or on behalf of our customers and our ability to validate such information through third-party services, including personal financial information. If a significant percentage of our customers intentionally or negligently misrepresent any of this information, and we or our systems do not or did not detect such misrepresentations, it could have a material adverse effect on our ability to effectively manage our risk, which could have a material adverse effect on our results of operations and financial condition.

If we fail to timely contact delinquent customers, then the number of delinquent customer receivables eventually being charged off could increase.     We contact customers with delinquent account balances soon after the account becomes delinquent. During periods of increased delinquencies it is important that we are proactive in dealing with these customers rather than simply allowing customer receivables to go to charge-off. During periods of increased delinquencies, it becomes extremely important that we are properly staffed and trained to assist customers in bringing the delinquent balance current and ultimately avoiding charge-off. If we do not properly staff and train our collections personnel, or if we incur any downtime or other issues with our information systems that assist us with our collection efforts, then the number of accounts in a delinquent status or charged-off could increase. In addition, managing a substantially higher volume of delinquent customer receivables typically increases our operational costs. A rise in delinquencies or charge-offs could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our management information systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement them could negatively impact the business and its financial results.      We are investing significant capital in new information technology systems to support our growth plan. These investments include redundancies, and acquiring new systems and hardware with updated functionality. The Company is taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our systems and our business, and may not provide the anticipated benefits. The disruption in our information technology systems, or our inability to improve, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, collections efforts, cash flows and financial condition.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity, our business could be adversely impacted.      Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraudulent payment or refund schemes and identity theft. As we make more of our services available over the internet and other media we subject ourselves to consumer fraud risk. We use a variety of tools to protect against fraud; however, these tools may not always be successful.

Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business.      We are required to comply with a variety of reporting, accounting and other rules and regulations. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	The following sales of unregistered securities took place during the nine months ended September 30, 2014.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

March- May 2013	Promissory Notes	$1,000,000	$1,000,000; no commissions paid	Accredited Investors	Section 4(2)_

May 2014	Common Stock	4,657,456	$ 2,561,600, before placement agent compensation of $333,008	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

May 2014	Common Stock	1,818,181	$1,000,000	Accredited Investors	Section 3(a)(9)

June 2014	Common Stock	2,068,183	$1,137,500, before placement agent compensation of $168,208	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

July 2014	Common Stock	1,803,182	$991,750, before placement agent compensation of $128,927	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

August 2014	Common Stock	1,665,909	$916,250, before placement agent compensation of $119,112	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

September 2014	Common Stock	1,380,000	$759,000, before placement agent compensation of $98,670	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

During the nine months ended September 30, 2014 there were no repurchases of the Company’s Common Stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION:

Not applicable.

ITEM 6.  EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws
4.1	Form of Placement Agent Warrant issued to Fordham Financial Management
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between Anchor and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between Anchor and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement*
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28 10.29	Form of Validity Warranty to TAB Bank (8) Amendment to Employment Agreement of Morry F. Rubin (10)
10.30	Asset Purchase Agreement dated April 30, 2014 (12)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer *

32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release –Third Quarter of 2014 Results of Operations *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 22008).
(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event - December 4, 2009).
(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).
(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.
(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).
(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.
(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event - April 26, 2011).
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.
(9)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.
(10)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.
(11)	Incorporated by reference to the Registrant’s Form 8-K dated October 16, 2013.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated April 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 14, 2014	By:	/s/ Morry F. Rubin
Morry F. Rubin
Chief Executive Officer

Date: November 14, 2014	By:	/s/ Brad Bernstein
Brad Bernstein
President and Chief Financial Officer

