Form 10-K
period 2014-12-31
FlexShopper, Inc.
filed 2015-03-31
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission File Number: 0-52589

FLEXSHOPPER, INC.
(Exact name of Registrant as specified in its charter)

Delaware		20-5456087
(State of jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

2700 North Military Trail, Ste. 200
Boca Raton, FL		33431
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:		(866) 950-6669

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: smaller reporting company ☒.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the number of shares of Common Stock held by non-affiliates was approximately 16,908,000 shares (excluding 376,387 shares of Series A Preferred Stock convertible into 2,145,406 common shares).  The approximate market value based on the last sale (i.e. $0.75 per share as of June 30, 2014) of the Company’s Common Stock held by non-affiliates was approximately $14,180,000.

The number of shares outstanding of the Registrant’s Common Stock, as of March 19, 2015, was 52,015,322.  The Registrant also has outstanding 342,219 shares of Series 1 Preferred Stock convertible into 2,166,246 shares of Common Stock.

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

Forward-looking statements reflect only our current expectations. We may not update these forward-looking statements, even though our situation may change in the future. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including those matters discussed in the “Risk Factors” section of this Form 10-K. As a result of these factors, we cannot assure you that the forward-looking statements in this Registration Statement will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements.

  We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

PART I

Item 1.                      Business

Introduction

FlexShopper, Inc. (“we,” “us,” “our” or the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. FlexShopper owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC, which sale was completed in a series of transactions between April and June 2014, FlexShopper, Inc. is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper LLC owns two wholly-owned Delaware subsidiaries, namely, FlexShopper 1, LLC and FlexShopper 2, LLC. All references to the business operations of FlexShopper refer to FlexShopper LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Recent Developments

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, par value $0.0001 per share, to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share.

Overview

In June 2013, we formed FlexShopper for the purpose of developing a business that provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers. FlexShopper has been generating revenues from this new line of business since December 2013. Management believes that the introduction of FlexShopper's lease-to-own (“LTO”) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO products provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis.

GROWTH OPPORTUNITIES AND STRATEGIES

FlexShopper believes there is significant opportunity to expand the LTO industry online and into mainstream retail and e-tail. The LTO industry currently serves approximately six million consumers annually, generating approximately $8.5 billion in sales primarily through approximately 10,000 LTO brick and mortar stores. Through its strategic sales channels FlexShopper believes it will expand the LTO industry, also known as the rent-to-own or RTO industry. FlexShopper has successfully developed and is currently processing LTO transactions using its “LTO Engine.” The LTO Engine is FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods within a few minutes. The LTO engine is the basis for FlexShopper’s primary sales channels which provide consumers three distinct ways of obtaining brand name durable goods on an LTO basis: 1) At FlexShopper’s LTO e-commerce marketplace, www.flexshopper.com, consumers can choose from over 80,000 different items including electronics, furniture, musical instruments, and equipment. 2) On third party e-commerce sites featuring FlexShopper’s LTO payment method, consumers can activate FlexShopper’s payment button at checkout. 3) Consumers can use FlexShopper’s automated kiosk in certain retail locations.

FlexShopper launched its online LTO Marketplace in March 2014 and FlexShopper launched its LTO payment method in December 2014. Retailers and e-tailers that sell furniture, electronics, computers, appliances and other durable goods and partner with FlexShopper, will have three channels to increase their sales: in the store, online and on our marketplace. FlexShopper will enable merchants to sell to more than 50 million consumers that do not have sufficient credit or cash to buy from them. In addition, FlexShopper pays the merchant 100% pf the retail price. Our offerings to retail merchants are as follows as depicted in our marketing literature:

COMPETITIVE STRENGTHS

We believe the following competitive strengths differentiate us:

•	We currently address the lease to own market through online channels which include our online marketplace and patent pending LTO payment method. These channels give us the ability to currently originate leases in forty five states without the operating expenses associated with having physical store-fronts in those states.
•	We believe our three channels described above, provide a compelling package for retailers to adopt to increase their sales with a vast customer base.
•	Our LTO online marketplace and patent pending payment method offer consumers more choices in products and retailers than traditional brick and mortar LTO storefronts. Our digital channels provide consumers with a selection of over 80,000 items including brand name products from recognized retailers.

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

UNDERWRITING PROCESS AND RISK MANAGEMENT

FlexShopper has developed a proprietary decision engine that automates the process of consumers receiving spending limits and entering into leases for durable goods within a few minutes. Included in the determination of a consumer spending limit are factors such as income, frequency that they overdraw their bank account, fraud reports, repayment history and charge-off history. The Company obtains such consumer data from multiple third party sources which are monitored and analyzed by our risk department. We will continually update our underwriting models to manage risk of default. Our decision engine also includes fraud tools and information from third party data sources to combat online fraud. We will continuously develop and implement ongoing improvements to reduce losses due to fraudulent activity. In 2015, the Company has enhanced its risk department with two new hires including a Vice President of Risk and an Analytics Manager.

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

SALES AND MARKETING

We plan to promote our FlexShopper products and services through print advertisements, Internet sites and direct response marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limit and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

For each sales channel FlexShopper has a marketing strategy that includes but is not limited to the following:

Online LTO Marketplace	Patent pending LTO Payment Method	In-store LTO technology platform
Search engine optimization; pay-per click	Direct to retailers/etailers	Direct to retailers/etailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Direct response television campaigns	Consultants & strategic relationships
Direct mail

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

GOVERNMENT REGULATIONS

The lease to own industry is regulated by and subject to the requirements of various federal, state and local laws and regulations, many of which are in place for consumer protection. In general such laws regulate applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings. See “Risk Factors.”

COMPETITION

The lease-to-own industry is highly competitive. Our operation competes with other national, regional and local lease-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases nearly instantaneously, in a manner similar to that provided by FlexShopper’s proprietary technology. Many of our competitors have substantially more resources and greater experience in the lease-to-own business than FlexShopper. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service, and lease rates and terms. We believe that currently we do not have significant competition for our on-line LTO marketplace and patent pending LTO payment method, however there is no assurance that other companies may not develop similar or competing concepts that could adversely impact the usage or value of our online LTO marketplace or our LTO payment method.

INTELLECTUAL PROPERTY

FlexShopper has filed a provisional patent for a system that enables consumers to obtain products on an LTO basis using mobile devices and tablets and for a lease-to-own method of payment at check-out on e-commerce sites. We can provide no assurances that FlexShopper will be granted any patents by the U.S. Patent and Trademark Office. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See “Risk Factors.”

Operations and Employees of FlexShopper

Brad Bernstein, our Chief Executive Officer manages our day-to-day operations and internal growth and oversees our growth strategy. FlexShopper’s management includes an Executive Vice President of Operations, Chief Financial Officer, Chief Technology Officer with oversight of the Company’s development team and a Vice President of e-commerce. In addition, FlexShopper has a customer service and collections call center. As of December 31, 2014, FlexShopper had 44 full-time employees.

DISCONTINUED OPERATIONS OF ANCHOR

Anchor Funding Services LLC was incorporated under the laws of the State of South Carolina in January 2003 and later reincorporated under the laws of the State of North Carolina in August 2005.   Anchor operated its factoring business for approximately 10 years until the assets were sold in a series of closings between April and June, 2014. Anchor purchased clients’ accounts receivable which provided businesses with critical working capital so it could meet their operational costs and obligations while waiting to receive payments from its customers. Anchor also provided purchase order financing.

During 2013, FlexShopper decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, we entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor Funding Services LLC sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay to Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011. In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated to have no further force and effect.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Form 10-K before you decide whether to buy our common stock. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock. In addition, the risks described below are not the only ones facing our company. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

Business Risks

Limited operating history. FlexShopper, LLC, which was formed in June 2013 to enter the lease-to-own business, has a limited operating history upon which investors may judge our performance. Our new FlexShopper business has generated revenues over a limited operating history and has incurred net losses. Our ability to achieve profitability in this business will depend upon many factors, including, without limitation, our ability to execute our growth strategy and technology development, obtain sufficient capital, develop relationships with third party retail partners, adapt to fluctuations in the economy and modify our strategy based on the degree and nature of competition. Our senior management team has very limited experience in the lease-to-own industry. While we believe our FlexShopper business model will be successful, prior success of our senior management in other businesses should not viewed as an indication that we will be profitable. We can provide no assurances that our operations will ever be profitable.

Our business liquidity and capital resources are dependent upon our credit agreement with an institutional lender and our compliance with the terms thereof. On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (the “Credit Agreement”) with a lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on the Borrower’s cash on hand and the Amortized Order Value of the Borrower’s Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to the Borrower, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. For the term of the Credit Agreement, FlexShopper and its subsidiaries may not incur additional indebtedness (other than certain indebtedness expressly permitted under the Credit Agreement) without the permission of the Lender. The Lender and its affiliates will have a right of first refusal on certain subsequent FlexShopper transactions involving leases or other financial products during the term of the Credit Agreement and up to three months following the termination thereof. The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of the Borrower in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against the Borrower and bankruptcy events. If an event of default occurs and is continuing, the Lender may, among other things, terminate any remaining commitments available to the Borrower, declare all outstanding principal and interest immediately due and payable and enforce any and all liens created in connection with the Credit Agreement. The occurrence of an event of default under the terms of our Credit Agreement may materially and adversely affect our operations.

FlexShopper LTO revenue and earnings growth depend on our ability to execute our growth strategies. Our primary growth strategies are our FlexShopper LTO online products to consumers and utilization by retailers of FlexShopper’s online channels to connect with customers that want to acquire products on a LTO basis. Effectively managing the development and growth can be challenging, particularly as we develop the management and operational systems necessary to develop this line of business. If we are unable to successfully execute these growth strategies, revenue from this line of business will grow slowly or not at all, and we may never achieve profitability.

Our LTO business depends on the success of our third-party retail partners and our continued relationships with them. Our LTO revenues depend in part on the ability of unaffiliated third-party retailers to attract customers. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retailer's election. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our LTO business to lose customers, substantially decreasing the revenues and earnings growth in our LTO business.

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

Our LTO business will depend on the continued growth of online and mobile commerce. The business of selling goods over the Internet and mobile networks is dynamic and relatively new. Concerns about fraud, privacy and other problems may discourage additional consumers from adopting the Internet or mobile devices as modes of commerce, or may prompt consumers to offline channels. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer Internet analogues to such traditional retail means, such as the retailer's own website, to our offerings. If these consumers prove to be less active than we expect due to lower levels of willingness to use the Internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, traffic congestion on the Internet or mobile network outages or delays, disruptions or other damage to users' computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new users, our business could be adversely impacted.

Our customer base presents significant risk of default for non-payment. We bear the risk of non-payment or slow payment by our customers. The nature of our customer base makes it sensitive to adverse economic conditions and less likely to meet our prevailing underwriting standards, which may be more restrictive in an adverse economic environment. As a result, during such periods we may experience decreases in the growth of new customers, and we may curtail spending limits to existing customers, which may adversely affect our net sales and potential profitability.

Our customers can return merchandise without penalty.  When our customers acquire merchandise through the FlexShopper LTO program, we actually purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled approximately $77,000 carrying value of leased merchandise during the twelve months ended December 31, 2014.

We rely on third party credit/debit card and ACH (Automated Clearing House) processors to process collections from customers on a weekly basis. Our ability to collect from customers could be impaired if these processors did not work with us. These third-party payment processors may consider our business a high risk since our customer base could have a high incidence of insufficient funds and rejected payments. This could cause a processor to discontinue its services to us, and we may not be able to find a replacement processor. If this occurred, we would have to collect from our customers using less efficient methods, which could adversely impact our collections, revenues and our financial performance.

We rely on internal models to manage risk, to provide accounting estimates and to make other business decisions. Our results could be adversely affected if those models do not provide reliable estimates or predictions of future activity.  The accurate modeling of risks is critical to our business, particularly with respect to managing underwriting and spending limits for our customers. Our expectations regarding customer repayment levels, as well as our allowances for doubtful accounts and other accounting estimates, are based in large part on internal modeling. We also rely heavily on internal models in making a variety of other decisions crucial to the successful operation of our business. It is therefore important that our models are accurate, and any failure in this regard could have a material adverse effect on our results. Models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations or lack of historical data to predict results, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently. Due to the factors described above, unanticipated and excessive default and charge-off experience can adversely affect our profitability and financial condition, breach covenants in future credit facilities, limit our ability to secure a credit facility and adversely affect our ability to finance our business.

Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition. Currently, 47 states and the District of Columbia specifically regulate rent-to-own, lease-to-own transactions. At the present time, no federal law specifically regulates the rent-to-own industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations. Most of the states that regulate rent-to-own transactions have enacted disclosure laws that require rent-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the "cost-of-rental" amount that rent-to-own companies may charge on rent-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the “retail” price of the goods. There has been increased legislative attention in the United States, at both the federal and state levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the rent-to-own industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us. In addition to the risk of lawsuits related to the laws that regulate rent-to-own and consumer lease transactions, we could be subject to lawsuits alleging violations of federal and/or state laws and regulations and consumer tort law, including fraud, consumer protection, information security and privacy laws, because of the consumer-oriented nature of the rent-to-own industry. A large judgment against FlexShopper could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

If we fail to protect the integrity and security of customer and employee information, we could be exposed to litigation or regulatory enforcement, and our business could be adversely impacted. We collect and store certain personal information provided to us by our customers and employees in the ordinary course of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our network security and, if successful, misappropriate confidential customer or employee information. In addition, one of our employees, contractors or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Loss of customer or employee information could disrupt our operations, damage our reputation and expose us to claims from customers, employees, regulators and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws and costs incurred to prevent or remediate information security breaches, could adversely impact our business.

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Further, FlexShopper is seeking to hire additional qualified management for its FlexShopper business. Competition for qualified management personnel is intense, and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to FlexShopper. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers, although we entered into an employment contract with Brad Bernstein, Chief Executive Officer and President. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

Competition in the LTO business is intense. The lease-to-own industry is highly competitive. Our operation will compete with other national, regional and local lease-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases nearly instantaneously, in a manner similar to that provided by FlexShopper’s proprietary technology. Many of our competitors will have substantially more resources and greater experience in the lease-to-own business of FlexShopper. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms. We believe we do not currently have significant competition for our on-line LTO marketplace and patent pending LTO payment method. However, such competition is likely to develop over time, and we may be unable to successfully compete in our target markets. We can provide no assurances that we will be able to successfully compete in the LTO industry.

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

System interruption and the lack of integration and redundancy in our order entry and online systems may adversely affect our net sales.  Customer access to our customer service center and websites is key to the continued flow of new orders. Anything that would hamper or interrupt such access could adversely affect our net sales, operating results and customer satisfaction. Examples of risks that could affect access include problems with the Internet or telecommunication infrastructure, limited web access by our customers, local or more systemic impairment of computer systems due to viruses or malware, or impaired access due to breaches of Internet security or denial of service attacks. Changes in the policies of service providers or others that increase the cost of telephone or Internet access could inhibit our ability to market our products or transact orders with customers. In addition, our ability to operate our business from day-to-day, largely depends on the efficient operation of our computer hardware and software systems and communications systems. Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins or denial of service attacks, improper operation by employees and similar events or disruptions. Any of these events could cause system interruption, delays and loss of critical data and could prevent us from accepting and fulfilling customer orders and providing services, which would impair our operations. Certain of our systems are not redundant, and we have not fully implemented a disaster recovery plan. In addition, we may have inadequate insurance coverage to compensate us for any related losses. Interruptions to customer ordering, particularly if prolonged, could damage our reputation and be expensive to remedy and have significant adverse effects on our financial results.

We face risk related to the strength of our operational, technological and organizational infrastructure.  We are exposed to operational risks that can be manifested in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees, contractors or third parties and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems that we use to manage our internal financial, credit and other systems, interface with our customers and develop and implement effective marketing campaigns. Our ability to operate our business to meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality of our operational and technology systems. Any disruptions or failures of our operational and technology systems, including those associated with improvements or modifications to such systems, could cause us to be unable to market and manage our products and services and to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In some cases, we outsource delivery, maintenance and development of our operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Any increase in the amount of our infrastructure that we outsource to third parties may increase our exposure to these risks.

If we do not respond to technological changes, our services could become obsolete, and we could lose customers.  To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce websites and other technologies. We may face material delays in introducing new products and enhancements. If this happens, our customers may forego the use of our websites and use those of our competitors. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.  We have filed provisional patents for a system that enables consumers to buy products on a LTO basis using mobile devices and tablets and for a lease-to-own method of payment at check-out on e-commerce sites. We can provide no assurances that we will be granted any patents by the U.S. Patent and Trademark Office. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model, and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers and others to protect our proprietary rights. We may be unable to prevent third parties from acquiring trademarks, service marks and domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to protect our domain names could affect adversely our reputation and brand, and make it more difficult for users to find our website. We may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent parties from infringing or misappropriating our proprietary rights. We can be at risk that others will independently develop or acquire equivalent or superior technology or other intellectual property rights. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business.

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

Our management information systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement them could negatively impact the business and its financial results.   We are investing significant capital in new information technology systems to support our growth plan. These investments include redundancies, and acquiring new systems and hardware with updated functionality. We are taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our systems and our business, and may not provide the anticipated benefits. The disruption in our information technology systems, or our inability to improve, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, collections efforts, cash flows and financial condition.

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

Lack of Board Committees.  Currently we have no audit, compensation, nominating or other committees of the board of directors. In the future, we may establish committees at such time as the board deems it to be in the best interest of our stockholders or when it is required under the rules of an exchange on which we may seek to list our Common Stock. We can provide no assurances that our lack of committees will not continue in future operating periods. Since we have no audit committee composed solely of independent directors, as required by the Sarbanes-Oxley Act of 2002, as amended, our board of directors has all the responsibilities of the audit committee.

Control of FlexShopper.  Our secured lender described under Item 1, Item 7 and Item 13 beneficially owns 28.0% of our outstanding Common Stock as of the filing date of this Form 10-K. Also, our executive officers and directors beneficially own an additional 27.7% of our Common Stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

We have no established public market for our Securities. Our outstanding Common Stock does not have an established trading market, although our Common Stock has been quoted on the OTCQB under the symbol “FPAY.” Trading in our Common Stock has been sporadic in the Over-the-Counter Market since it began in December 2007. The availability for sale of restricted securities pursuant to Rule 144 or otherwise could adversely affect the market for our Common Stock, if any. We can provide no assurances that an established public market will ever develop or be sustained for our Common Stock in the future. Therefore, investors in this Offering may find it difficult to sell their Shares, whether pursuant to an effective registration statement, under Rule 144 or otherwise.

The price of our Common Stock may fluctuate significantly. The market price for our Common Stock, if any, can fluctuate as a result of a variety of factors, including the factors listed above, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our Common Stock could fluctuate as a result. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Our Common Stock is considered to be a “penny stock” and, as such, the market for our Common Stock, should one develop, may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our Common Stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of Common Stock will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations could adversely affect the ability of brokers to sell our Common Stock in the public market should one develop, and they limit the liquidity of our Shares.

We have never declared or paid cash dividends on our Common Stock, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our FlexShopper business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant.

Increased costs associated with corporate governance compliance may significantly impact our results of operations. Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, and new SEC regulations, may create difficulties for companies such as ours in understanding and complying with these laws and regulations. As a result of these difficulties and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in and may in the future result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Moreover, we may be unable to comply with these new laws and regulations on a timely basis.

These developments could make it more difficult for us to retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. To the extent these costs are significant, our general and administrative expenses are likely to increase.

If we sell shares of our common stock or securities convertible into our common stock in future financings, the ownership interest of existing shareholders will be diluted and, as a result, our stock price may go down. We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing shareholders will experience immediate dilution upon the purchase of any shares of our common stock sold at a discount. For example, between May 8, 2014 and October 9, 2014, we sold 13,638,368 shares of our common stock in a private placement offering (and to two principal stockholders who are officers and/or directors) at a price of $.55 per share, at a time when the market price of our common stock was above this level. As other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future. If we issue common stock or securities convertible into common stock, our shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

In January 2015, we filed a registration statement with the Securities and Exchange Commission to register the resale of 13,593,214 shares of our common stock. As of the filing date of this Form 10-K, this registration statement has not been declared effective. Such a large number of shares registered for resale may depress the market price of our common stock. In January 2015, we filed a registration statement with the Securities and Exchange Commission to register the resale of 13,593,214 shares of our common stock. As of the filing date of this Form 10-K, this registration statement has not been declared effective. Such a large number of shares registered for resale may depress the market price of our common stock. Further, substantially all the remaining outstanding common shares not registered in this offering are either free trading shares in the public float or shares available for sale pursuant to Rule 144 of the Securities Act of 1933, as amended. Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase shares.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

On August 1, 2013, FlexShopper entered into a 39 month lease for additional office space in Boca Raton, Florida to accommodate FlexShopper’s business and its employees. The monthly rent was approximately $6,800. This lease agreement was amended in January 2014 to reflect a 63 month term for a larger suite in an adjoining building. Upon commencement the monthly base rent including operating expenses for the first year will be approximately $9,600 with annual three percent increases throughout the lease term.

Item 3. Legal Proceedings

We are not a party to any pending material legal proceedings except as described below. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey ("Harvey") to recoup a credit loss incurred by FlexShopper’s former subsidiary, Brookridge Funding Services, LLC. Harvey was the owner of a Company that caused the credit loss, and FlexShopper is pursuing its rights under the personal guarantee that Harvey provided. The Complaint is demanding principal of approximately $485,000 plus interest and damages. During the twelve months ended December 31, 2014, there were no current developments involving the current legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB under the symbol “FPAY.” The following table sets forth the range of high and low closing sale prices of our Common Stock for our last two fiscal periods.

	High	Low

2013 - Quarter Ended
December 31	$0.63	$0.63
September 30	0.50	0.50
June 30	0.35	0.35
March 31	0.22	0.22

2014 Quarter Ended
December 31	1.00	$0.40
September 30	0.90	0.69
June 30	0.94	0.65
March 31	0.95	0.42

Our Common Stock has a limited public market. All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2014, there were 707 holders of record of shares of Common Stock and 65 holders of record of our Series 1 Preferred Stock. FlexShopper's transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

Dividend Policy

The holders of our Series 1 Preferred Stock were entitled to receive dividends from issuance in 2007 through December 31, 2009 as more fully described below. We have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future. Cumulative annual dividends were payable in shares of Series 1 Preferred Stock or, in certain instances in cash, at an annual rate of 8% ($.40 per share of Series 1 Preferred Stock), on December 31 of each year commencing December 31, 2007 through December 31, 2009.

Recent Sales of Unregistered Securities

The following sales of unregistered securities took place during the quarter ended December 31, 2014:

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

October 2014	Common Stock	245,456 shares and placement agent warrants to purchase 1,773,027 shares (4)	$135,000 before placement agent compensation of $17,550	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

October 2014	Common Stock	194,758 shares	34,168 Preferred Stock conversion; no commissions paid	Accredited Investors	Section 3(a)(9)

October 2014	Common Stock Options(1)	Options to purchase 1,121,000 shares	Services rendered; no commissions paid	Officers, directors and employees	Section 4(2)

(1)	Options are exercisable at prices ranging from $0.17 to $1.25 per share. A Form S-8 Registration Statement is anticipated to be filed with the SEC to register the shares issuable upon exercise of options under our 2007 Stock Option Plan.

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

Executive Overview

The results of operations from continuing operations below principally reflect the operations of FlexShopper, LLC which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper's Lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include 1) serving as the financial and technology partner for durable goods retailers and etailers 2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods and 3) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of December 31, 2014, approximately 60% of the Company’s leases were current and did not have a past due balance and an additional 15% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The Company is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Accounts receivable	$1,509,736	$119
Allowance for doubtful accounts	1,380,902	-
Accounts receivable, net	$128,834	$119

The Company’s reserve is 91.4% of the accounts receivable balance as of December 31, 2014. The reserve is a significant percentage of the balance because the Company has not charged off any customer accounts since inception to assure that it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, the same delinquent customers will continue to accrue weekly charges until they are charged off or the Company has exhausted collection efforts and the company will charge off accounts once it estimates there is no chance of recovery.

Lease Merchandise – Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost. FlexShopper depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months with no salvage value. When indicators of impairment exist FlexShopper accelerates depreciation to six months from the lease origination date and records an impairment reserve against the carrying value of the leased merchandise with a corresponding charge to cost of lease revenue for the excess of the depreciation over the applicable agreement period. Principal impairment indicators are leases with more than eight payments past due, where collection access is denied or problematic indicating the Company may need to attempt to repossess the items. FlexShopper is developing historical charge off information to assess recoverability and estimate of the impairment reserve. See “Note 2” in the Notes to Consolidated Financial Statements included under “Item 8.”

Stock Based Compensation - The fair value of transactions in which FlexShopper exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards.

Results of Operations

The following table details the operating results from continuing operations for the twelve months ended December 31, 2014 and 2013.

	Twelve months ended	Twelve months ended
	December 31, 2014	December 31, 2013
Revenues	$5,014,620	$119
Cost of lease revenue and merchandise sold	3,330,786	124
Operating expenses	5,178,383	655,121
Provision for bad debts	1,380,902	-
Loss from continuing operations before income taxes	(4,875,451)	(655,474)
Income tax (provision) benefit	458,047	-
Loss from continuing operations	$(4,417,404)	$(655,474)

Lease revenues for the twelve months ended December 31, 2014 were $5,014,620. FlexShopper began originating leases in late December 2013 and therefore had minimal revenues from continuing operations for the year ended December 31, 2013. FlexShopper originated 13,064 leases in year ended December 31, 2014, its first year of meaningful operations.

Cost of lease revenue and merchandise sold for the year ended December 31, 2014 was principally comprised of depreciation expense on lease merchandise of $2,204,548, the net book value of merchandise sold of $599,238 and a reserve for inventory impairment of $527,000.

Provision for bad debts was $1,380,902 for the twelve months ended December 31, 2014. 2014 was the Company’s first year of meaningful operations during which the Company continuously made changes to its underwriting and risk model to improve portfolio performance. The Company anticipates continued improvement as it continues to refine its risk model with an enhanced risk department which includes new hires in 2015 of a Vice President-Risk and Analytics Manager, both with substantial experience in the non-prime consumer market.

Operating expenses for the years ended December 31, 2014 and 2013 were $5,178,383 and 655,121 respectively. Key operating expenses for the years ended December 31, 2014 and 2013 included the following:

	Twelve months ended	Twelve months ended
	December 31, 2014	December 31, 2013
Payroll, benefits and contract labor	$2,027,976	$421,168
Legal and professional fees	379,492	123,174
Stock compensation expense	439,320	51,721
Computer, internet and office expenses	221,216	26,322
Advertising	885,012	-
Total	$3,953,016	$622,385

FlexShopper had a net loss from continuing operations of $4,875,451 and 655,474 for the years ended December 31, 2014 and 2013 respectively. The net losses are the result of operating expenses associated with starting and operating the new FlexShopper business.

Sale of Anchor

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) approximately $4,445,000 which represented 110% of the total funds outstanding associated with the Portfolio Accounts which resulted in a gain of approximately $445,000 plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $342,541 for the period ended December 31, 2014. The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated. Anchor recorded a gain of $778,015 on the sale of these assets including the earnout payments received through December 31, 2014 which is included in income from discontinued operations.

Plan of Operation

We plan to promote our FlexShopper products and services across all sales channels through strategic partnerships, direct response marketing, and affiliate and internet marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limit, and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

For each sales channel FlexShopper has a marketing strategy that includes but is not limited to the following:

Online LTO Marketplace	Patent pending LTO Payment Method	In-store LTO technology platform
Search engine optimization; pay-per click	Direct to retailers/etailers	Direct to retailers/etailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Direct response television campaigns	Consultants & strategic relationships
Direct mail

 The Company believes it has a competitive advantage by providing all three channels as a bundled package. Management is anticipating a rapid development of the FlexShopper business over the next two years as we are able to penetrate each of our sales channels. To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of December 31, 2014 the Company had cash of $ 2,883,349 compared to $ 960,032 for the same period in 2013.

The Company had accounts receivables of $1,509,736 net of an allowance of $1,380,902 totaling $128,834. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears adjusted for subsequent collections. Approximately seventy five percent of the Company’s accounts in the portfolio are not currently subject to reserve.

Recent Financings

In fiscal 2014, FlexShopper completed the following transactions, each of which has provided or is expected to provide immediate liquidity and cash resources to FlexShopper.

1.	A private placement offering completed with FlexShopper’s placement agents on October 9, 2014 resulting in gross proceeds to FlexShopper of $6,501,100 before offering costs of approximately $912,000.

2.	The sale of certain assets of Anchor Funding Services through an Asset Purchase Agreement. This transaction was completed in a series of closings through June 16, 2014 and resulted in a gain of $788,015.

3.	The receipt of $1 million in funding from George Rubin and Morry F. Rubin through the funding of promissory notes in like principal amount and the conversion of these notes into shares of FlexShopper’s Common Stock at $.55 per share om May 8, 2014.

4.	Entering into a secured promissory note with a principal stockholder pursuant to which we may borrow up to $1,000,000 at an interest rate of 15% per annum, payable upon demand. This note was paid in full on March 6, 2015, concurrent with FlexShopper obtaining the credit facility described below.

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on the FlexShopper’s cash on hand and the Amortized Order Value of the its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, par value $0.0001 per share, to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share.

The funds derived from the sale of FlexShopper’s Common Stock in the transactions described above, FlexShopper’s ability to borrow funds under the Credit Agreement and funds from the sale of Anchor’s factoring operations have provided substantial liquidity and capital resources for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in the preceding paragraph provides sufficient liquidity and capital resources for our anticipated needs through at least December 31, 2015.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by continuing activities was $7,202,952 for the year ended December 31, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise. Net cash provided by discontinued operations from our Anchor operations was $1,175,860, resulting in net cash used by operations of $6,027,092.

For the year ended December 31, 2013 net cash used by continuing activities was $541,042 primarily due to our net loss for the year. Net cash provided by discontinued operations from our Anchor operations was $1,740,364, resulting in net cash provided by operations of $1,199,322.

Cash Flows from Investing Activities

For the year ended December 31, 2014 net cash provided by investing activities was $3,629,227 comprised of income from the sale of discontinued assets of $4,786,464 offset by the purchase of property and equipment of 1,157,237 including capitalized software costs of $1,017,104.

For the year ended December 31, 2013, net cash used in investing activities was $112,908 comprised of $30,760 for patent costs and $82,148 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities from continuing operations was $7,562,124 for the year ended December 31, 2014 and was primarily due to two $1,000,000 promissory notes from shareholders and $6,501,104 of net proceeds from a private placement offering at $.55 per share which was completed between May 8, 2014 and October 9, 2014. Net cash used by discontinued financing activities was $3,240,942 for the year ended December 31, 2014, and was primarily due to payments to a financial institution.

Net cash used by financing activities was $736,821 for the year ended December 31, 2013 and was due to payments of $1,736,821 to a financial institution offset by $1,000,000 proceeds from a sale of common stock.

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

The reports of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on the following page.

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

_____

The Board of Directors and Stockholders

FlexShopper, Inc.

We have audited the accompanying consolidated balance sheet of FlexShopper, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlexShopper, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, NY

March 31, 2015

Report of Independent Registered Public Accounting Firm

_____

The Board of Directors and Stockholders

FlexShopper, Inc. (formerly Anchor Funding Services, Inc.)

We have audited the accompanying consolidated balance sheet of FlexShopper, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Scott and Company LLC

Columbia, South Carolina

March 31, 2014 except for the reclassification of certain amounts related to discontinued operations described in Note 3 for which the date is March 31, 2015

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS
	2014	2013
CURRENT ASSETS:
Cash	$2,883,349	$960,032
Accounts receivable, net	128,834	119
Prepaid expenses	112,074	50,188
Lease merchandise, net	4,241,918	8,004
Assets of discontinued operations	6,500	5,363,728
Total current assets	7,372,675	6,382,071

PROPERTY AND EQUIPMENT, net	1,051,697	58,079

OTHER ASSETS:
Intangible assets, net	26,492	30,760
Security deposits	55,003	9,485
	81,495	40,245

	$8,505,867	$6,480,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$836,792	$20,349
Accrued payroll and related taxes	131,596	68,140
Accrued expenses	197,584	3,693
Loans payable to shareholder	1,000,000	-
Liabilities of discontinued operations	7,626	3,331,955
Total current liabilities	2,173,598	3,424,137

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY PREFERRED STOCK, $0.001 par value- authorized 10,000,000 shares, issued
and outstanding 342,219 in 2014 and 376,387 in 2013 at $5.00 stated value	1,711,095	1,881,935
COMMON STOCK, $0.0001 par value- authorized 65,000,000 shares issued and
outstanding 35,015,322 in 2014 and 21,148,862 in 2013	3,502	2,115
ADDITIONAL PAID IN CAPITAL	14,513,433	7,337,636
ACCUMULATED DEFICIT	(9,895,761)	(6,165,428)
	6,332,269	3,056,258

	$8,505,867	$6,480,395

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2014	2013
Revenues:
Lease revenues and fees	$4,269,792	$119
Lease merchandise sold	744,828	-
Total revenues	5,014,620	-

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	2,731,548	124
Cost of lease merchandise sold	599,238	-
Provision for doubtful accounts	1,380,902	-
Operating expenses	5,178,383	655,121
Total costs and expenses	9,890,071	655,593

Loss from continuing operations, before income tax benefit	(4,875,451)	(655,474)
Income tax benefit	458,047	-
Loss from continuing operations	(4,417,404)	(655,474)
Income (loss) from discontinued operations (including gain from the sale of discontinued
operation of $788,015 in 2014), net of income taxes of 458,047 in 2014	687,071	(38,207)

Net loss	$(3,730,333)	$(693,681)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.15)	$(0.04)
Income from discontinued operations	0.02	-
Net loss	$(0.13)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	28,244,207	18,987,702

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013: As previously reported	376,387	$671,409	18,634,369	$1,863	$7,496,693	$(5,471,747)	$2,698,218
Reclassification of preferred stock issuance costs	-	1,210,526	-		(1,210,526)
As reclassified	376,387	1,881,935	18,634,369	1,863	6,286,167	(5,471,747)	2,698,218
Provision for compensation expense related to issued stock options	-	-	-	-	49,805	-	49,805
Provision for compensation expense related to issued warrants	-	-	-	-	1,916	-	1,916
Sale of common stock	-	-	2,514,493	252	999,748	-	1,000,000
Net loss	-	-	-	-	-	(693,681)	(693,681)
Balance, December 31, 2013	376,387	1,881,935	21,148,862	2,115	7,337,636	(6,165,428)	3,056,258
Provision for compensation expense related to issued stock options	-	-	-	-	299,700	-	299,700
Provision for compensation expense related to issued warrants	-	-	-	-	139,620	-	139,620
Exercise of stock options	-	-	33,333	3	11,634	-	11,637
Sale of common stock, net of placement and other issuance costs of $1,537,489	-	-	11,820,187	1,183	4,962,432	-	4,963,615
Warrants issued to placement agents					586,872		586,872
Conversion of shareholder loans to common stock	-	-	1,818,182	182	999,818	-	1,000,000
Conversion of preferred shares to common stock	(34,168)	(170,840)	194,758	19	170,821	-	-
Accrued interest on shareholder loans contributed to capital	-	-	-	-	4,900	-	4,900
Net loss	-	-	-	-	-	(3,730,333)	(3,730,333)
Balance, December 31, 2014	342,219	$1,711,095	35,015,322	$3,502	$14,513,433	$(9,895,761)	$6,332,269

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013
Net loss	$(3,730,333)	$(693,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operation	(687,071)	38,207
Depreciation and amortization	162,210	38,326
Depreciation of lease merchandise	2,160,467	123
Impairment of lease merchandise	527,000	-
Amortization of patent costs	4,268	-
Compensation expense related to issuance of stock options	299,700	49,805
Compensation expense related to issuance of warrants	139,620	1,916
Provision for doubtful accounts	1,380,902	-
Other	4,900	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,509,617)	(119)
(Increase) in prepaid expenses and other	(61,888)	(50,188)
(Increase) in lease merchandise	(6,921,381)	(8,128)
(Increase) in security deposits	(45,518)	(9,485)
Increase in accounts payable	816,443	20,349
Increase in accrued payroll and related taxes	63,455	68,140
Increase in accrued expenses	193,891	3,693
Net cash used in operating activities - continuing operations	(7,202,952)	(541,042)
Net cash provided by operating activities - discontinued operations	1,175,860	1,740,364
Net cash (used in) provided by operating activities	(6,027,092)	1,199,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,157,237)	(67,947)
Patent costs	-	(30,760)
Net cash used in investing activities – continuing operations	(1,157,237)	(98,707)
Net cash used in investing activities- discontinued operations	-	(14,201)
Proceeds from sale of discontinued operations	4,786,464	-
Net cash provided by (used in) investing activities	3,629,227	(112,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	2,000,000	-
Proceeds from exercise of stock options	11,637	-
Proceeds from sale of common stock	6,501,104	1,000,000
Payment of costs related to issuance of common stock	(950,617)	-
Net cash provided by financing operations – continuing operations	7,562,124	1,000,000
Net cash used in financing operations - discontinued operations	(3,240,942)	(1,736,821)
Net cash provided by (used in) financing activities	4,321,182	(736,821)

INCREASE IN CASH	1,923,317	349,593

CASH, beginning of period	960,032	610,439

CASH, end of period	$2,883,349	$960,032

Supplemental cash flow information:
Interest paid	$81,370	*	$369,487	*
Non-cash Financing activities:
Conversion of shareholders loans to common stock	$1,000,000		$-
Conversion of preferred stock to common stock	$170,840		$-

*Discontinued operations

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes To Consolidated Financial Statements

December 31, 2014 and 2013

1.  BUSINESS:

FlexShopper Inc.(the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC (“Anchor”), which sale was completed in a series of transactions between April and June 2014, the Company is a holding corporation with no operations except for those conducted by FlexShopper. FlexShopper provides through e-commerce sites, certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015, (See Note 13) FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper to conduct operations.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently, an agreement was entered into with a financial institution to sell substantially all of the operating assets of Anchor which provided accounts receivable funding to businesses located throughout the United States. The sale was finalized in June 2014 (Note 3). The consolidated statements of operations and cash flows for the years ended December 31, 2014 and 2013 reflect the historical operations of Anchor as discontinued operations. The consolidated balance sheets as of December 31, 2014 and 2013 reflects amounts attributable to Anchor as assets and liabilities of discontinued operations. We have generally presented the notes to our consolidated financial statements on the basis of continuing operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company. and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly and bi-weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option or through payments of all required lease payments generally 52 weeks, for ownership. Customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales. These fees amounted to approximately $38,000 for the year ended December 31, 2014. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated by providing an allowance for all accounts in excess of four payments in arrears, adjusted for subsequent collections. FlexShopper is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Accounts receivable	$1,509,736	$119
Allowance for doubtful accounts	1,380,902	-
Accounts receivable, net	$128,834	$119

The allowance is a significant percentage of the balance because FlexShopper has not charged off any customer accounts since inception to assure that it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, the same delinquent customers will continue to accrue weekly charges until they are charged off or FlexShopper has exhausted collection efforts. FlexShopper will charge off accounts upon determining that collection is not probable.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise with a corresponding charge to cost of lease revenue. The impairment charge amounted to $527,000 for the year ended December 31, 2014. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve. The net leased merchandise balances consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Lease merchandise at cost	$6,929,509	$8,128
Accumulated depreciation	2,160,591	124
Impairment reserve	527,000	-
Lease merchandise, net	$4,241,918	$8,004

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Intangible Assets – Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years. The net patent cost balances consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Patent costs	$30,760	$30,760
Accumulated amortization	4,268	-
Patent costs, net	$26,492	$30,760

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. (Note 4)

Operating Expenses – Operating expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, advertising and other administrative expenses.

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were approximately $885,000 for the year ended December 31, 2014. Prior year advertising costs are included in discontinued operations.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding convertible preferred stock which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 6). Under such method where the Company has undistributed net income, basic earnings per common share is computed based on the total of any dividends paid per common share plus undistributed income per common share determined by dividing net income reduced by any dividends paid on common and preferred stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding preferred stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of the preferred stock are not included in such computations.

Diluted earnings per share is based on the more dilutive of the if-converted method (which assumes conversion of the preferred stock as of the beginning of the period) or the two-class method (which assumes that the preferred stock is not converted) plus the potential impact of dilutive options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  When there is a loss from continuing operations, potential common shares are not included in the computation of diluted loss per share, since they have an anti-dilutive effect.

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Twelve months ended
	December 31,
	2014	2013
Convertible preferred stock	1,984,870	1,919,573
Options	3,755,000	2,923,205
Warrants	5,115,531	3,342,504
	10,855,378	8,185,282

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards. See Note 7.

Income Taxes – Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carryforwards and temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records a valuation allowance for its deferred tax assets when management concludes that it is not more likely than not that such assets will be recognized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2014 and 2013, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Reclassifications – In addition to reclassifications related to discontinued operations referred to in Note 1, certain stockholder equity balances at December 31, 2013 have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements –

The Financial Accounting Standards Board (‘FASB”) amended the Comprehensive Income topic of the ASC in February 2013 with ASU No. 2013-02. The amendment addresses reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendment does not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendment does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance became effective for the Company in the first quarter of fiscal year 2014. This amendment did not have any effect on the Company’s financial statements.

In July 2013 the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which among other things, require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as denoted within the ASU. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard in 2014 did not have any effect on the Company’s financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 with early adoption permitted. The Company has early adopted this update in the second quarter of 2014.

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

In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

3. DISCONTINUED OPERATIONS:

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) approximately $4,445,000 which represented 110% of the total funds outstanding associated with the Portfolio Accounts which resulted in a gain of approximately $445,000 plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $342,541 for the period ended December 31, 2014. The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated. Anchor recorded a gain of $788,015 on the sale of these assets including the earnout payments received through December 31, 2014 which is included in income from discontinued operations. Future contingent earnout payments will be recorded as income when earned.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying consolidated Balance Sheets at December 31, 2014 and December 31, 2013 and consist of the following:

	December 31, 2014	December 31, 2013
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$6,500	$4,966,338
Earned but uncollected fees	-	141,077
Due from client	-	256,313
	$6,500	$5,363,728

Liabilities of discontinued operations:
Accounts payable	$-	$26,966
Accrued expenses	7,626	51,719
Due to financial institution	-	3,240,942
Deferred revenue	-	12,328
	$7,626	$3,331,955

Major classes of income and expenses related to income from discontinued operations are as follows:

	Twelve months ended
	December 31, 2014	December 31, 2013

Finance revenues	$735,357	$2,364,128
Interest expense and other fees -financial institution	(109,878)	(385,918)
Benefit (Provision) for credit losses	24,904	(62,603)
Net finance revenues	650,383	1,915,607
Operating expenses	(446,733)	(1,953,814)
Other income	153,453	-
	357,103	(38,207)
Gain on sale of discontinued assets	788,015	-
Income (loss) from discontinued operations before income taxes	$1,145,118	$(38,207)

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2014	December 31, 2013
Furniture and fixtures	2-5 years	$99,982	$64,945
Website and internal use software	3 years	1,017,103	-
Computers and software	3-7 years	355,213	251,525
		1,472,298	316,470
Less: accumulated depreciation and amortization		(420,601)	(258,391)
		$1,051,697	$58,079

Depreciation and amortization expense was $162,210 and $38,326 for the years ended December 31, 2014 and 2013, respectively.

5.  LOANS PAYABLE SHAREHOLDERS:

On March 19, 2014, upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with former CEO Morry Rubin and the other with a major shareholder and Director of the Company. Each demand Promissory Note was for $500,000 and earned interest (payable monthly) at 10% per annum. The Promissory Notes were to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth. In May 2014, these loans were converted into shares of the Company’s Common Stock at a price of $0.55 per share (Note 6). In connection therewith accrued interest amounting to approximately $4,900 was contributed to capital. On December 8, 2014, upon approval of the Board of Directors FlexShopper entered into a promissory note for $1,000,000, with a shareholder and executive of the Company. The note is payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum which amounted to $7,083. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest on March 11, 2015. ( Note 13)

6. CAPITAL STRUCTURE:

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

Each share of Series 1 Convertible Preferred Stock was convertible into 5.1 shares of the Company’s Common Stock, subject to certain anti-dilution rights. As a result of the Common Stock offering described below and the sale of Common Stock to officers and/or directors, each share of Series 1 Preferred Stock is currently convertible into 5.8 shares of the Company’s Common Stock and has voting rights of 5.877 common shares. The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time. Upon conversion, all accumulated and unpaid dividends were to be paid as additional shares of Common Stock.

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

During the year ended December 31, 2014, 34,168 preferred shares were converted into 194,758 common shares. As of December 31, 2014 there were 342,219 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 1,984,870 shares of common stock. (See Note 13)

Common Stock – The Company is authorized to issue 65,000,000 shares of $.0001 par value Common Stock. Each share of Common Stock entitles the holder to one vote at all stockholder meetings. Dividends on Common Stock will be determined annually by the Company’s Board of Directors.

During the fourth quarter of 2013, the Company raised $1,000,000 from the sale of its restricted Common Stock at $.40 per share. An aggregate of 2,500,000 shares of Common Stock were sold under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended. The Company also issued 14,493 shares to consultants for services rendered.

From May through October 2014, the Company received gross proceeds of $6,501,100 from the sale of 11,820,187 shares offered through three co-placement agents in a private placement offering at an offering price of $.55 per share under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended. In connection therewith seven year warrants to purchase 1,773,027 common shares at an exercise price of $.055 per share were issued to placement agents.

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

7. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan. In October 2009, the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares. Grants under the plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards.

Employees, directors and consultants and other service providers are eligible to participate in the Plan. Options granted under the plan vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant.

On March 24, 2014, B. Bernstein an officer and director of the Company was granted 10 year options to purchase 250,000 shares of common stock. These options vested on the date of grant.

On July 25, 2014, and October 14, 2014, two new Directors of the Company were each granted 10 year options to purchase 180,000 shares of common stock. These options vest one third annually commencing at the date of grant.

Activity in stock options for the year ended December 31, 2014 follows:

	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value	Number of shares
Outstanding at January 1, 2014	$0.85	4.05	$295,553	3,015,000
Granted	$0.80	9.43		1,121,000
Canceled	$0.46	7.50		(347,667)
Exercised	$0.35	8.45		(33,333)
Outstanding at December 31, 2014	$0.87	5.30	$757,650	3,755,000
Vested and exercisable at December 31, 2014	$0.89	4.74	$757,650	3,314,999
Vested and exercisable at December 31, 2014 and expected to vest thereafter	$0.89	5.30	757,650	3,704,400
The intrinsic value of the options exercised during 2014 was $21,666

The weighted average grant date fair value of options granted during 2014 was $0.06 per share. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

2014
Exercise price	$0.75 to $0.90
Expected life	6 years
Expected volatility	37%
Dividend yield	0%
Risk-free interest rate	1.64% to 2.70%

The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility was based on the average of historical volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company. The expected life is based on the simplified expected term calculation permitted by the SEC which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $299,700 and $49,805 for the years ended December 31, 2014 and 2013, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2014 amounted to $130,400 which is expected to be recognized over a weighted average period of 2.5 years.

8. WARRANTS:

On January 31, 2014 the expiration date of outstanding warrants issued to one of the Company’s placement agents to purchase 1,342,500 shares of the Company’s common stock at $1.10 per share, due to expire on January 31, 2014 was extended by the Company through January 31, 2018. The following information was input into BSM to compute a fair value price of $.104 for each modified warrant:

Exercise price	$1.10
Term	4 years
Expected volatility	37%
Dividend yield	0%
Risk-free interest rate	.09%

For the years ended December 31, 2014 and 2013, compensation expense of $139,620 and $1,916 respectively was recorded related to these warrants.

The following table summarizes information about outstanding stock warrants as of December 31, 2014 all of which are exercisable:

		Weighted Average
Exercise	Number	Remaining
Price	Outstanding	Contractual Life

$1.10	1,342,500	3 years
1.00	2,000,004	6 years
$0.55	1,773,027	7 years
	5,115,531

9. INCOME TAXES:

For the year ended December 31, 2014, the income tax benefit allocated to continuing operations represents the tax benefit from utilizing the loss from continuing operations to offset income from discontinued operations. A corresponding tax provision was charged to discontinued operations.

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34% as follows:

	2014	2013

Federal tax benefit at statutory rate	$(1,657,000)	$(235,000)
State tax benefit, net of federal tax	(61,000)	(10,000)
Permanent differences	(38,000)	5,000
Increase in valuation allowance	1,298,000	240,000
Benefit for income taxes	$(458,000)	$-

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:
Equity based compensation	$229,000	$102,000
Allowance for doubtful accounts	552,000	1,000
Lease merchandise	582,000	-
Net operating loss carry-forwards	1,680,000	1,660,000

Gross deferred tax assets	3,043,000	1,763,000
Valuation allowance	(3,042,000)	(1,744,000)
Net deferred tax assets	1,000	19,000
Deferred tax liabilities:
Fixed assets	(1,000)	(19,000)
	$-	$-

Based on consideration of the available evidence including historical losses a valuation allowance has been recognized to offset deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2014, the Company has federal net operating loss carryforwards of approximately $4,547,000 and state net operating loss carryforwards of approximately $3,351,000 available to offset future taxable income which expire from 2022 to 2034.

Section 382 of the Internal Revenue Code imposes a limitation on a corporation's ability to utilize net operating loss carryforwards (“NOLs”) if it experiences an “ownership change.” In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. If such a change were to occur, certain NOLs available to be used could be disallowed and an annual limitation on utilization of other NOLs would occur.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2014, federal tax returns remained open for Internal Revenue Service review for tax years after 2010, while state tax returns remain open for review by state taxing authorities for tax years after 2009. There were no federal or state income tax audits being conducted as of December 31, 2014.

10. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

On August 1, 2013, FlexShopper entered into a 39 month lease of office space providing for monthly rent of approximately $6,800. This lease agreement was amended in January 2014 to reflect a 63 month term for a larger suite in an adjoining building. Upon commencement the monthly base rent for the first year approximated $9,600 with annual three percent increases throughout the lease term.

The rental expense for the years ended December 31, 2014 and 2013 was approximately $163,500 and $58,800, respectively. At December 31, 2014, the future minimum annual lease payments are approximately as follows:

2015	$118,000
2016	121,500
2017	125,300
2018	129,000
2019	77,000
$570,800

Contingencies

On October 22, 2010, Anchor filed a complaint in the Superior Court of Stamford/Norwalk, Connecticut against the Administrators of the Estate of David Harvey (“Harvey”) to recoup a credit loss incurred by the Company’s former subsidiary, Brookridge Funding Services, LLC. Harvey was the owner of a Company that caused the credit loss and the Company is pursuing its rights under the personal guarantee that Harvey provided. The Complaint is demanding principal of approximately $485,000 plus interest and damages. On September 9, 2014, the Company received $124,774 from Harvey as a final settlement, which is included in discontinued operations.

11. EMPLOYMENT AGREEMENTS

On January 31, 2007, the Company entered into an employment agreement to retain the services of Brad Bernstein who currently serves as Chief Executive Officer and President. For fiscal 2013 and fiscal 2014, Mr. Bernstein received an annual salary of $240,000.Mr. Bernstein’s employment agreement currently expires on January 31, 2016 and will automatically renew for an additional one year unless either party notifies the other, in writing, at least 60 days prior to the expiration date of the term of such party’s intention not to renew the agreement. In the event Mr. Bernstein's services are terminated due to death or disability, Mr. Bernstein would receive six months’ severance pay. In the event Mr. Bernstein is terminated without cause, Mr. Bernstein would receive 12 months’ severance pay.

Morry F. Rubin, Chairman of the Board and former Chief Executive Officer had also entered into an employment agreement on January 31, 2007. Pursuant to the employment agreement, Mr. Rubin received compensation of $85,307 and $98,538 for 2013 and 2014, respectively. On December 29, 2014, Mr. Rubin resigned as Chief Executive Officer of our Company and agreed to terminate his employment agreement. Mr. Rubin is continuing to serve as Chairman of the Board of the Company and we have agreed to compensate Mr. Rubin by paying 50% of the health insurance premiums for him and his family under our health insurance plan.

12. FOURTH QUARTER ADJUSTMENT

In the fourth quarter of 2014, the Company capitalized $1,017,104 of website and internal use software costs and correspondingly recognized $103,222 of accumulated amortization, or a net adjustment of $913,822 of which $627,646 related to amounts expensed in prior quarters of 2014 as follows:

Quarter Ended	Amount
March 31	$158,529
June 30	233,751
September 30	235,366
$627,646

The effects of such adjustments on net loss for the prior quarters follows (unaudited):

	Quarter Ended:
Net loss:	March 31,	June 30,	September 30,
As previously reported	$(1,201,375)	$(1,244,069)	$(1,364,623)
Adjustment	158,529	233,751	235,366
As adjusted	$(1,042,846)	$(1,010,318)	$(1,129,257)
Basic and diluted loss per common share:
As previously reported	$(0.05)	$(0.05)	$(0.04)
Adjustment	0.01	0.01	0.01
As adjusted	$(0.04)	$(0.04)	$(0.03)

13. SUBSEQUENT EVENTS

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement.

In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, (the “Shares”), to certain affiliates of the Lender and other accredited investors (the “Investors”) for a purchase price of $0.55 per share.

As a result of the transactions described in the preceding paragraph, each share of Series 1 Convertible Preferred Stock is now convertible into 6.33 shares of the Company’s common stock or a total of 2,166,246 common shares. as a result of the anti-dilution rights of the Preferred Stock.

On March 26, 2015, our Lender pursuant to its rights under the transaction documents executed on March 6, 2015, nominated as a board member and the board approved effective April 1, 2015 the election of Philip Gitler. On the same date, the board approved a resolution, subject to stockholder approval and a filing of an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of Common Stock from 65 million shares to 100 million shares. Also, the board approved a 2015 Stock Option Plan identical to the existing 2007 Plan with 4,000,000 shares of its Common Stock that may be issued under the Plan. The 2015 Plan is subject to approval of an increase in the number of shares of authorized Common Stock described above and stockholder approval within 12 months.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2014.

Item 9.B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of FlexShopper's executive officers and directors as of the date of this Form 10-K are listed below.

Name	Age	Position
Morry F. Rubin	55	Chairman of the Board and Co-Founder

Brad Bernstein	49	Chief Executive Officer, President, Director and Co-Founder

T. Scott King	62	Director

Carl Pradelli	48	Director

Frank Matasavage	59	Chief Financial Officer

Philip Gitler (1)	41	Director

_________________

(1)	Mr. Gitler was appointed to the Board on March 26, 2015 with an effective date of April 1, 2015.

Effective April 1, 2015, the Board of Directors consists of five members. The terms of all directors expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

Biographical Information of Officers and Directors

Morry F. Rubin has been a director of FlexShopper since January 31, 2007 and served as Chief Executive Officer from January 2007 through December 2014. Mr. Rubin served as Co-Chairman of the Board since January 2007 and as Chairman of the Board since December 2014. Previously, Morry F. Rubin served as Chairman, Chief Executive Officer and principal owner of Preferred Labor LLC which completed the sale if its business in April 2007. On January 31, 2007, Mr. Rubin became an employee of FlexShopper and is devoting such time to the affairs to FlexShopper as is necessary for the performance of his duties. Prior to his involvement with Preferred Labor, Mr. Rubin was President, Chief Executive Officer, Treasurer and a director of ATC Group Services, Inc. (“ATC”), a publicly held company, from 1988 to 1998. In January 1998, ATC was sold to a financial investor group for approximately $160 million. Mr. Rubin was also President, Chief Executive Officer and Treasurer of Aurora Environmental, Inc. from May 1985 to June 1995, and was a director of Aurora from September 1983 to June 1995. In 1995, Morry Rubin was selected as a finalist for the Ernst & Young Entrepreneur of the Year under 40 Award for the New York City Region. From 1981 to 1987, Mr. Rubin was employed in sales and as director of acquisitions for Staff Builders, Inc., a publicly held company engaged in providing temporary personnel in the healthcare, light industrial and clerical fields. Mr. Rubin has over 25 years of management experience and serving on board of directors of various entities. Mr. Rubin has expertise in mergers and acquisitions and in the successful integration of acquired companies. All of these management and financial skills have allowed him to provide significant leadership and vision to the board of directors.

Brad Bernstein is a director, co-founder, Chief Executive Officer and President of FlexShopper. Mr. Bernstein served as Chief Financial Officer of the Company from January 2007 through December 2014 at which time he became Chief Executive Officer. Previously, Mr. Bernstein was employed by Preferred Labor LLC from March 1999 through January, 2007. Mr. Bernstein served Preferred as its Chief Financial Officer and later as its President. On January 31, 2007, Mr. Bernstein became a full-time employee of FlexShopper. Before joining Preferred Labor he was a partner of Miller, Ellin Consulting Group, LLP. Mr. Bernstein’s clients included major commercial and investment banks, asset based lenders and alternative finance companies. These institutions relied on his ability to oversee due diligence engagements and evaluate a company’s financial performance, its internal control structure and the quality of its assets before making investments or loans. Mr. Bernstein has used his banking relationships to raise debt and negotiate and structure financing for companies. Mr. Bernstein brings to the board his financial and business expertise as a Certified Public Accountant. Mr. Bernstein received a Bachelor of Arts degree from Columbia University.

Carl Pradelli has been a director since July 2014. Mr. Pradelli has been President, CEO, co-founder and a director since 2002 of Nature City LLC. Nature City is a developer and direct to consumer marketer of premium dietary supplements. Nature City principally markets via direct mail and e-commerce channels. From 2002 through 2011, Mr. Pradelli served as President, CEO and co-founder of Advanced Body Care Solutions, a company which marketed health and beauty products using direct response television. Previously, he was employed by Donaldson, Lufkin & Jenrette, which was acquired in 2000 by Credit Suisse First Boston at which time he was serving as a Senior Vice President. Mr. Pradelli has served as a director of Duane Reade, Inc. and on its compensation and governance committees. Mr. Pradelli received his MBA from Wharton Business School at the University of Pennsylvania and his BS in Finance and Accounting from Stern School of Business at New York University. Mr. Pradelli brings to the Board his financial and business experience as well as serving as a director of Duane Reade and as a member of its board committees, making him an ideal candidate to serve as an independent director and as a financial expert on our Board of Directors.

T. Scott King has been a director since November 2014. From April 2014 through September 2014, Mr. King served as Interim Chief Executive Officer of Gordmans Stores, Inc. (traded on NASDAQ under the symbol GMAN), an Omaha based apparel and home décor retailer with 99 stores. Mr. King has also served as Gordmans Chairman of the Board. From 2003 through 2014, Mr. King served as Senior Managing Director of Operations of Sun Capital Partners, a Boca Raton based private equity firm with an excess of $10 billion under management. From 1999 through 2003, he served as President and Chief Executive Officer of Waterlink Inc. (traded on the NASDAQ under the symbol WLK), an Ohio based, international provider of water and waste water solutions. Prior to that time he was employed for approximately 20 years with Sherwin-Williams Company, an international manufacturer and retailer of paint and coatings. Mr. King served on the Board of Directors of The Limited, ShopKo, Furniture Brands Inc. and Boston Market. He also serves on the Board of Advisors of State University of NY at Oswego, School of Business, where he received his B.A. Degree in Business. Mr.King brings to the Board his financial and business experience as well as serving as a director on various Boards of Directors of public entities, making him an ideal candidate to serve as an independent director and as a financial expert on our Board of Directors.

Frank Matasavage, has been Chief Financial Officer of the Company since December 2014 and previously served as the Registrant’s Controller since 2014. Mr. Matasavage previously worked at FriendFinder Networks Inc. a publically traded internet technology and entertainment company from 2004 thru 2013.  Mr. Matasavage has 30 years’ experience as a Chief Financial Officer and Controller in a variety of public and non-public corporations. Mr. Matasavage also brings to the position his financial and business expertise as a Certified Public Accountant. Mr. Matasavage received a Bachelor of Arts degree from the College of the Holy Cross.

Philip Gitler, will become a director of the Company April 1, 2015. Mr. Gitler is a managing director at Waterfall Asset Management, LLC, an investment adviser focused on structured credit and whole loans. Prior to joining Waterfall in 2013, Mr. Gitler was managing member of PMG Advisors LLC which he founded in 2012. PMG Advisors LLC consulted with finance companies and investors in the structured credit market. Previously, Mr. Gitler was a Vice President at Goldman Sachs & Co. where he joined in 2005 and focused on asset and principal financings and advisory services with his clients which included specialty finance, auto and equipment finance and leasing companies of various sizes. Prior to joining Goldman Sachs, Mr. Gitler worked at Merrill Lynch & Co. where he joined in 1996 and held several positions in its investment banking and capital markets groups focused on asset and lease financing and securitization. Mr. Gitler received a Bachelor of Science degree in finance from the Pennsylvania State University and an M.B.A. from The Wharton School, University of Pennsylvania.. Mr. Gitler was appointed to the Board of Directors as a result of the transaction documents executed with our institutional lender described under Item 13.

Key Employees

In July 2013, FlexShopper hired Justin Metzl as Vice President of eCommerce, a non-executive officer position. Mr. Metzl leads overall eCommerce strategy including marketing, user experience, product management, web analytics, search engine marketing, e-mail marketing, mobile and social media. Prior to joining FlexShopper, Mr. Metzl was Director of User Experience I eCommerce for five years at TigerDirect.com (Ranked Internet Retailer Top-25 largest eCommerce sites). He managed, defined and designed the online user experience, eCommerce strategy, alb/multivariate testing strategy, personalization and product recommendations, mobile strategy and socialmedia initiatives. Before TigerDirect, Mr. Metzl was Director of eCommerce for seven years at Alienware (a Dell Subsidiary). Mr. Metzl brings over 12 years of web & eCommerce experience in B2C and B2B to drive revenue, improve conversion and satisfy the overall customer experience. Mr. Metzl attended Virginia Polytechnic Institute and State University and majored in Management Science and Information Technology.

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

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full board for oversight. These risks include, without limitation, the following:

•	risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation;
•	risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters;
•	risks and exposures relating to corporate governance; and management and director succession planning; and
•	risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

We currently have a Chairman of the Board who presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are entirely separated. FlexShopper has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer.

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

Independent Directors

Currently, T. Scott King and Carl Pradelli are each deemed by management to be an “independent director” and “Financial Expert” of FlexShopper. Philip Gitler, whose appointment to the board is effective April 1, 2015, is a nominee to the board through the Company’s transaction documents with our institutional lender as described under “Item 13.” Mr. Gitler would have been considered an independent director, except for his relationship and affiliation with our institutional lender.

Lack of Committees

As of the date of this Form 10-K, FlexShopper has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors.

Code of Ethics

We have in place a Code of Ethics for Senior Financial Officers (the "Code of Ethics") that applies to all of our executive officers. The code of ethics is designed to deter wrongdoing and promote:

• honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

• full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make;

• compliance with applicable governmental laws, rules and regulations;

• the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics; and

• accountability for adherence to the Code of Ethics.

We intend to disclose any amendments to or waivers of a provision of the Code of Ethics by posting such information on our website available at www.exactsciences.com and/or in our public filings with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file.  During fiscal year 2014, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge, except that T. Scott King and Carl Pradelli each filed a Form 3 and Form 4 late in 2014 due to the time delays incurred in obtaining individual SEC edgar codes required to make the required filings.

Item 11.  Executive Compensation.

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2014 and 2013 by (1) each person who served as the principal executive officer of FlexShopper or its subsidiaries during fiscal year 2014; (2) our most highly compensated (up to a maximum of two) executive officers as of December 31, 2014 with compensation during fiscal year ended 2014 of $100,000 or more; and (3) those two individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of us as of December 31, 2014.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)(3)	Total ($)
Morry F. Rubin	2014	$86,538	$-0-	$-0-	$-0-	$-0-	$--	$12,000	$98,538
Former CEO(4)	2013	$67,308	$-0-	$-0-	$-0-	$-0-	$-0-	$18,000	$85,308

Brad Bernstein	2014	$240,000	$-0-	$-0-	$103,250	$-0-	$-0-	$12,000	$343,250
CEO and President	2013	$240,000	$-0-	$-0-	$-0-	$-0-	$-0-	$12,000	$252,000

Frank Matasavage	2014	$120,462	$--	$--	$12,655	$--	$--	$--	$133,117
CFO	2013	$--	$--	$--	$--	$--	$--	$--	$--

____________________

(1) Topic 718 requires FlexShopper to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based restricted stock awards and options, FlexShopper will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from FlexShopper except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, FlexShopper relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3) Includes compensation for service as a director described under Director Compensation, below.

(4) Does not include monies paid to Mr. Rubin on an investment in FlexShopper as described under "Certain Transactions."

For a description of the material terms of each named executive officers’ employment agreement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of FlexShopper. See section below entitled “Employment Agreements.”

No outstanding common share purchase option or other equity-based award granted to or held by any named executive officer in the past two fiscal years were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding, exercisable and/or vested as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercis-able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of un-earned Shares, Units or Other Rights that have not Vested
Morry F. Rubin	650,000	-0-	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	-0-	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Morry F. Rubin	250,000	-0-	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A
Brad Bernstein	950,000	-0-	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	-0-	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	-0-	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	-0-	-0-	0.70	03/24/2024	-0-	N/A	-0-	N/A
Frank Matasavage	-0-	25,000	-0-	.75	01/20/2024	-0-	N/A	-0-	N/A
Frank Matasavage	3,333	6,667	-0-	.70	12/29/2024	-0-	N/A	-0-	N/A

Employment Agreements

On January 31, 2007, we entered into an employment agreement to retain the services of Brad Bernstein (“Bernstein”) as President. Mr. Bernstein currently serves as Chief Executive Officer. FlexShopper pays Mr. Bernstein a fixed base salary $240,000 during each year of his Employment Term. The Board may periodically review Mr. Bernstein’s Base Salary and may determine to increase (but not decrease) the Base Salary, in accordance with such policies as FlexShopper may hereafter adopt from time to time, if it deems appropriate. The following summarizes the employment agreement of Mr. Bernstein.

•	The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. In December 2014, the Agreement renewed for one additional year through the close of business on January 31, 2016;
•	Mr. Bernstein is required to devote his full business time and efforts to the business and affairs of FlexShopper. Mr. Bernstein is entitled to indemnification to the full extent permitted by law. Mr. Bernstein is subject to provisions relating to non-compete, non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter (other than for termination without cause or by Mr. Bernstein for good reason).
•	Mr. Bernstein is entitled to participate in such our benefit and other compensatory or non-compensatory plans that are available to similarly situated executives of FlexShopper and is entitled to be reimbursed for up to $25,000 of medical costs not covered by FlexShopper’s health insurance per year.
•	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Bernstein with disability insurance benefits of at least 60% of his gross Base Salary per month. In the event of Mr. Bernstein’s disability, Mr. Bernstein and his family shall continue to be covered by all of our executive welfare benefit plans at our expense, to the extent such benefits may, by law, be provided, for the lesser of the term of such disability and 24 months, in accordance with the terms of such plans; and
•	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Bernstein with life insurance benefits in the amount of at least $500,000. In the event of Mr. Bernstein’s death, his family shall continue to be covered by all of our executive welfare benefit plans, at our expense, to the extent such benefits may, by law, be provided, for 12 months following Mr. Bernstein’s death in accordance with the terms of such plans.

Termination of Employment

Mr. Bernstein’s employment with FlexShopper may be terminated by mutual agreement. The following description summarizes his severance pay (exclusive of base salary, car allowances and benefits due up to the date of termination), if any, in the event of termination (other than by mutual agreement) and the treatment of his options:

Termination for Cause.  In the event of any termination for cause (as defined in the agreement), Mr. Bernstein shall not receive any severance pay and any and all stock options granted to him shall terminate according to their terms of grant with any such vested options being exercisable for the shorter of (i) 90 days from the date of termination and (ii) the exercise term of each relevant option grant.

Termination for Disability or Death.  In the event of termination for disability (as defined in the agreement) or death, Mr. Bernstein shall receive all bonuses then earned, six months’ severance pay in the case of death, and the acceleration of certain options.  Such options may be exercised for the longer of (i) 12 months from the date of the date of termination and (ii) the exercise term of each relevant option grant.

Termination without Cause. Mr. Bernstein’s employment with FlexShopper may be terminated by us, in the absence of Cause and by Mr. Bernstein for Good Reason (as defined in the agreement). In such event, Mr. Bernstein shall receive 12 months’ severance pay, targeted bonuses, continuation of certain benefits and full vesting of all options. Such options may be exercised for the longer of (i) 12 months from the date of termination and (ii) the exercise term of each relevant option grant.

Voluntary Resignation. Mr. Bernstein’s employment with FlexShopper may be terminated by him without Good Reason. In such event, Mr. Bernstein shall not receive any severance pay and unless termination occurs in the first year of employment, all vested options shall be retained by him for the full exercise term of each relevant option.

Option Grants

Mr. Bernstein is eligible to receive stock options and other compensation as determined at the discretion of the board. See “Executive Officer Outstanding Equity Awards” above for a description of outstanding options granted to Mr. Bernstein.

Termination of Employment Agreement with Morry F. Rubin

On December 29, 2014, Mr. Morry F. Rubin resigned as Chief Executive Officer of our company and agreed to terminate his employment agreement. Mr. Rubin is continuing to serve as Chairman of the Board of our company and we have agreed to compensate Mr. Rubin by paying 50% of the health insurance premiums for him and his family under our health insurance plan. Mr. Rubin’s employment agreement had contained provisions similar but not identical to those of Mr. Bernstein’s with the primary difference being the amount of compensation being paid to Mr. Rubin. See Summary Compensation Table above for a description of the compensation paid to Mr. Rubin for the last two fiscal years.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on FlexShopper.

DIRECTOR COMPENSATION

Cash Fees and Options

As of the date of this Form 10-K, FlexShopper has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors, although it intends to establish an audit, compensation and corporate governance committee in the near future. George Rubin, a former director until December 29, 2014 is receiving reimbursement of health and dental insurance for him and his wife through December 31, 2015. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On July 25, 2014, we granted Carl Pradelli options to purchase 180,000 shares, exercisable at $.89 per share from the vesting date through July 25, 2024, with one-third vesting on July 25, 2014, one-third vesting on July 25, 2015 and a third vesting on July 25, 2016. In November 2014, we granted T. Scott King options to purchase 180,000 shares, exercisable at $.70 per share from the vesting date through November 13, 2024, with one-third vesting on November 13, 2014, one-third vesting on November 13, 2015 and a third vesting on November 13, 2016. In the event that a director is no longer serving on the Board of Directors, the director has 90 days to exercise all vested options. Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or compensation committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meetings.

2014 Director Compensation

The following table shows the overall compensation earned for the 2014 fiscal year with respect to each non-employee and non-executive director of FlexShopper as of December 31, 2014.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($) (2)	Total ($)
Paul B. Healy, Former Director	$9,500	$-0-	$-0-	$-0-	$-0-	$-0-	$9,500

George Rubin, Former Director (3)	$9,500	$-0-	$-0-	$-0-	$-0-	$7,400	$16,900

Carl Pradelli, Director	$3,700	$54,540	$-0-	--	--	--	$58,240-

T. Scott King Director	$2,600	$45,360	$-0-	--	--	--	$47,960

(1)	Topic 718 requires FlexShopper to determine the overall full grant date fair market value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested. As a general rule, for time-in-service-based restricted stock awards and options, FlexShopper will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option. For a description of Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included herein.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from FlexShopper except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, FlexShopper relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(3)	All other compensation includes the payment of health insurance which is not provided to other non-employee directors. Mr. Rubin's compensation excludes monies earned as an investor. See "Certain Transactions" for a description of certain transactions involving George Rubin.

Indemnification; Director and Officer Liability Insurance

FlexShopper has agreed to indemnify (and advance the costs of defense of) each director (and his legal representatives) to the fullest extent permitted by the laws of the state in which FlexShopper is incorporated, as in effect at the time of the subject act or omission, or by the Certificate of Incorporation and Bylaws of FlexShopper, whichever affords greater protection to each director, and both during and after termination (for any reason). FlexShopper shall cause each director to be covered under a directors and officers' liability insurance policy for his acts (or non-acts) as an officer or director of FlexShopper or any of its affiliates. Such policy shall be maintained by FlexShopper at its expense in an amount of at least $5 million during the term each director serves FlexShopper (including the time period of coverage after each director’s service terminates for any reason whatsoever). In the event of any litigation or other proceeding between FlexShopper and a director with respect to enforcement of a director’s rights to indemnification and director and officer liability insurance and such litigation or proceeding results in final judgment or order in favor of the Director, which judgment or order is substantially inconsistent with the positions asserted by FlexShopper in such litigation or proceeding, the losing party shall reimburse the prevailing party for all of his/its reasonable costs and expenses relating to such litigation or other proceeding, including, without limitation, his/its reasonable attorneys' fees and expenses.

2007 Omnibus Equity Compensation Plan

On January 31, 2007, the Board adopted our 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan. In October 2009, FlexShopper's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares. The following table shows the amounts that have been granted under the Plan as of December 31, 2014 to named executive officers, directors and others:

2007 Omnibus Equity Compensation Plan
Name and Position	Number of Options		Dollar Value (1)

Morry F. Rubin, Former Chief Executive Officer	1,150,000	(1)	$302,500

Brad Bernstein, Chief Executive Officer	1,700,000	(1)	$352,500

Frank Matasavage	35,000		$1,000

Executive Group (three persons)	2,885,000	(1)	$656,000

Non-Executive Director Group (two persons)	360,000	(1)	$21,600

Non-Executive Officer Employee Group	510,000	(1)	$80,050

(1)	The dollar value of these options is based upon the fair market value of our Common Stock as of the close of business on December 31, 2014 of $1.00 per share, less the exercise price of each respective option.

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

Amendment and Termination of Plan

The Board may amend, alter or discontinue the Plan at any time; provided, however, that the Board may not amend the Plan without stockholder approval if such approval is required in order to comply with the Internal Revenue Code or applicable laws or to comply with applicable stock exchange requirements. The Plan will terminate on the day immediately preceding the tenth anniversary of the Plan’s effective date, unless the Plan is terminated earlier by the Board or is extended by the Board with the approval of the stockholders.

Grants

Grants made under the Plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights or “SARs,” stock awards, stock unit awards, dividend equivalents and other stock-based awards. Each grant is subject to the terms and conditions set forth in the Plan and to those other terms and conditions specified by the Committee and memorialized in a written grant agreement between our Company and grant recipient (the “Grant Instrument”).

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

Effects of Termination of Service with our Company

Generally, unless provided otherwise in the Grant Instrument, the right to exercise any option or SAR (described below) terminates 90 days following termination of the participant’s relationship with FlexShopper for reasons other than death, disability or termination for “cause” as defined in the Plan. If the participant’s relationship with us terminates due to death or disability, unless provided otherwise in the Grant Instrument, the right to exercise an option or SAR will terminate the earlier of one year following such termination or the original expiration date. If the participant’s relationship with us is terminated for “cause” any option or SAR not already exercised will automatically be forfeited as of the date such termination.

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

Other Stock-Based Awards

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

Change of Control of FlexShopper

In the event of a Change of Control, as that term is defined in the Plan, of our Company, the Committee has discretion to, among other things, accelerate the vesting of outstanding grants, cashout outstanding grants or exchange outstanding grants for similar grants of a successor company. A Change of Control of our Company will be deemed to have taken place upon:

•	the acquisition by any person of direct or indirect ownership of securities representing more than 50% of the voting power of our then outstanding stock;
•	a consolidation or merger of our Company resulting in the stockholders of FlexShopper immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event;
•	the sale of substantially all of our assets; or
•	the liquidation or dissolution of our Company.

2015 Omnibus Equity Compensation Plan

On March 26, 2015, the Board adopted the 2015 Omnibus Equity Compensation Plan, subject to stockholder approval of an increase in our authorized number of shares of Common Stock, to 100 million shares and stockholder approval of the 2015 Plan within one year of March 26, 2015. The number of shares under the Plan is 4 million shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 19, 2015, we have 52,015,322 shares of Common Stock and 342,219 shares of Series 1 Preferred Stock issued and outstanding. In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 common shares, but is convertible into 6.33 common shares. Accordingly, the 342,219 shares of Series 1 Preferred Stock are convertible into 2,166,246 shares of Common Stock with the equivalent voting rights of 1,980,661 common shares. The following table sets forth information regarding the economic ownership of our company Common Stock by:

•	each of our stockholders who is known by us to beneficially own more than 5% of our Common Stock;

•	each of our executive officers;

•	each of our directors; and

all executive officers and directors as a group.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if the individual has the power to vote and/or dispose of shares. This power can be sole or shared, and direct or indirect. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person are counted as outstanding in such cases where the option holder may exercise the options within 60 days of the date hereof. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table below, each person named in the table has sole voting and dispositive power with respect to the shares set forth opposite that person’s name. (Note: All addresses of the Company’s officers and directors and Marc Malaga are c/o FlexShopper, Inc. at 2700 North Military Trail, Ste. 200, Boca Raton, FL 33431.)

Name and address of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Morry F. Rubin (1)	6,980,431	13.0

George Rubin (1)	4,896,931	9.3

Ilissa and Brad Bernstein (2)	3,700,000	6.9

T. Scott King (3)	60,000	*

Carl Pradelli (4)	247,500	*

All officers and directors as a group (five persons) (5)	15,622,862	27.7

Buechel Family Ltd Partnership (6)	1,644,095	3.1

Buechel Patient Care Research & Education Fund (7)	1,293,462	2.4

Marc Malaga (8)	3,263,408	6.1

Waterfall Asset Management, LLC (9)	14,545,455	28.0

_________________

*Represents less than 1% of the outstanding shares.

(1)	Morry Rubin’s beneficial ownership includes 4,901,759 shares of Common Stock and options/warrants to purchase 1,816,672 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 3,968,259 shares of Common Stock and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts and warrants to purchase 666,672 shares.

(2)	Of the 3,700,000 shares beneficially owned by them, 2,000,000 common are owned by Ilissa Bernstein, Brad Bernstein’s wife. The remaining 1,700,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes vested options to purchase 60,000 shares of Common Stock.

(4)	Includes options to purchase 60,000 shares, 62,500 shares owned in trust and 125,000 shares in a limited liability company owned by Mr. Pradelli and his spouse.

(5)	Includes 11,319,518 shares of Common Stock and all options and warrants (described in (1) through (4) above) to purchase an aggregate of 4,303,344 shares.

(6)	Includes 1,442,725 shares of Common Stock and 31,812 Preferred shares convertible into 201,370 shares of Common Stock. The Buechel Family Ltd Partnership is a Family Partnership, the General Partner of whom is Frederick Buechel. This partnership is being shown in the table since it may be deemed to be under common control of Dr. Frederick Buechel, who is also a principal of the Buechel Patient Care Research & Education Fund referenced in footnote (7). The address for this investor is c/o Fordham Financial Management, Inc., 17 Battery Place South, Suite 643, New York, NY 10004.

(7)	Includes 1,092,725 shares of Common Stock and 31,712 Preferred shares convertible into 200,737 shares of Common Stock. The Buechel Patient Care Research & Education Fund is a 501(c)(3) organization, the principals of which are Drs. Frederick Buechel Sr. and Jr. and Mr. Mark Buechel. This education fund is being shown in the table since it may be deemed to be under common control of Dr. Frederick Buechel who is the general partner referenced in footnote (6) of the Buechel Family Ltd Partnership. The address for this investor is c/o Fordham Financial Management, Inc., 17 Battery Place South, Suite 643, New York, NY 10004.

(8)

Includes 1,914,941 common shares, warrants to purchase 666,672 shares, options to purchase 250,000 shares and 431,795 shares of Common Stock issuable upon conversion of 68,214 shares of Series 1 Preferred Stock.Waterfall Eden Master.

(9)

Waterfall Eden Master Fund, Ltd. owns 7,882,774 shares of Common Stock, or approximately 15.2% of the outstanding shares of Common Stock. Waterfall Delta Offshore Master Fund, LP owns 4,420,646 shares of Common Stock, or approximately 8.5% of the outstanding shares of Common Stock. Waterfall Delta GP, LLC, as general partner of Waterfall Delta Offshore Master Fund, LP, may be deemed to share beneficial ownership of the shares owned by Waterfall Delta Offshore Master Fund, LP. Waterfall Sandstone Fund, LP owns 2,242,035 shares of Common Stock, or approximately 4.3% of the outstanding shares of Common Stock. Waterfall Sandstone GP, LLC, as general partner of Waterfall Sandstone Fund, LP, may be deemed to share beneficial ownership of the shares owned by Waterfall Sandstone Fund, LP. Waterfall, as the investment adviser to the Waterfall Funds, and Messrs. Capasse and Ross, as members of Waterfall, may be deemed to share beneficial ownership of the 14,545,455 shares of Common Stock owned by the Waterfall Funds, or approximately 28.0% of the outstanding shares of Common Stock. Because of the relationships described above, the Reporting Persons may be deemed to constitute a “group” within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934, as amended, and as such, each member of the group could be deemed to beneficially own, in the aggregate, all of the shares of Common Stock held by members of the group. The Reporting Persons do not admit that they constitute a group within the meaning of Rule 13d-5. Each of the Reporting Persons disclaims beneficial ownership of the shares of Common Stock referred to herein that such Reporting Person does not hold directly. Waterfall and Messrs. Capasse and Ross share the power to vote and direct the disposition of the shares owned by the Waterfall Funds. Waterfall Delta GP, LLC may be deemed to share the power to vote and direct the disposition of the shares owned by the Waterfall Delta Offshore Master Fund, LP, and Waterfall Sandstone GP, LLC may be deemed to share the power to vote and direct the disposition of the shares owned by Waterfall Sandstone Fund, LP. The address for each of the Waterfall associated companies is c/o Waterfall Management, LLC, 1140 Avenue of the Americas, 7th Floor, New York, NY 10036. This information has been obtained from a Schedule 13-D filed by Waterfall with the SEC on March 15, 2015.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2014 and relates to our 2007 Plan described elsewhere herein pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity Compensation Plans covering 4,200,000 shares	3,755,000	$.87	445,000

Item 13. Certain Relationships and Related Transactions and Director Independence.

Due to Institutional Lender/Personal Guarantees of Messrs. M. Rubin and Bernstein

On November 8, 2011, Anchor entered into a Rediscount Credit Facility with a commercial bank that was effective November 30, 2011 and replaced its prior credit facility. The facility was repaid and terminated with the sale of Anchor Assets between April and June, 2014. The maximum amount that could be borrowed under the facility was $10 million, and the Bank advanced up to 80% of Anchor's advances to its clients. Anchor paid interest on advances monthly at the 90 Day Libor Rate plus 6.25% and various other monthly fees as defined in the agreement. The agreement required that Anchor maintain at all times a ratio of debt to tangible net worth of no more than four to one (4:1). The agreement contained customary representations and warranties, events of default and limitations, among other provisions. The agreement was collateralized by a first lien on all Anchors' assets. FlexShopper’s President and CEO had provided validity guarantees to the Bank. Anchor owed this financial institution $3,240,942 as of December 31, 2013 and $-0- as of December 31, 2014.

Related Party Notes

FlexShopper entered into a promissory Note for $1,000,000, with a shareholder and executive of the Company. The note is payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum which amounted to $7,083 for the year ended December 31, 2014. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest on March 11, 2015. (See Note 13)

2014 Private Placement Offering

 From May 8, 2014 through October 2014, FlexShopper received gross proceeds of $6,501,101 from the sale of 11,820,187 shares offered through three co-placement agents in a private placement offering at an offering price of $.55 per share. The foregoing excludes the issuance at the final closing date of October 9, 2014 of seven year warrants to purchase 15% of the number of shares sold in the offering, which warrants were issued to the placement agents to purchase 1,773,027 shares, each at an exercise price of $.55 per share.

In addition, pursuant to the terms of the private placement offering, George Rubin and Morry F. Rubin, officers, directors and founders of FlexShopper, each completed the funding of their $500,000 loan to FlexShopper and converted these loans into shares of FlexShopper’s Common Stock at the same offering price per share as that paid by investors in the offering. An aggregate of 1,818,182 shares of FlexShopper’s Common Stock were issued to the Rubins from the conversion of their notes totaling $1,000,000.

2015 Credit and Equity Financings

On March 6, 2015, FlexShopper, Inc. (“FlexShopper”), through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (the “Credit Agreement”) with WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC (“Waterfall”), and certain other lenders thereunder from time to time (collectively, the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on the Borrower’s cash on hand and the Amortized Order Value of the Borrower’s Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to the Borrower, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. For the term of the Credit Agreement, FlexShopper and its subsidiaries may not incur additional indebtedness (other than certain indebtedness expressly permitted under the Credit Agreement) without the permission of the Lender. Waterfall and its affiliates will have a right of first refusal on certain subsequent FlexShopper transactions involving leases or other financial products during the term of the Credit Agreement and up to three months following the termination thereof.

Pursuant to the Credit Agreement, amounts borrowed by the Borrower will bear interest at the rate of LIBOR plus a mid-teen percent per annum, and a small non-usage fee will be assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after the closing of the facility.

The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of the Borrower in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against the Borrower and bankruptcy events. If an event of default occurs and is continuing, the Lender may, among other things, terminate any remaining commitments available to the Borrower, declare all outstanding principal and interest immediately due and payable and enforce any and all liens created in connection with the Credit Agreement. In connection with the closing under the Credit Agreement, the Company will pay placement agent fees totaling $850,000.

In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, par value $0.0001 per share (the “Shares”), to certain affiliates of Waterfall and other accredited investors (the “Investors”) for a purchase price of $0.55 per share (the “Equity Purchases”). The Shares were placed pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The Shares were not registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration requirements.

In connection with the issuance of the Shares to the Investors, on March 6, 2015, FlexShopper entered into Investor Rights Agreements with certain of the Investors. The Investor Rights Agreement entered into with affiliates of Waterfall provides that, so long as the those Investors beneficially own at least 10% of FlexShopper common stock then issued and outstanding, Waterfall will have the right to nominate one director to the FlexShopper Board of Directors (the “Board”). Upon the closing of the Equity Purchases, those Investors beneficially own more than 10% of FlexShopper common stock then issued and outstanding and thus are entitled to nominate one director to the Board. On March 26, 2015, the Board of Directors elected Philip Gitler to the board as a nominee of the Lender effective April 1, 2015. The Investor Rights Agreement with affiliates of Waterfall also entitles those Investors to certain demand registration rights and certain preemptive rights on future sales of equity securities of FlexShopper. The Waterfall Investor Rights Agreement and the Investor Rights Agreements entered into with other Investors entitle all Investors to certain piggyback registration rights.

Independent Directors

Currently, FlexShopper has no audit, compensation, corporate governance, nominating or other committee of the Board of Directors. Under the NASDAQ definition, an “independent director” means a person other than an officer or employee of FlexShopper or its subsidiaries or any other individuals having a relationship that, in the opinion of FlexShopper’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board’s discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by FlexShopper; (2) has not (or whose immediate family members have not) been paid more than $120,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling stockholder or executive officer of an organization which FlexShopper made, or from which FlexShopper received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of FlexShopper has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of FlexShopper’s outside auditor. Currently, T. Scott King and Carl Pradelli are each deemed by management to be an “independent director” and “Financial Expert” (as defined herein under “Lack of Committees”) of FlexShopper. Mr. Gitler would have been considered an independent director, except for his relationship and affiliation with our institutional lender.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

During fiscal 2013, the aggregate fees billed for professional services rendered by Scott and Company LLC (the “Independent Auditors”) for the 2012 audit of the Company's annual consolidated financial statements totaled approximately $49,500, excluding expenses.  During fiscal 2014, the aggregate fees billed for professional services rendered by Scott and Company LLC for the 2013 audit of the Company’s annual consolidated financial statements totaled approximately $54,450, excluding expenses. The audit fees for the 2014 audit of the Company’s annual financial statement rendered by EisnerAmper LLP is anticipated to be $55,000.

Financial Information Systems Design and Implementation Fees

During 2014 and 2013, there were no fees billed for professional services by Scott and Company LLC, rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

All Other Fees

During 2013, there were $24,000 in fees, excluding expenses, billed for professional services rendered by Scott and Company, LLC for review of the Company’s quarterly filings with the Securities and Exchange Commission.  During fiscal year 2014, there were $17,000 in fees billed for professional services rendered by Scott and Company LLC for review of the Company's first two quarterly filings with the Commission. During fiscal 2014, there was $10,000 in fees billed for professional services rendered by EisnerAmper LLP for review of the Company’s quarterly filings for the third quarter of 2014. In the first quarter of 2015, the Company paid $10,000 to Scott and Company, LLC for their review and the issuance of its consent which was filed with the S-1 Registration Statement which is currently pending with the Securities and Exchange Commission.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)   Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2014 and 2013:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

Consolidated Notes to Financial Statements

Exhibits

The following exhibits are all previously filed in connection with our Form 10-SB , as amended, unless otherwise noted

2.1	Exchange Agreement
3.1	Certificate of Incorporation-BTHC,INC.
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc.
3.3	Certificate of Amendment
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws
4.1	Placement Agent Warrant issued to Fordham Financial Management on October 9, 2014(13)
4.2	Placement Agent Warrant issued to Paulson Investment Company, Inc. on October 9, 2014(13)
4.3	Placement Agent Warrant issued to Spartan Capital Securities, LLC on October 9, 2014(13)
10.1	Directors’ Compensation Agreement-George Rubin
10.2	Employment Contract-Morry F. Rubin
10.3	Employment Contract-Brad Bernstein
10.4	Agreement-Line of Credit
10.5	Fordham Financial Management-Consulting Agreement
10.6	Facilities Lease – Florida
10.7	Facilities Lease – North Carolina
10.8	Loan and Security Agreement (1)
10.9	Revolving Note (1)
10.10	Debt Subordination Agreement (1)
10.11	Guaranty Agreement (Morry Rubin) (1)
10.12	Guaranty Agreement (Brad Bernstein)(1)
10.13	Continuing Guaranty Agreement (1)
10.14	Pledge Agreement (1)
10.16	Asset Purchase Agreement between Anchor and Brookridge Funding LLC (2)
10.17	Senior Credit Facility between Anchor and MGM Funding LLC (2)
10.18	Senior Credit Facility Guarantee - Michael P. Hilton and John A. McNiff III (4)
10.19	Employment Agreement - Michael P. Hilton (4)
10.20	Employment Agreement - John A. McNiff (4)
10.21	Accounts Receivable Credit Facility with Greystone Commercial Services LP (3)
10.22	Memorandum of Understanding - Re: Rescission Agreement (5)
10.23	Rescission Agreement and Exhibits Thereto (5)
10.24	Termination Agreement by and between Brookridge Funding Services LLC and MGM Funding LLC.(5)
10.25	First Amendment to Factoring Agreement (6)
10.26	Promissory Note dated April 26, 2011 between Anchor Funding Services, Inc. and MGM Funding, LLC (7)
10.27	Rediscount Facility Agreement with TAB Bank (8)
10.28 10.29	Form of Validity Warranty to TAB Bank (8) Amendment to Employment Agreement of Morry F. Rubin (10)
10.30	Asset Purchase Agreement dated April 30, 2014 *
10.31	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC. (14)
10.32	Investor Rights Agreement, dated as of March 6, 2015, by and among FlexShopper, Inc., the Management Stockholders and affiliates of Waterfall (14)
10.33	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among FlexShopper, Inc. and the Investors party thereto (14)
10.34	January 2014 amendment to Boca Raton, Florida lease*
14.1	Code of Ethics for Senior Financial Officers*
21.0	Subsidiaries of Registrant*
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
99.1	2007 Omnibus Equity Compensation Plan
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (9)
99.4	Press Release - March 31, 2015*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed November 24, 2008 (date of earliest event November 21, 22008).

(2)	Incorporated by reference to the Registrant's Form 8-K filed December 8, 2009 (date of earliest event - December 4, 2009).

(3)	Incorporated by reference to the Registrant's Form 8-K filed December 2, 2009 (date of earliest event -November 30, 2009).

(4)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2009.

(5)	Incorporated by reference to the Registrant's Form 8-K filed October 12, 2010 (date of earliest event - October 6, 2010).

(6)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant's Form 8-K filed April 28, 2011 (date of earliest event - April 26, 2011).

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

(9)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2011.

(10)	Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended December 31, 2012.

(11)	Incorporated by reference to the Registrant’s Form 8-K dated October 16, 2013.

(12)	Incorporated by reference to the Registrant’s Form 8-K dated April 30, 2014.

(13)	Incorporated by reference to the Registrant’s Form S-1 Registration Statement filed in January 2015.

(14)	Incorporated by reference to the Registrant’s form 8-K dated March 6, 2015.

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
and Principal Executive Officer

Dated:  Boca Raton, Florida

March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President and	March 31, 2015
Brad Bernstein	Principal Executive Officer

/s/ Morry F. Rubin	Chairman of the Board	March 31, 2015
Morry F. Rubin

/s/ T. Scott King	Director	March 31, 2015
T. Scott King

/s/ Carl Pradelli	Director	March 31, 2015
Carl Pradelli

/s/ Frank Matasavage	Principal Financial Officer	March 31, 2015
Frank Matasavage

Morry F. Rubin, Brad Bernstein, T. Scott King and Carl Pradelli represent all the current members of the Board of Directors.

