Form 10-Q
period 2015-03-31
FlexShopper, Inc.
filed 2015-05-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2015

Commission File Number: 0-52589

FLEXSHOPPER, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2700 N. Military Trail Suite 200 Boca Raton FL (Address of Principal Executive Offices)	33431 (Zip Code)

      (855) 353-9289

(Registrant's telephone number)

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

As of March 31, 2015, the Company had a total of 52,015,322 shares of Common Stock outstanding, excluding 342,219 outstanding shares of Series 1 Preferred Stock convertible into 2,166,246 shares of Common Stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumptions and describe our future plans, strategies and expectations, may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, competition, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

2

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

FLEXSHOPPER, INC

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash	$10,181,974	$2,883,349
Accounts receivable	168,441	128,834
Prepaid expenses	177,873	112,074
Lease merchandise, net	4,032,448	4,241,918
Assets of discontinued operations	-	6,500
Total current assets	14,560,736	7,372,675

PROPERTY AND EQUIPMENT, net	1,169,701	1,051,697

OTHER ASSETS:
Intangible assets – patent costs	25,723	26,492
Security deposits	55,003	55,003
	80,726	81,495

	$15,811,163	$8,505,867

LIABILITIES
Current liabilities:
Accounts payable	$989,363	$836,792
Accrued payroll and related taxes	219,828	131,596
Accrued expenses	204,199	197,584
Loans payable to shareholder	-	1,000,000
Liabilities of discontinued operations	-	7,626
Total current liabilities	1,413,390	2,173,598

Loan payable, net of $1,121,730 of unamortized issuance costs	897,833	-
Total liabilities	2,311,223	2,173,598

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY Preferred Stock, $0.001 par value- authorized 10,000,000 shares, issued
and outstanding 342,219 in 2015 and 2014 at $5.00 stated value	1,711,095	1,711,095
Common stock, $0.0001 par value- authorized 65,000,000 shares issued and
outstanding 52,015,322 in 2015 and 35,015,322 in 2014	5,202	3,502
Additional paid in capital	23,073,127	14,513,433
Accumulated deficit	(11,289,484)	(9,895,761)
Total stockholders’ equity	13,499,940	6,332,269

	$15,811,163	$8,505,867

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2015	2014
		Restated (Note 12)
Revenues:
Lease revenues and fees	$3,606,325	$99,243
Lease merchandise sold	165,508	4,678
Total revenues	3,771,833	103,921

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	2,182,540	48,126
Cost of lease merchandise sold	108,522	3,405
Provision for doubtful accounts	822,781	9,376
Operating expenses	2,094,276	1,244,389
Total costs and expenses	5,208,119	1,305,296
Operating loss	(1,436,286)	(1,201,375)
Interest expense	77,921	-
Loss from continuing operations, before income tax benefits	(1,514,207)	(1,201,375)
Income tax benefit	45,784	96,765
Loss from continuing operations	(1,468,423)	(1,104,610)
Income from discontinued operations, net of income taxes of $45,784 and $96,765	74,700	157,881
Net loss	$(1,393,723)	$(946,729)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.04)	$(0.05)
Income from discontinued operations	-	0.01
Net loss	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	38,604,211	21,148,862

The accompanying notes to the consolidated financial statements are an integral part of these statements

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the three months ended March 31, 2015 (unaudited)

					Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	342,219	$1,711,095	35,015,322	$3,502	$14,513,433	$(9,895,761)	$6,332,269
Provision for compensation expense related to issued stock options	-	-	-	-	13,200	-	13,200
Sale of common stock	-	-	17,000,000	1,700	9,348,300	-	9,350,000
Costs related to sale of common stock	-	-			(801,806)	-	(801,806)
Net loss	-	-	-	-	-	(1,393,723)	(1,393,723)
Balance, March 31, 2015	342,219	$1,711,095	52,015,322	$5,202	$23,073,127	$(11,289,484)	$13,499,940

The accompanying notes to the consolidated financial statements are an integral part of these statements

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:	2015	2014
Net loss	$(1,393,723)	$(946,729)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) from discontinued operation	(74,700)	(157,881)
Depreciation and amortization	154,332	14,988
Depreciation of lease merchandise	2,234,456	48,126
Impairment of lease merchandise	55,000	-
Compensation expense related to issuance of stock options	13,200	231,000
Compensation expense related to issuance of warrants	-	2,800
Provision for uncollectible accounts	822,781	9,375
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(855,888)	(21,344)
(Increase) in prepaid expenses and other	(65,799)	(71,823)
(Increase) in lease merchandise	(2,079,986)	(692,166)
(Increase) in security deposits	-	(47,768)
Increase in accounts payable	161,793	333,079
Increase in accrued payroll and related taxes	88,618	60,425
Increase in accrued expenses	7,575	27,693
Net cash used in operating activities - continuing operations	(932,341)	(1,210,225)
Net cash provided by (used in) operating activities - discontinued operations	56,506	(31,383)
Net cash used in operating activities	(875,835)	(1,241,608)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(222,796)	(39,982)
Net cash used in investing activities – continuing operations	(222,796)	(39,982)
Net cash used in investing activities- discontinued operations	-	-
Net cash used in investing activities	(222,796)	(39,982)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) proceeds of loan from shareholder	(1,000,000)	150,000
Proceeds from loan payable, net of $1,170,501 of related costs	849,062	-
Proceeds from sale of common stock, net of $801,806 of related costs	8,548,194	-
Net cash provided by financing activities – continuing operations	8,397,256	150,000
Net cash provided by financing activities - discontinued operations	-	1,134,386
Net cash provided by financing activities	8,397,256	1,284,386
INCREASE IN CASH	7,298,625	2,796
CASH, beginning of period	2,883,349	960,032
CASH, end of period	$10,181,974	$962,828

Supplemental cash flow information:
Interest paid	$36,250	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Three Months ended March 31, 2015 and 2014

(Unaudited)

1. BASIS OF PRESENTATION

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented on our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The consolidated balance sheet as of December 31, 2014 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC (“FlexShopper”), a limited liability company incorporated under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC (“Anchor”), which sale was completed in a series of transactions between April and June 2014, the Company is a holding company with no operations except for those conducted by FlexShopper. FlexShopper through its e-commerce markeplace and patent pending payment method, provides certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 7) FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper to conduct operations.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently, an agreement was entered into with a financial institution to sell substantially all of the operating assets of Anchor which provided accounts receivable funding to businesses located throughout the United States. The sale was finalized in June 2014 (see Note 4). The consolidated statements of operations and cash flows reflects the historical operations of Anchor, including the gain on sale, as discontinued operations. The consolidated balance sheet as of December 31, 2014 reflects amounts attributable to Anchor as assets and liabilities of discontinued operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly and bi-weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option or through payments of all required lease payments generally 52 weeks, for ownership. Customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales. These fees amounted to approximately $30,750 for the three months ended March 31, 2015. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. FlexShopper is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Accounts receivable	$2,244,861	$1,509,736
Allowance for doubtful accounts	2,076,420	1,380,902
Accounts receivable, net	$168,441	$128,834

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, the same delinquent customers will continue to accrue weekly charges until they are charged off or FlexShopper has exhausted collection efforts. FlexShopper will charge off accounts upon determining that collection is not probable. During the three months ended March 31, 2015, $127,263 of accounts receivable balances were charged off against the allowance.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise with a corresponding charge to cost of lease revenue. The impairment charge amounted to $55,000 for the three months ended March 31, 2015. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve. The net leased merchandise balances consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Lease merchandise at cost	$8,040,790	$6,929,509
Accumulated depreciation	3,426,342	2,160,591
Impairment reserve	582,000	527,000
Lease merchandise, net	$4,032,448	$4,241,918

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs – Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization for the three months ended of March 31, 2015 was $48,771.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years.

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

Advertising Costs – The Company charges advertising costs to expense as incurred. Total advertising costs were approximately $548,546 and $35,000 for the three months ended March 31, 2015 and 2014 respectively.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding convertible preferred stock which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 8). Under such method where the Company has undistributed net income, basic earnings per common share is computed based on the total of any dividends paid per common share plus undistributed income per common share determined by dividing net income reduced by any dividends paid on common and preferred stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding preferred stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of the preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Three months ended
	March 31,
	2015	2014
Convertible preferred stock	2,166,246	1,873,674
Options	3,870,000	3,610,000
Warrants	5,115,531	3,342,504
	11,151,777	8,826,178

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of all stock option awards. (See Note 9)

Fair Value of Financial Instruments – The carrying value of loans payable under the Credit Agreement (see Note 7) approximate fair value.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements –

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 with early adoption permitted. The Company has early adopted this update in the second quarter of 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted.

During the quarter ended March 31, 2015 the Company early adopted ASU 2015-03 and offset $1,121,730 of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement in the accompanying balance sheet at March 31, 2015.

4. DISCONTINUED OPERATIONS

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) approximately $4,445,000 which represented 110% of the total funds outstanding associated with the Portfolio Accounts which resulted in a gain of approximately $445,000 plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $342,541 for the period ended December 31, 2014 and $120,484 for the three months ended March 31, 2015. The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated. In 2014, subsequent to the quarter ended March 31, 2014 Anchor recorded a gain of $788,015 on the sale of these assets including the earnout payments received through December 31, 2014. In the quarter ended March 31, 2015, Anchor recorded a gain of $120,484 for the earnout payments received during such period which is included in income from discontinued operations. Future contingent earnout payments will be recorded as income when earned.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying consolidated Balance Sheet at December 31, 2014 and consist of the following:

December 31, 2014
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$6,500
$6,500
Liabilities of discontinued operations:
Accounts payable	$7,626
$7,626

Major classes of income and expenses related to income from discontinued operations are as follows:

Three Months ended March 31, 2014
Finance revenues	$463,842
Interest expense-financial institution	(70,614)
Provision for credit losses	(864)
Net finance revenues	392,364
Operating expenses	(137,718)
Income from discontinued operations before income taxes	$254,646)

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2015	December 31, 2014
Furniture and fixtures	2-5 years	$99,982	$99,982
Website and internal use software	3 years	1,228,710	1,017,103
Computers and software	3-7 years	366,402	355,213
		1,695,094	1,472,298
Less: accumulated depreciation and amortization		(525,393)	(420,601)
		$1,169,701	$1,051,697

Depreciation and amortization expense was $104,792 and $14,988 for the three months ended March 31, 2015 and 2014, respectively.

6. LOANS PAYABLE SHAREHOLDERS

On March 19, 2014, upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with former CEO Morry Rubin and the other with a major shareholder and Director of the Company. Each demand Promissory Note was for $500,000 and earned interest (payable monthly) at 10% per annum. The Promissory Notes were to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth. In May 2014, these loans were converted into shares of the Company’s Common Stock at a price of $0.55 per share. In connection therewith accrued interest amounting to approximately $4,900 was contributed to capital. On December 8, 2014, upon approval of the Board of Directors, FlexShopper entered into a promissory note for $1,000,000, with a shareholder and executive of the Company. The note is payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest amounting to $36,250 on March 11, 2015.

7. LOAN PAYABLE

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed will bear interest at the rate of LIBOR plus 15 percent per annum and a small non-usage fee will be assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. As of March 31, 2015 the amount funded under the agreement was $2,019,563.

8. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

Preferred Stock – The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Board of Directors determines the rights and preferences of its preferred stock.

On January 31, 2007, the Company filed a Certificate of Designation with the Secretary of State of Delaware. Effective with this filing, 2,000,000 preferred shares became Series 1 Convertible Preferred Stock. Series 1 Convertible Preferred Stock ranks senior to Common Stock.

As a result of the Company entering into the Credit Agreement (see Note 7) each share of Series 1 Convertible Preferred Stock became convertible into 6.33 shares of the Company’s common stock. The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time. Upon conversion all accumulated and unpaid dividends will be paid as additional shares of Common Stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.

During the year ended December 31, 2014, 34,168 preferred shares were converted into 194,758 common shares. As of March 31, 2015 there were 342,219 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 2,166,246 shares of common stock.

Common Stock – The Company is authorized to issue 65,000,000 shares of $.0001 par value Common Stock. Each share of Common Stock entitles the holder to one vote at all stockholder meetings. Dividends on Common Stock are restricted per terms of the Credit Agreement. (See Note 7)

From May through October 2014, the Company received gross proceeds of $6,501,100 from the sale of 11,820,187 shares offered through three co-placement agents in a private placement offering at an offering price of $.55 per share under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended. In connection therewith seven year warrants to purchase 1,773,027 common shares at an exercise price of $.055 per share were issued to placement agents.

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

In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share.

On March 26, 2015, the Board of Directors approved a resolution, subject to stockholder approval and a filing of an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of Common Stock from 65 million shares to 100 million shares. Also, the board approved a 2015 Stock Option Plan identical to the existing 2007 Plan with 4,000,000 shares of its Common Stock that may be issued under the 2015 Plan. The 2015 Plan is subject to approval of an increase in the number of shares of authorized Common Stock described above and stockholder approval within 12 months.

9. STOCK OPTIONS

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

Activity in stock options for the three months ended March 31, 2015 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2015	3,755,000	$0.87	5.30	$757,650
Granted	115,000	$0.82	9.96
Outstanding at March 31, 2015	3,870,000	$0.87	5.19	$697,133
Vested and exercisable at March 31, 2015	3,314,999	$0.89	4.56	$697,133
Vested and exercisable at March 31, 2015 and expected to vest thereafter	3,817,900	$0.89	5.19	$697,133

The weighted average grant date fair value of options granted during 2015 was $0.06 per share. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

2015
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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $13,200 and $231,000 for the three months ended March 31, 2015 and 2014, respectively. Unrecognized compensation cost related to non-vested options at March 31, 2015 amounted to $220,596 which is expected to be recognized over a weighted average period of 2.4 years.

10. WARRANTS

On January 31, 2014 the expiration date of outstanding warrants issued to one of the Company’s placement agents to purchase 1,342,500 shares of the Company’s common stock at $1.10 per share, due to expire on such date was extended by the Company through January 31, 2018. The following information was input into BSM to compute a fair value price of $.104 for each modified warrant:

Exercise price	$1.10
Term	4 years
Expected volatility	37%
Dividend yield	0%
Risk-free interest rate	.09%

For the three months ended March 31, 2015 and 2014, compensation expense of $0 and $2,800 respectively was recorded related to these warrants.

The following table summarizes information about outstanding stock warrants as of March 31, 2015 all of which are exercisable:

		Weighted Average
Exercise	Number	Remaining
Price	Outstanding	Contractual Life

$1.10	1,342,500	3 years
1.00	2,000,004	6 years
$0.55	1,773,027	7 years
	5,115,531

11.  INCOME TAXES

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $4.5 million and state net operating loss carryforwards of approximately $3.4 million available to offset future taxable income which expire from 2022 to 2034.  The Company’s use of net operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2015 do not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit related to its loss from continuing operations other than a benefit related to utilizing such loss to offset income from discontinued operations. A corresponding tax provision was charged to discontinued operations.

12. RESTATEMENT

In the fourth quarter of 2014, the Company capitalized $1,017,104 of website and internal use software costs and correspondingly recognized $103,222 of accumulated amortization or a net adjustment of $913,822 of which $627,646 related to amounts expensed in prior quarters of 2014 including $158,529 related to the quarter ended March 31, 2014. In addition, in the quarter ended March 31, 2014, an income tax benefit of $96,765 was allocated to continuing operations with a corresponding tax provision charged to discontinued operations, representing the tax benefit from utilizing the loss from continuing operations to offset revenue from discontinued operations. Such adjustment had no effect on the net loss for the quarter. Net loss and related loss per share of such quarter have been restated as follows:

Net loss:
As previously reported	$(946,729)
Adjustment	158,529
As adjusted	$(788,200)
Basic and diluted net loss per common share:
As previously reported	$(0.05)
Adjustment	0.01
As adjusted	$(0.04)

13. SUBSEQUENT EVENTS

From May through October 2014, the Company received gross proceeds of $6,501,100 from the sale of 11,820,187 shares offered through three co-placement agents in a private placement offering at an offering price of $.55 per share under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended. In connection therewith seven year warrants to purchase 1,773,027 common shares at an exercise price of $.55 per share were issued to placement agents. In January 2015, the Company filed a registration statement (file no. 333-201644) with the Securities and Exchange Commission to attempt to register the resale of the 11,820,187 shares sold in the 2014 private placement as well as the 1,773,027 shares underlying the warrants issued to the placement agents. Pursuant to letters dated as of April 27, 2015, the placement agents agreed that upon the effectiveness of the registration statement, the placement agent warrants will expire five years from the effective date of said registration statement. Further, each placement agent further agreed that the placement agent warrants shall not be sold during the offering or sold, transferred, assigned, pledged or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of the placement agent warrants by any person for a period of 180 days immediately following the date of effectiveness of the registration statement except as provided in FINRA Rule 5110(g)(2).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2014. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2014 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of March 31, 2015, approximately 60% of the Company’s leases were current and did not have a past due balance and an additional 12% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The Company is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Accounts receivable	$2,244,861	$1,509,736
Allowance for doubtful accounts	2,076,420	1,380,902
Accounts receivable, net	$168,441	$128,834

The Company’s reserve is 92.5% of the accounts receivable balance as of March 31, 2015. The reserve is a significant percentage of the balance because the Company does not charge off any customer accounts until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, the same delinquent customers will continue to accrue weekly charges until they are charged off or the Company has exhausted collection efforts and the company will charge off accounts once it estimates there is no chance of recovery.

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

Results of Operations

The following table details the operating results from continuing operations for the three months ended March 31, 2015 and 2014.

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Total revenues	$3,771,833	$103,921
Cost of lease revenue and merchandise sold	2,291,062	51,531
Operating expenses	2,094,276	1,244,389
Provision for bad debts	822,781	9,376
Loss from continuing operations before income taxes	(1,436,286)	(1,201,375)
Interest expense	77,921	-
Income tax benefit	45,784	96,765
Loss from continuing operations	$(1,468,423)	$(1,104,610)

Total lease revenues for the three months ended March 31, 2015 were $3,771,833 compared to $103,921 for the three months ended March 31, 2014, a $3,667,912 difference. FlexShopper began originating leases in late December 2013, launched its online LTO marketplace in March, 2014 and spent approximately $514,000 more on advertising in the first quarter of 2015 compared to the first quarter of 2014. These factors are primarily responsible for the increase in revenues. FlexShopper originated 3,760 leases for the three months ended March 31, 2015 compared to 765 leases for the comparable period last year.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2015 was principally comprised of depreciation expense on lease merchandise of $2,127,540, the net book value of merchandise sold of $108,522 and a reserve for inventory impairment of $55,000.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2014 was principally comprised of depreciation expense on lease merchandise of $48,126, the net book value of merchandise sold of $3,405.

Provision for bad debts was $822,781 and 9,376 for the three months ended March 31, 2015 and 2014 respectively. 2014 was the Company’s first year of meaningful operations during which the Company continuously made changes to its underwriting and risk model to improve portfolio performance. The Company anticipates continued improvement as it continues to refine its risk model with an enhanced risk department. The Company has charged off $127,263 of customer accounts to the allowance for doubtful accounts in the quarter ended March 31, 2015, after it exhausted all collection efforts with respect to such accounts including attempts to repossess items. Delinquent customers continue to accrue weekly charges until they are charged off or the Company has exhausted collection efforts and the company will charge off accounts once it estimates there is no chance of recovery.

Operating expenses for the three months ended March 31, 2015 and 2014 were $2,094,276 and $1,244,389 respectively. Key operating expenses included the following:

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Payroll, benefits and contract labor	$877,059	$621,948
Legal and professional fees	91,557	171,165
Stock compensation expense	13,200	233,800
Advertising	548,874	34,874
Total	$1,530,690	$1,061,787

The Company had a loss from continuing operations before income tax benefit of $1,514,207 and $1,201,375 for the three months ended March 31, 2015 and 2014 respectively.

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

Liquidity and Capital Resources

As of March 31, 2015 the Company had cash of $10,181,974 compared to $962,828 for the same period in 2014.

The Company had accounts receivables of $2,244,861 net of an allowance of $2,076,420 totaling $168,441. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears adjusted for subsequent collections. Approximately seventy two percent of the Company’s accounts in the portfolio are not currently subject to reserve.

Recent Financings

In fiscal 2014 and the three months ended March 31, 2015, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	A private placement offering completed with FlexShopper’s placement agents on October 9, 2014 resulting in gross proceeds to FlexShopper of $6,501,100 before offering costs of approximately $912,000.

2.	The sale of certain assets of Anchor Funding Services through an Asset Purchase Agreement. This transaction was completed in a series of closings through June 16, 2014 and resulted in a gain of $788,015.

3.	The receipt of $1 million in funding from George Rubin and Morry F. Rubin through the funding of promissory notes in like principal amount and the conversion of these notes into shares of FlexShopper’s Common Stock at $.55 per share om May 8, 2014.

4.	Entering into a secured promissory note with a principal stockholder pursuant to which we may borrow up to $1,000,000 at an interest rate of 15% per annum, payable upon demand. This note was paid in full on March 6, 2015, concurrent with FlexShopper obtaining the credit facility described below.

5.	On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on the FlexShopper’s cash on hand and the Amortized Order Value of the its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, par value $0.0001 per share, to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $875,835 for the three months ended March 31, 2015 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by continuing operations operating activities was $1,210,225 for the three months ended March 31, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the three months ended March 31, 2015 net cash used in investing activities was $222,796 comprised of $11,189 for the purchase of property and equipment and $211,607 for capitalized software costs.

For the three months ended March 31, 2014 net cash used in investing activities was $39,982 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,397,256 for the three months ended March 31, 2015, and was primarily due to proceeds of $2,019,563 offset by $1,170,501 of related costs derived upon the Company entering into a credit agreement with a lender. The Company also raised $9,350,000 proceeds from the sale of the Company’s stock, offset by payments of $801,806 in issuance costs and a $1,000,000 repayment of a note to a shareholder of the Company.

Net cash provided by financing activities was $1,284,386 for the three months ended March 31, 2014, and was due to funds drawn on a promissory note with the CEO of the company from continuing operations and $1,134,386 of proceeds from a financial institution from discontinued operations.

Capital Resources

The funds derived from the sale of FlexShopper’s Common Stock and FlexShopper’s ability to borrow funds under the Credit Agreement and funds from the sale of Anchor’s factoring operations have provided substantial liquidity and capital resources for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in the preceding paragraph provides sufficient liquidity and capital resources for our anticipated needs through at least December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2015. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

We are not a party to any pending material legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	The following sales of unregistered securities took place during the three months ended March 31, 2015.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

March 2015	Common Stock	17,000,000	$ 9,350,000	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

During the three months ended March 31, 2015 there were no repurchases of the Company’s Common Stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION:

Not applicable.

ITEM 6.  EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement (2)
3.1	Certificate of Incorporation-BTHC, INC. (2)
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc. (2)
3.3	Certificate of Amendment (2)
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock (2)
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws (2)
4.1	Placement Agent Warrant issued to Fordham Financial Management on October 9, 2014 (1)
4.2	Placement Agent Warrant issued to Paulson Investment Company, Inc. on October 9, 2014 (1)
4.3	Placement Agent Warrant issued to Spartan Capital Securities, LLC on October 9, 2014 (1)
4.4	Letters dated April 27, 2015 amending exhibits 4.1, 4.2 and 4.3*
10.1	Directors’ Compensation Agreement-George Rubin (2)
10.2	Employment Contract-Morry F. Rubin (2)
10.3	Employment Contract-Brad Bernstein (2)
10.4	Facilities Lease – Florida (2)
10.5	Rediscount Facility Agreement with TAB Bank (3)
10.6 10.7	Form of Validity Warranty to TAB Bank (3) Amendment to Employment Agreement of Morry F. Rubin (4)
10.8	Asset Purchase Agreement dated April 30, 2014 (5)
10.9	Credit Agreement dated as of March 6, 2015 among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (6)
10.10	Investor Rights Agreement dated as of March 6, 2015, by and among FlexShopper, Inc., the Management Stockholders and affiliates of Waterfall (6)
10.11	Form of Investor Rights Agreement dated as of March 6, 2015, by and among FlexShopper, Inc. and the Investors party thereto (6)
10.12	January 2014 Amendment to Boca Raton, Florida Lease (5)
16.1	Letter from Scott & Company, LLC (1)
21.0	Subsidiaries of Registrant (5)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
99.1	2007 Omnibus Equity Compensation Plan (2)
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan (2)
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (7)
99.4	Press Release dated May 15, 2015*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
* Filed herewith.

(1) Filed in Form S-1 Registration Statement (file no. 333-201644).

(2) Incorporated by reference to our Form 10-SB, as amended.

(3) Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011.

 (4) Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012.

(5) Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2014.

(6) Incorporated by reference to Registrant’s Form 8-K dated March 6, 2015.

(7) Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 15, 2015	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: May 15, 2015	By:	/s/ Frank Matasavage
Frank Matasavage
Chief Financial Officer

