Form 10-Q
period 2015-06-30
FlexShopper, Inc.
filed 2015-08-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2015

Commission File Number: 0-52589

FLEXSHOPPER, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2700 N. Military Trail Suite 200 Boca Raton FL	33431
(Address of Principal Executive Offices)	(Zip Code)

                  (855) 353-9289

(Registrant's telephone number)

                                              Not Applicable

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

As of June 30, 2015, the Company had a total of 52,034,907 shares of Common Stock outstanding, excluding 339,125 outstanding shares of Series 1 Preferred Stock convertible into 2,146,662 shares of Common Stock.

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

2

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$7,789,566	$2,883,349
Accounts receivable, net	413,156	128,834
Prepaid expenses	173,622	112,074
Lease merchandise, net	5,053,831	4,241,918
Assets of discontinued operations	—	6,500
Total current assets	13,430,175	7,372,675

PROPERTY AND EQUIPMENT, net	1,369,243	1,051,697

OTHER ASSETS:
Intangible assets – patent costs	24,954	26,492
Security deposits	55,003	55,003
	79,957	81,495

	$14,879,375	$8,505,867

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$1,369,166	$836,792
Accrued payroll and related taxes	205,420	131,596
Accrued expenses	279,353	197,584
Loans payable to shareholder	—	1,000,000
Liabilities of discontinued operations	—	7,626
Total current liabilities	1,853,939	2,173,598

Loan payable, net of $975,418 of unamortized issuance costs	1,319,145	—
Total liabilities	3,173,084	2,173,598

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY Preferred Stock, $0.001 par value- authorized 10,000,000 shares, issued
and outstanding 339,125 in 2015 and 342,219 in 2014 at $5.00 stated value	1,695,625	1,711,095
Common stock, $0.0001 par value- authorized 65,000,000 shares, issued and
outstanding 52,034,907 in 2015 and 35,015,322 in 2014	5,203	3,502
Additional paid in capital	23,103,496	14,513,433
Accumulated deficit	(13,098,033)	(9,895,761)
	11,706,291	6,332,269

	$14,879,375	$8,505,867

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
		Restated (Note 12)		Restated (Note 12)
Revenues:
Lease revenues and fees	$4,221,618	$569,833	$7,827,943	$669,076
Lease merchandise sold	119,293	119,496	284,801	124,174
Total revenues	4,340,911	689,329	8,112,744	793,250

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	2,175,345	396,720	4,357,885	444,846
Cost of lease merchandise sold	62,819	107,145	171,341	110,550
Provision for doubtful accounts	1,228,856	132,147	2,051,637	141,523
Operating expenses	2,707,442	1,050,424	4,801,718	2,136,284
Total costs and expenses	6,174,462	1,686,436	11,382,581	2,833,203

Operating loss	(1,833,551)	(997,107)	(3,269,837)	(2,039,953)
Interest expense	60,691	—	138,612	—
Loss from continuing operations, before income tax benefits	(1,894,242)	(997,107)	(3,408,449)	(2,039,953)

Income tax benefit	32,604	212,240	78,388	313,735
Loss from continuing operations	(1,861,638)	(784,867)	(3,330,061)	(1,726,218)

Income from discontinued operations, including gain from the sale of discontinued assets, net of income taxes	53,089	358,733	127,789	511,884

Net loss	$(1,808,549)	$(426,134)	$(3,202,272)	$(1,214,334)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.04)	$(0.03)	$(0.07)	$(0.07)
Income from discontinued operations	0.00	0.01	0.00	0.02
Net loss	$(0.04)	$(0.02)	$(0.07)	$(0.05)

WEIGHTED AVERAGE SHARES
Basic	52,019,457	24,676,348	45,311,834	22,912,605
Dilutive	52,019,457	24,676,348	45,311,834	22,619,605

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2015

(unaudited)

					Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	342,219	$1,711,095	35,015,322	$3,502	$14,513,433	$(9,895,761)	$6,332,269
Provision for compensation expense related to issued stock options	—	—	—	—	28,100	—	28,100
Sale of common stock	—	—	17,000,000	1,700	9,348,300	—	9,350,000
Costs related to sale of common stock	—	—			(801,806)	—	(801,806)
Conversion of preferred shares to common stock	(3,094)	(15,470)	19,585	1	15,469
Net loss	—	—	—	—	—	(3,202,272)	(3,202,272)
Balance, June 30, 2015	339,125	$1,695,625	52,034,907	$5,203	$23,103,496	$(13,098,033)	$11,706,291

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30,

	(Unaudited)	(Unaudited)
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated (Note 12)
Net loss	$(3,202,272)	$(1,214,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) from discontinued operations	(127,789)	(511,884)
Depreciation and impairment of lease merchandise	4,357,885	444,846
Other depreciation and amortization	427,661	33,396
Compensation expense related to issuance of stock options and warrants	28,100	241,500
Provision for uncollectible accounts	2,051,637	141,523
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,329,458)	(160,798)
(Increase) in prepaid expenses and other	(61,548)	(102,299)
(Increase) in lease merchandise	(5,169,798)	(2,055,910)
(Increase) in security deposits	–	(47,768)
Increase in accounts payable	543,524	369,008
Increase in accrued payroll and related taxes	73,824	48,860
Increase in accrued expenses	81,768	112,951
Net cash used in operating activities - continuing operations	(3,326,466)	(2,700,909)
Net cash provided by operating activities - discontinued operations	109,013	1,313,602
Net cash (used in) operating activities	(3,217,453)	(1,387,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(548,586)	(512,884)
Net cash used in investing activities – continuing operations	(548,586)	(512,884)
Net cash used in investing activities – discontinued operations	–	–
Proceeds from sale of discontinued operations	–	4,445,000
Net cash used in investing activities	(548,586)	3,932,116

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) proceeds of loans from shareholder	(1,000,000)	1,000,000
Proceeds from loans payable, net of $1,170,501 of related costs	1,124,062	–
Proceeds from sale of common stock, net of related costs of $801,806 in 2015 and
$39,000 in 2014	8,548,194	3,147,058
Net cash provided by financing operations – continuing operations	8,672,256	4,147,058
Net cash used in financing operations - discontinued operations	–	(2,959,080)
Net cash provided by financing activities	8,672,256	1,187,978

INCREASE IN CASH	4,906,217	3,732,787

CASH, beginning of period	2,883,349	960,032

CASH, end of period	$7,789,566	$4,692,819

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

7

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended June 30,

Supplemental cash flow information:
Interest paid:
Continuing operations	$87,169	$—
Discontinued operations	—	81,370
Non-cash Financing activities:
Conversion of shareholders loans to common stock	$—	$1,000,000
Conversion of preferred stock to common stock	$15,470	$—

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Six months ended June 30, 2015 and 2014

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

2. BUSINESS

FlexShopper Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC (“FlexShopper”), a limited liability company incorporated under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC (“Anchor”), which sale was completed in a series of transactions between April and June 2014, the Company is a holding company with no operations except for those conducted by FlexShopper. FlexShopper through its e-commerce marketplace and patent pending payment method, provides certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-tailers.

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

 Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks, for ownership. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales. These fees amounted to approximately $20,450 and $49,850 for the three and six months ended June 30, 2015. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. FlexShopper is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

Accounts receivable	$3,579,674	$1,509,736
Allowance for doubtful accounts	(3,166,518)	(1,380,902)
Accounts receivable, net	$413,156	$128,834

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the three and six months ended June 30, 2015, $138,970 and $266,233 of accounts receivable balances were charged off against the allowance respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for a portion of the undepreciated balance of the merchandise with a corresponding charge to cost of lease revenue. The impairment charge amounted to $920,000 for the six months ended June 30, 2015. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve. The net lease merchandise balances consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Lease merchandise at cost	$10,582,450	$6,929,509
Accumulated depreciation and impairment reserve	(5,528,619)	(2,687,591)
Lease merchandise, net	$5,053,831	$4,241,918

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs – Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization for the three and six months ended June 30, 2015 was $146,313 and $195,083 respectively.

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

Operating Expenses – Operating expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, marketing and other administrative expenses.

Marketing Costs – The Company charges marketing costs to expense as incurred. Total marketing costs which primarily consists of advertising were approximately $848,800 and $153,000, $1,397,400 and $188,000 for the three and six months ended June 30, 2015 and 2014 respectively.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Six months ended
	June 30,
	2015	2014
Convertible preferred stock	2,146,662	1,919,574
Options	3,910,000	3,543,333
Warrants	5,115,531	3,342,504
	11,172,193	8,805,411

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. In August 2015 the FASB extended the deadline of ASU 2014-09 by one year. The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2015-03 during the quarter ended March 31, 2015. In the accompanying balance sheet at June 30, 2015, the Company offset $975,417 of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement.

In April 2015, the FASB issued ASU 2015-05 Intangibles- Goodwill and Other –Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this Update are effective for the annual periods beginning after December 15, 2015, and for annual periods and interim periods thereafter.

4. DISCONTINUED OPERATIONS

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) approximately $4,445,000 which represented 110% of the total funds outstanding associated with the Portfolio Accounts which resulted in a gain of approximately $445,000 plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $342,541 for the period from July 1, 2014 to December 31, 2014 and $85,693 and $206,177 for the three and six months ended June 30, 2015. The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated. In the year ended December 31, 2014, Anchor recorded a gain of $788,015 on the sale of these assets including the earnout payments received through December 31, 2014. Of such gain, $445,474 was recorded during the three and six months ended June 30, 2014. In the three and six months ended June 30, 2015, Anchor recorded gains of $85,693 and $206,176 respectively for the earnout payments received during such periods. All such gains are included in income from discontinued operations.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying consolidated Balance Sheet at December 31, 2014 and consist of the following:

December 31, 2014
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$6,500
Liabilities of discontinued operations:
Accounts payable	$7,626

Major classes of income and expenses related to income from discontinued operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Finance revenues	$–	$246,025	$–	$709,867
Interest expense-financial institution	–	(38,732)	–	(109,346)
Reversal of provision for credit losses	–	25,768	–	24,904
Net finance revenues	–	233,061	–	625,425
Operating expenses	–	(107,562)	–	(245,280)
Gain on sale of discontinued assets	85,693	445,474	206,177	445,474
Income from discontinued operations before income taxes	$85,693	$570,973	$206,177	$825,619
Provision for income taxes	32,604	212,240	78,388	313,735
Income from discontinued items	$53,089	$358,733	$127,789	$511,884

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2015	December 31, 2014
Furniture and fixtures	2-5 years	$99,982	$99,982
Website and internal use software	3 years	1,517,933	1,017,103
Computers and software	3-7 years	402,970	355,213
		2,020,885	1,472,298
Less: accumulated depreciation and amortization		(651,642)	(420,601)
		$1,369,243	$1,051,697

Depreciation expense was $126,248 and $31,619 for the quarters ended June 30, 2015 and 2014, respectively and $231,040 and $46,606 for the six months ended June 30, 2015 and 2014, respectively.

6. LOANS PAYABLE TO SHAREHOLDERS

On March 19, 2014, upon approval of the Board of Directors, FlexShopper entered into two Promissory Notes totaling $1,000,000, one with former CEO Morry Rubin and the other with a major shareholder and Director of the Company. Each demand Promissory Note was for $500,000 and earned interest (payable monthly) at 10% per annum. The Promissory Notes were to assist FlexShopper in purchasing merchandise for lease to support FlexShopper’s growth. In May 2014, these loans were converted into shares of the Company’s Common Stock at a price of $0.55 per share. In connection therewith accrued interest amounting to approximately $4,900 was contributed to capital. On December 8, 2014, upon approval of the Board of Directors, FlexShopper entered into a promissory note for $1,000,000, with a shareholder and executive of the Company. The note was payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest amounting to $36,250 on March 11, 2015.

7. LOAN PAYABLE

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months at the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed will bear interest at the rate of LIBOR plus 15% per annum and a small non-usage fee will be assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. As of June 30, 2015 the amount funded under the agreement was $2,294,563.

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

During the year ended December 31, 2014, 34,168 preferred shares were converted into 194,758 common shares. During the six months ended June 30, 2015, 3,094 preferred shares were converted into 19,585 common shares. As of June 30, 2015 there were 339,125 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 2,146,662 shares of common stock.

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

In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, to certain affiliates of the Lender and other accredited investors for a purchase price of $.55 per share.

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

Activity in stock options for the six months ended June 30, 2015 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2015	3,755,000	$0.87	5.30	$757,650
Granted	280,000	$0.83	9.80
Canceled	(125,000)	0.84	9.52
Outstanding at June 30, 2015	3,910,000	$0.87	5.01	$314,750
Vested and exercisable at June 30, 2015	3,329,998	$0.89	4.27	$314,750
Vested and exercisable at June 30, 2015 and expected to vest thereafter	3,817,900	$0.89	5.01	$314,750

The weighted average grant date fair value of options granted during 2015 was $0.02 per share. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

2015
Exercise price	$0.75 to $0.90
Expected life	6 years
Expected volatility	35%
Dividend yield	0%
Risk-free interest rate	1.55% to 2.70%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $14,900, and $3,500, $28,100 and $234,500 for the three and six months ended June 30, 2015 and 2014, respectively. Unrecognized compensation cost related to non-vested options at June 30, 2015 amounted to approximately $217,300 which is expected to be recognized over a weighted average period of 2.0 years.

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

For the three and six months ended June 30, 2015 and 2014, compensation expense of $0, and 4,200 and $0 and $7,000 respectively was recorded related to these warrants.

The following table summarizes information about outstanding stock warrants as of June 30, 2015 all of which are exercisable:

		Weighted Average
Exercise	Number	Remaining
Price	Outstanding	Contractual Life

$1.10	1,342,500	3 years
$1.00	2,000,004	6 years
$0.55	1,773,027	5 years(a)
	5,115,531

(a) See Note 13

11.  INCOME TAXES

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $4.5 million and state net operating loss carryforwards of approximately $3.4 million available to offset future taxable income which expire from 2022 to 2034.  The Company’s use of net operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2015 do not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit related to its loss from continuing operations other than a benefit related to utilizing such loss to offset income from discontinued operations. A corresponding tax provision was charged to discontinued operations.

12. RESTATEMENT

In the fourth quarter of 2014, the Company capitalized $1,017,104 of website and internal use software costs and correspondingly recognized $103,222 of accumulated amortization or a net adjustment of $913,822 of which $627,646 related to amounts expensed in prior quarters of 2014 including $246,962 and $405,491 related to the three and six months ended June 30, 2014 respectively. In addition, in the quarter and six months ended June 30, 2014, an income tax benefit of $212,240 and $313,735 respectively was allocated to continuing operations with a corresponding tax provision charged to discontinued operations, representing the tax benefit from utilizing the loss from continuing operations to offset revenue from discontinued operations. Such adjustment had no effect on the net loss for the quarter and six months then ended. Net loss and related loss per share of such periods have been restated as follows:

	Three Months ended	Six Months ended
	June 30, 2014	June 30, 2014

Net loss:
As previously reported	$(673,096)	$(1,619,825)
Adjustment	246,962	405,491
As adjusted	$(426,134)	$(1,214,334)
Basic and diluted net loss per common share:
As previously reported	$(0.03)	$(0.07)
Adjustment	0.01	0.02
As adjusted	$(0.02)	$(0.05)

The statement of cash flows for the six months ended June 30, 2014 was also restated from amounts previously reported to change the classification of the $4,445,000 of proceeds from the sale of Anchor from operating activities to investing activities, to reflect the capitalization of website and internal use software costs of $405,491 previously expensed and to reflect a $313,735 income tax benefit allocated to continuing operations with a corresponding provision charged to discontinued operations resulting in the following changes in components of cash flows:

	Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As restated
Net cash (used in) operating activities – continuing operations	$(3,420,135)	$719,216	$(2,700,909)
Net cash provided from operating activities – discontinued operations	6,072,337	(4,758,735)	1,313,602
Net cash (used in) provided by operating activities	2,652,202	(4,039,509)	(1,387,307)
Net cashed (used in) investing activities – continuing operations	(107,393)	(405,491)	(512,884)
Net cash provided from investing activities – discontinued operations	—	4,445,000	4,445,000
Net cash (used in) provided by investing activities	(107,393)	4,039,509	3,932,116

13. SUBSEQUENT EVENTS

On July 27, 2015, the Securities and Exchange Commission declared effective the Company’s Form S-1 Registration Statement, file no. 333-201633, which Registration Statement registered the resale of up to 11,820,187 common shares held by existing common shareholders and additionally the resale of up to 1,773,027 common shares which may be issued upon the exercise of warrants, which were issued to three placement agents in connection with our 2014 private placement offering. By agreement with the placement agents and in compliance with FINRA Rules and Regulations, the warrants to purchase 1,773,027 common shares at $.55 per share, expire five years from the effective date of the Registration Statement on July 27, 2020.

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

Executive Overview

The results of operations from continuing operations below principally reflect the operations of FlexShopper, LLC which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper's Lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include 1) serving as the financial and technology partner for durable goods retailers and e-tailers 2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods and 3) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit/debit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of June 30, 2015, approximately 58% of the Company’s leases were current and did not have a past due balance and an additional 13% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The Company is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

Accounts receivable	$3,579,674	$1,509,736
Allowance for doubtful accounts	3,166,518	1,380,902
Accounts receivable, net	$413,156	$128,834

The Company’s reserve is 88.5% of the accounts receivable balance as of June 30, 2015. The reserve is a significant percentage of the balance because the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items; while collection efforts are pursued delinquent customers accrue weekly charges resulting in a significant balance requiring a reserve. The Company charges off accounts once it has exhausted collection efforts and estimates that there is no chance of recovery.

Lease Merchandise – Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost. FlexShopper depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months with no salvage value. When indicators of impairment exist, FlexShopper accelerates depreciation to six months from the lease origination date and records an impairment reserve against the carrying value of the leased merchandise with a corresponding charge to cost of lease revenue for the excess of the depreciation over the applicable agreement period. Principal impairment indicators are leases with more than eight payments past due, or when collection access is denied or problematic indicating the Company may need to attempt to repossess the items. FlexShopper is developing historical charge off information to assess recoverability and estimate of the impairment reserve.

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

Results of Operations

Three Months Ended June 30, 2015, compared to Three Months Ended June 30, 2014

The following table details the operating results from continuing operations for the three months ended June 30, 2015 and 2014:

	2015	2014	$ Change	% Change

Total revenues	$4,340,911	$689,329	$3,651,582	529.7
Cost of lease revenue and merchandise sold	2,238,164	503,865	1,734,299	344.2
Provision for doubtful accounts	1,228,856	132,147	1,096,709	829.9
Operating expenses	2,707,442	1,050,424	1,657,018	157.7
Operating loss	(1,833,551)	(997,107)	(836,444)	(67.2)
Interest expense	60,691	—	60,691	—
Income tax benefit	32,604	212,240	179,636	(84.7)
Loss from continuing operations	(1,861,638)	(784,867)	$(1,076,771)	(137.2)

Total lease revenues for the three months ended June 30, 2015 were $4,340,911 compared to $689,329 for the three months ended June 30, 2014, representing an increase of $3,651,582 or 529.7%. FlexShopper originated 6,893 leases for the three months ended June 30, 2015 compared to 2,097 leases for the comparable period last year. The Company spent approximately $685,000 more on marketing in the second quarter of 2015 for a total of $863,412, compared to the second quarter of 2014. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2015 was $2,238,164 compared to $503,865 for the three months ended June 30, 2014 representing an increase of $1,734,299 or 344.2%. Cost of lease revenue and merchandise sold for the three months ended June 30, 2015 is principally comprised of depreciation expense on lease merchandise of $1,247,345 the net book value of merchandise sold of $62,819 and a charge for inventory impairment of $865,000. Cost of lease revenue and merchandise sold for the three months ended June 30, 2014 was principally comprised of depreciation expense on lease merchandise of $293,720, the net book value of merchandise sold of $2,028 and a charge for inventory impairment of $48,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for bad debts was $1,228,856 and $132,147 for the three months ended June 30, 2015 and 2014, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items and while collection efforts are pursued delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $138,970 of customer accounts to the allowance for doubtful accounts in the quarter ended June 30, 2015, after it exhausted all collection efforts with respect to such accounts.

Operating expenses for the three months ended June 30, 2015 and 2014 were $2,707,442 and $1,050,424 respectively. Key operating expenses included the following:

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014
Payroll, benefits and contract labor	$826,697	$513,039
Legal and professional fees	68,847	71,739
Stock compensation expense	14,900	7,700
Marketing	863,412	153,305
Total	$1,773,856	$745,783

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $1,861,638 and $748,867 for the three months ended June 30, 2015 and June 30, 2014, respectively.

Six Months Ended June 30, 2015, compared to Six Months Ended June 30, 2014

The following table details the operating results from continuing operations for the six months ended June 30, 2015 and 2014:

	2015	2014	$ Change	% Change
Total revenues	$8,112,744	$793,250	$7,319,494	922.7
Cost of lease revenue and merchandise sold	4,529,226	555,396	3,973,830	715.4
Provision for doubtful accounts	2,051,637	141,523	1,910,114	1,349.3
Operating expenses	4,801,718	2,136,284	2,665,434	124.8
Operating loss	(3,269,837)	(2,039,953)	(1,229,884)	(60.3)
Interest expense	138,612	—	138,612	—
Income tax benefit	78,388	313,735	(235,347)	(75.0)
Loss from continuing operations	(3,330,061)	(1,726,218)	$(1,603,843)	(92.9)

Total lease revenues for the six months ended June 30, 2015 were $8,112,744 compared to $793,250 for the six months ended June 30, 2014, a $7,319,494 increase. FlexShopper began originating leases in late December 2013, launched its online LTO marketplace in March, 2014 and spent approximately $1,209,000 more on marketing in the first six months of 2015 compared to the first six months of 2014. FlexShopper originated 10,653 leases for the six months ended June 30, 2015 compared to 2,862 leases for the comparable period last year. Increased marketing expense is primarily responsible for the increase in revenues and leases

Cost of lease revenue and merchandise sold for the six months ended June 30, 2015 was principally comprised of depreciation expense on lease merchandise of $3,319,885, the net book value of merchandise sold of $171,341 and a reserve for inventory impairment of $920,000. Cost of lease revenue and merchandise sold for the six months ended June 30, 2014 was principally comprised of depreciation expense on lease merchandise of $341,845, the net book value of merchandise sold of $110,550 and a charge for inventory impairment of $103,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for bad debts was $2,051,637 and $141,523 for the six months ended June 30, 2015 and 2014, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items and while collection efforts are pursued delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $266,233 of customer accounts to the allowance for doubtful accounts in the six months ended June 30, 2015, after it exhausted all collection efforts with respect to such accounts.

Operating expenses for the six months ended June 30, 2015 and 2014 were $4,801,718 and $2,136,284 respectively. Key operating expenses included the following:

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Payroll, benefits and contract labor	$1,703,756	$976,458
Legal and professional fees	160,404	242,904
Stock compensation expense	28,100	241,500
Marketing	1,397,387	188,179
Total	$3,289,647	$1,649,041

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $3,330,833 and $1,726,218 for the six months ended June 30, 2015 and 2014 respectively.

Sale of Anchor

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor agreed to sell to the Bank substantially all of its assets consisting primarily of its factoring portfolio. The sale of the Anchor Assets was made in a series of closings through June 16, 2014.

Plan of Operation

We promote our products and services across our sales channels through strategic partnerships, direct response marketing, and affiliate and internet marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limit, and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our marketing efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

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

Liquidity and Capital Resources

As of June 30, 2015 the Company had cash of $7,789,566 compared to $2,883,349 at December 31, 2014.

The Company had accounts receivables of $3,579,674 offset by of an allowance for doubtful accounts of $3,166,518 resulting in net accounts receivable of $413,156. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears adjusted for subsequent collections. Approximately 68% of the Company’s accounts in the portfolio are not currently subject to allowance.

Recent Financings

In fiscal 2014 and the six months ended June 30, 2015, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $3,217,453 for the six months ended June 30, 2015 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by continuing operations operating activities was $2,700,909 for the six months ended June 30, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the six months ended June 30, 2015 net cash used in investing activities was $548,586 comprised of $47,757 for the purchase of property and equipment and $500,829 for capitalized software costs.

For the six months ended June 30, 2014 net cash used in investing activities was $512,884 for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,672,256 for the six months ended June 30, 2015 due to proceeds of $2,294,563 offset by $1,170,501 of related costs incurred by the Company’s entering into a credit agreement with a lender and $9,350,000 of proceeds from the sale of the Company’s stock, offset by payments of $801,806 in issuance costs offset by a $1,000,000 repayment of a note to a shareholder of the Company.

Net cash provided by financing activities was $1,187,978 for the six months ended June 30, 2014, and was primarily due to funds drawn on a $1,000,000 promissory note with certain shareholders, net proceeds from the issuance of the Company’s common stock of $3,147,058 offset by $2,959,080 of cash used by financing activities of discontinued operations.

Capital Resources

The funds derived from the sale of FlexShopper’s Common Stock and FlexShopper’s ability to borrow funds under the Credit Agreement and funds from the sale of Anchor’s factoring operations have provided substantial liquidity and capital resources for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in the preceding paragraph provides sufficient liquidity and capital resources for our anticipated needs through at least June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2015. There have been no changes in the Company's disclosure controls and procedures or in other factors that could affect the disclosure controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	The following sales of unregistered securities took place during the six months ended June 30, 2015.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

March 2015	Common Stock	17,000,000	$ 9,350,000	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

During the six months ended June 30, 2015 there were no repurchases of the Company’s Common Stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION:

On August 11, 2015 the Board Directors elected Marc Malaga as Executive Vice President of Operations and approved his employment agreement which is filed as an Exhibit to this Form 10-Q. The following is a description of Marc Malaga’s biographical information:

Marc Malaga has been Executive Vice President of Operations since October 2013 and an investor in the Company since 2008. His responsibilities include oversight of general operations including business development, customer service and fulfillment. Mr. Malaga was Founder and CEO of GiftBaskets.com from 2000 to 2007. Under his leadership, GiftBaskets.com became a leading destination for online gift baskets and flower purchases. In 2007, Mr. Malaga sold GiftBaskets.com to Hayneedle, a large, diversified online retailer. In addition, from 2010-2012, Mr. Malaga developed a private real estate portfolio, leading the strategic acquisition and management of foreclosed properties throughout South Florida.

ITEM 6.  EXHIBITS:

The following exhibits are all previously filed in connection with our Form 10-SB, as amended, unless otherwise noted.

2.1	Exchange Agreement (2)
3.1	Certificate of Incorporation-BTHC, INC. (2)
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc. (2)
3.3	Certificate of Amendment (2)
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock (2)
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws (2)
4.1	Placement Agent Warrant issued to Fordham Financial Management on October 9, 2014 (1)
4.2	Placement Agent Warrant issued to Paulson Investment Company, Inc. on October 9, 2014 (1)
4.3	Placement Agent Warrant issued to Spartan Capital Securities, LLC on October 9, 2014 (1)
4.4	Letters dated April 27, 2015 amending exhibits 4.1, 4.2 and 4.3(8)
10.1	Directors’ Compensation Agreement-George Rubin (2)
10.2	Employment Contract-Morry F. Rubin (2)
10.3	Employment Contract-Brad Bernstein (2)
10.4	Facilities Lease – Florida (2)
10.5	Rediscount Facility Agreement with TAB Bank (3)
10.6 10.7	Form of Validity Warranty to TAB Bank (3) Amendment to Employment Agreement of Morry F. Rubin (4)
10.8	Asset Purchase Agreement dated April 30, 2014 (5)
10.9	Credit Agreement dated as of March 6, 2015 among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (6)
10.10	Investor Rights Agreement dated as of March 6, 2015, by and among FlexShopper, Inc., the Management Stockholders and affiliates of Waterfall (6)
10.11	Form of Investor Rights Agreement dated as of March 6, 2015, by and among FlexShopper, Inc. and the Investors party thereto (6)
10.12	January 2014 Amendment to Boca Raton, Florida Lease (5)
10.13	Employment Contract – Marc Malaga*
16.1	Letter from Scott & Company, LLC (1)
21.0	Subsidiaries of Registrant (5)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
99.1	2007 Omnibus Equity Compensation Plan (2)
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan (2)
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (7)
99.4	Press Release dated August 14, 2015*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
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

(8) Incorporated by reference to the Registrant’s form 10-Q for the quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 14, 2015	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: August 14, 2015	By:	/s/ Frank Matasavage
Frank Matasavage
Chief Financial Officer

