Form 10-Q
period 2015-09-30
FlexShopper, Inc.
filed 2015-11-16
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2015

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

As of September 30, 2015, the Company had a total of 52,034,907 shares of Common Stock outstanding, excluding 339,125 outstanding shares of Series 1 Preferred Stock convertible into 2,146,662 shares of Common Stock.

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

2

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$4,667,561	$2,883,349
Accounts receivable, net	366,523	128,834
Prepaid expenses	328,263	112,074
Lease merchandise, net	5,858,866	4,241,918
Assets of discontinued operations	–	6,500
Total current assets	11,221,213	7,372,675

PROPERTY AND EQUIPMENT, net	1,684,640	1,051,697

OTHER ASSETS:
Intangible assets – patent costs	24,185	26,492
Security deposits	66,758	55,003
	90,943	81,495

	$12,996,796	$8,505,867

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$1,058,665	$836,792
Accrued payroll and related taxes	301,209	131,596
Accrued expenses	260,101	197,584
Loans payable to shareholder	–	1,000,000
Liabilities of discontinued operations	–	7,626
Total current liabilities	1,619,975	2,173,598

Loan payable, net of $829,105 of unamortized issuance costs	1,790,458	–
Total liabilities	3,410,433	2,173,598

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY Preferred Stock, $0.001 par value- authorized 10,000,000 shares, issued
and outstanding 339,125 in 2015 and 342,219 in 2014 at $5.00 stated value	1,695,625	1,711,095
Common stock, $0.0001 par value- authorized 100,000,000 shares, issued and
outstanding 52,034,907 in 2015 and 35,015,322 in 2014	5,203	3,502
Additional paid in capital	23,133,396	14,513,433
Accumulated deficit	(15,247,861)	(9,895,761)
	9,586,363	6,332,269

	$12,996,796	$8,505,867

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
		Restated (Note 12)		Restated (Note 12)
Revenues:
Lease revenues and fees	$5,298,272	$1,346,552	$13,126,216	$2,015,628
Lease merchandise sold	107,768	266,988	392,569	391,162
Total revenues	5,406,040	1,613,540	13,518,785	2,406,790

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	2,759,992	874,863	7,117,877	1,319,709
Cost of lease merchandise sold	57,623	222,120	228,964	332,670
Provision for doubtful accounts	1,672,064	451,657	3,723,701	593,180
Operating expenses	2,925,076	1,194,156	7,726,795	3,343,652
Total costs and expenses	7,414,755	2,742,796	18,797,337	5,589,211

Operating loss	(2,008,715)	(1,129,256)	(5,278,552)	(3,182,421)
Interest expense	141,113	–	279,725	–
Loss from continuing operations, before income tax benefits	(2,149,828)	(1,129,256)	(5,558,277)	(3,182,421)

Income tax benefit	–	52,105	78,388	365,840
Loss from continuing operations	(2,149,828)	(1,077,151)	(5,479,889)	(2,816,581)

Income from discontinued operations, including gain from the sale of discontinued assets, net of income taxes	–	85,013	127,789	596,897

Net loss	$(2,149,828)	$(992,138)	$(5,352,100)	$(2,219,684)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.04)	$(0.03)	$(0.11)	$(0.11)
Income from discontinued operations	0.00	0.00	0.00	0.02
Net loss	$(0.04)	$(0.03)	$(0.11)	$(0.09)

WEIGHTED AVERAGE SHARES
Basic	52,034,907	32,128,770	47,552,858	25,994,442
Dilutive	52,034,907	32,128,770	47,552,858	25,994,442

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2015

(unaudited)

					Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	342,219	$1,711,095	35,015,322	$3,502	$14,513,433	$(9,895,761)	$6,332,269
Provision for compensation expense related to issued stock options	—	—	—	—	58,000	—	58,000
Sale of common stock	—	—	17,000,000	1,700	9,348,300	—	9,350,000
Costs related to sale of common stock	—	—			(801,806)	—	(801,806)
Conversion of preferred shares to common stock	(3,094)	(15,470)	19,585	1	15,469
Net loss	—	—	—	—	—	(5,352,100)	(5,352,100)
Balance, September 30, 2015	339,125	$1,695,625	52,034,907	$5,203	$23,133,396	$(15,247,861)	$9,586,363

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30,

	(Unaudited)	(Unaudited)
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:		Restated (Note 12)
Net loss	$(5,352,100)	$(2,219,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) from discontinued operations	(206,176)	(596,897)
Depreciation and impairment of lease merchandise	7,117,877	1,319,709
Other depreciation and amortization	731,718	42,124
Compensation expense related to issuance of stock options and warrants	58,000	282,900
Provision for uncollectible accounts	3,723,701	593,180
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,961,391)	(618,702)
(Increase) in prepaid expenses and other	(216,189)	(106,742)
(Increase) in lease merchandise	(8,734,826)	(3,884,555)
(Increase) in security deposits	(11,755)	(47,768)
Increase in accounts payable	221,875	144,589
Increase in accrued payroll and related taxes	169,613	101,053
Increase in accrued expenses	62,518	123,788
Net cash (used in) operating activities - continuing operations	(6,397,135)	(4,867,005)
Net cash provided by operating activities - discontinued operations	205,049	1,495,331
Net cash (used in) operating activities	(6,192,086)	(3,371,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,020,958)	(776,519)
Net cash used in investing activities – continuing operations	(1,020,958)	(776,519)
Proceeds from sale of discontinued operations	–	4,445,000
Net cash (used in) provided by investing activities	(1,020,958)	3,668,481

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) proceeds of loans from shareholder	(1,000,000)	1,000,000
Proceeds from loans payable, net of $1,170,501 of related costs	1,449,062	–
Proceeds from exercise of stock options	–	11,667
Proceeds from sale of common stock, net of related costs of $801,806 in 2015 and
$39,000 in 2014	8,548,194	5,433,008
Net cash provided by financing operations – continuing operations	8,997,256	6,444,675
Net cash (used in) financing operations - discontinued operations	–	(3,201,600)
Net cash provided by financing activities	8,997,256	3,243,075

INCREASE IN CASH	1,784,212	3,539,882

CASH, beginning of period	2,883,349	960,032

CASH, end of period	$4,667,561	$4,499,914

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

7

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended September 30,

	(Unaudited)	(Unaudited)
	2015	2014
Supplemental cash flow information:
Interest paid:
Continuing operations	$253,995	$–
Discontinued operations	–	81,370
Non-cash Financing activities:
Conversion of shareholders loans to common stock	$–	$1,000,000
Conversion of preferred stock to common stock	$15,470	$–

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Nine months ended September 30, 2015 and 2014

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

2. BUSINESS

FlexShopper Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC (“FlexShopper”), a limited liability company incorporated under the laws of North Carolina on September 24, 2013. Since the sale of the assets of Anchor Funding Services LLC (“Anchor”), which sale was completed in a series of transactions between April and September 2014, the Company is a holding company with no operations except for those conducted by FlexShopper. FlexShopper through its e-commerce marketplace and patent pending payment method, provides certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 7) FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper to conduct operations.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently, an agreement was entered into with a financial institution to sell substantially all of the operating assets of Anchor which provided accounts receivable funding to businesses located throughout the United States. The sale was finalized in September 2014 (see Note 4). The consolidated statements of operations and cash flows reflects the historical operations of Anchor, including the gain on sale, as discontinued operations. The consolidated balance sheet as of December 31, 2014 reflects amounts attributable to Anchor as assets and liabilities of discontinued operations.

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks, for ownership. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales. These fees amounted to approximately $24,750 and $74,600 for the three and nine months ended September 30, 2015. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. FlexShopper is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

Accounts receivable	$4,670,122	$1,509,736
Allowance for doubtful accounts	(4,303,599)	(1,380,902)
Accounts receivable, net	$366,523	$128,834

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the three and nine months ended September 30, 2015, $534,771 and $801,004 of accounts receivable balances were charged off against the allowance respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise with a corresponding charge to cost of lease revenue. The impairment charge amounted to $1,208,000 for the nine months ended September 30, 2015. The Company is developing historical charge off information to assess recoverability and estimate of the impairment reserve. The net lease merchandise balances consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Lease merchandise at cost	$12,750,264	$6,929,509
Accumulated depreciation and impairment reserve	(6,891,398)	(2,687,591)
Lease merchandise, net	$5,858,866	$4,241,918

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs – Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization for the three and nine months ended September 30, 2015 was $146,313 and $341,396 respectively.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $827,707 and $674,648 for the nine months ended September 30, 2015 and 2014 respectively.

Operating Expenses – Operating expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, marketing and other administrative expenses.

Marketing Costs – The Company charges marketing costs to expense as incurred. Total marketing costs which primarily consist of advertising were approximately$416,300 and $228,100 and for the three months ended September 30, 2015 and 2014 respectively and $2,272,900 and $875,500 for the nine months ended September 30, 2015 and 2014 respectively.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Nine months ended
	September 30,
	2015	2014
Convertible preferred stock	2,146,662	1,919,574
Options	3,857,000	3,543,333
Warrants	5,115,531	3,342,504
	11,119,193	8,805,411

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of all stock option awards. (see Note 9)

Fair Value of Financial Instruments – The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 7) approximates fair value.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2016. In August 2015, the FASB extended the deadline of ASU 2014-09 by one year. The Company is currently evaluating the impact of the provisions of this new standard on its financial position and results of operations.

In September 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2015-03 during the quarter ended March 31, 2015. In the accompanying balance sheet at September 30, 2015, the Company offset $829,105 of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect the new guidance will have on its financial statements and related disclosures.

4. DISCONTINUED OPERATIONS

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) approximately $4,445,000 which represented 110% of the total funds outstanding associated with the Portfolio Accounts which resulted in a gain of approximately $445,000 plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $342,541 for the period from July 1, 2014 to December 31, 2014 and $0 and $206,177 for the three and nine months ended September 30, 2015. The sale of the Anchor Assets was made in a series of closings through September 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated. In the year ended December 31, 2014, Anchor recorded a gain of $788,015 on the sale of these assets including the earnout payments received through December 31, 2014. Of such gain, $445,474 was recorded during the nine months ended September 30, 2014. In the three and nine months ended September 30, 2015, Anchor recorded gains of $0 and $206,176 respectively for the earnout payments received during such periods. All such gains are included in income from discontinued operations.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying consolidated Balance Sheet at December 31, 2014 and consist of the following:

December 31, 2014
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$6,500
Liabilities of discontinued operations:
Accounts payable	$7,626

Major classes of income and expenses related to income from discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Finance revenues	$–	$25,490	$–	$735,357
Interest expense-financial institution	–	(532)	–	(109,878)
Reversal of provision for credit losses	–	–	–	24,904
Net finance revenues	–	24,958	–	650,383
Operating expenses	–	(196,056)	–	(441,336)
Commissions on sale and other income		308,216		308,216
Gain on sale of discontinued assets	–	–	206,177	445,474
Income from discontinued operations before income taxes	$–	$137,118	$206,177	$962,737
Provision for income taxes	–	52,105	78,388	365,840
Income from discontinued items	$–	$85,013	$127,789	$596,897

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2015	December 31, 2014
Furniture and fixtures	2-5 years	$99,982	$99,982
Website and internal use software	3 years	1,844,811	1,017,103
Computers and software	3-7 years	548,464	355,213
		2,493,257	1,472,298
Less: accumulated depreciation and amortization		(808,617)	(420,601)
		$1,684,640	$1,051,697

Depreciation expense was $156,975 and $23,717 for the quarters ended September 30, 2015 and 2014, respectively and $388,015 and $42,125 for the nine months ended September 30, 2015 and 2014, respectively.

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

7. LOAN PAYABLE

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months at the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed will bear interest at the rate of LIBOR plus 15% per annum and a small non-usage fee will be assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. As of September 30, 2015 the amount funded under the agreement was $2,619,563.

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

During the year ended December 31, 2014, 34,168 preferred shares were converted into 194,758 common shares. During the nine months ended September 30, 2015, 3,094 preferred shares were converted into 19,585 common shares. As of September 30, 2015 there were 339,125 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 2,146,662 shares of common stock.

Common Stock – The Company, which was authorized to issue 65,000,000 shares of $.0001 par value Common Stock, increased its authorized shares to 100 million in September 2015 upon receipt of stockholder approval and a filing of an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware. Each share of Common Stock entitles the holder to one vote at all stockholder meetings. Dividends on Common Stock are restricted per terms of the Credit Agreement. (see Note 7)

From May through October 2014, the Company received gross proceeds of $6,501,100 from the sale of 11,820,187 shares offered through three co-placement agents in a private placement offering at an offering price of $.55 per share under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended. In connection therewith seven year warrants to purchase 1,773,027 common shares at an exercise price of $.55 per share were issued to placement agents.

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

9. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), with 2,100,000 common shares authorized for issuance under the Plan. In October 2009, the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares. On March 26, 2015, the Board adopted our 2015 Omnibus Equity Compensation Plan (the “2015 Plan”), with 4,000,000 common shares authorized for issuance under the 2015 Plan, which was ratified by the Company’s stockholders on September 15, 2015. All references to the 2007 Plan and 2015 Plan are collectively referred to as the “Plans.” Grants under the Plans may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards.

Employees, directors and consultants and other service providers are eligible to participate in the Plans. Options granted under the Plans vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant.

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

Activity in stock options for the nine months ended September 30, 2015 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2015	3,755,000	$0.87	5.30	$757,650
Granted	317,000	$0.81	9.59
Canceled	(215,000)	0.81	9.49
Outstanding at September 30, 2015	3,857,000	$0.87	4.69	$156,000
Vested and exercisable at September 30, 2015	3,428,998	$0.89	4.15	$156,000
Vested and exercisable at September 30, 2015 and expected to vest thereafter	3,817,900	$0.89	4.69	$156,000

The weighted average grant date fair value of options granted during 2015 was $0.02 per share. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

2015
Exercise price	$0.60 to $0.90
Expected life	6 years
Expected volatility	35%
Dividend yield	0%
Risk-free interest rate	1.39% to 2.70%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $29,900, and $37,200, for the three months ended September 30, 2015 and 2014 respectively and $58,000 and $271,700 for the nine months ended September 30, 2015 and 2014, respectively. Unrecognized compensation cost related to non-vested options at September 30, 2015 amounted to approximately $105,000 which is expected to be recognized over a weighted average period of 1.9 years.

10. WARRANTS

On January 31, 2014, the expiration date of outstanding warrants issued to one of the Company’s placement agents to purchase 1,342,500 shares of the Company’s common stock at $1.10 per share, due to expire on such date was extended by the Company through January 31, 2018. The following information was input into BSM to compute a fair value price of $.104 for each modified warrant:

Exercise price	$1.10
Term	4 years
Expected volatility	37%
Dividend yield	0%
Risk-free interest rate	.09%

For the three and nine months ended September 30, 2015 and 2014, compensation expense of $0, and $4,200 and $0 and $7,000 respectively was recorded related to these warrants.

The following table summarizes information about outstanding stock warrants as of September 30, 2015 all of which are exercisable:

		Weighted Average
Exercise	Number	Remaining
Price	Outstanding	Contractual Life

$1.10	1,342,500	3 years
$1.00	2,000,004	6 years
$0.55	1,773,027	5 years(a)
	5,115,531

(a) See Note 13

11.  INCOME TAXES

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $4.5 million and state net operating loss carryforwards of approximately $3.4 million available to offset future taxable income which expire from 2022 to 2034.  The Company’s use of net operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2015 do not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit related to its loss from continuing operations other than a benefit related to utilizing such loss to offset income from discontinued operations. A corresponding tax provision was charged to discontinued operations.

12. RESTATEMENT

In the fourth quarter of 2014, the Company capitalized $1,017,104 of website and internal use software costs and correspondingly recognized $103,222 of accumulated amortization or a net adjustment of $913,822 of which $627,646 related to amounts expensed in prior quarters of 2014 including $235,367 and $627,646 related to the three and nine months ended September 30, 2014 respectively. In addition, in the quarter and nine months ended September 30, 2014, an income tax benefit of $52,485 and $365,840 respectively was allocated to continuing operations with a corresponding tax provision charged to discontinued operations, representing the tax benefit from utilizing the loss from continuing operations to offset income from discontinued operations. Such tax adjustment had no effect on the net loss for the quarter and nine months then ended. Net loss and related loss per share of such periods have been restated as follows:

	Three Months ended	Nine Months ended
	September 30, 2014	September 30, 2014

Net loss:
As previously reported	$(1,227,505)	$(2,847,330)
Adjustment	235,367	627,646
As adjusted	$(992,138)	$(2,219,684)
Basic and diluted net loss per common share:
As previously reported	$(0.04)	$(0.11)
Adjustment	0.01	0.02
As adjusted	$(0.03)	$(0.09)

The statement of cash flows for the nine months ended September 30, 2014 was also restated from amounts previously reported to change the classification of the $4,445,000 of proceeds from the sale of Anchor from operating activities to investing activities, to reflect the capitalization of website and internal use software costs of $627,646 previously expensed and to reflect a $365,840 income tax benefit allocated to continuing operations with a corresponding provision charged to discontinued operations resulting in the following changes in components of cash flows:

	Nine months Ended September 30, 2014
	As Previously Reported	Adjustments	As restated
Net cash (used in) operating activities – continuing operations	$(5,860,491)	$993,486	$(4,867,005)
Net cash provided from operating activities – discontinued operations	6,306,171	(4,840,840)	1,495,331
Net cash (used in) provided by operating activities	445,680	(3,817,354)	(3,371,674)
Net cashed (used in) investing activities – continuing operations	(148,873)	(627,646)	(776,519)
Net cash provided from investing activities – discontinued operations	–	4,445,000	4,445,000
Net cash (used in) provided by investing activities	$(148,873)	3,817,354	$3,668,481

13. COMMON STOCK REGISTERED FOR RESALE BY SELLING STOCKHOLDERS

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit/debit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of September 30, 2015, approximately 65% of the Company’s leases were current and did not have a past due balance and an additional 10% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The Company is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

Accounts receivable	$4,670,122	$1,509,736
Allowance for doubtful accounts	4,303,599	1,380,902
Accounts receivable, net	$366,523	$128,834

The Company’s reserve is 92.2% of the accounts receivable balance as of September 30, 2015. The reserve is a significant percentage of the balance because the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items; while collection efforts are pursued delinquent customers accrue weekly charges resulting in a significant balance requiring a reserve. The Company charges off accounts once it has exhausted collection efforts and estimates that there is no chance of recovery.

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

Results of Operations

Three Months Ended September 30, 2015, compared to Three Months Ended September 30, 2014

The following table details the operating results from continuing operations for the three months ended September 30, 2015 and 2014:

	2015	2014	$ Change	% Change

Total revenues	$5,406,040	$1,613,540	$3,792,500	235.0
Cost of lease revenue and merchandise sold	2,817,615	1,096,983	1,720,632	156.9
Provision for doubtful accounts	1,672,064	451,657	1,220,407	270.2
Operating expenses	2,925,076	1,194,156	1,730,920	144.9
Operating loss	(2,008,715)	(1,129,256)	(879,459)	(77.9)
Interest expense	141,113	–	141,113	–
Income tax benefit	–	52,105	52,105	–)
Loss from continuing operations	$(2,149,828)	(1,077,151)	$(1,072,677)	(99.6)

Total lease revenues for the three months ended September 30, 2015 were $5,406,040 compared to $1,613,540 for the three months ended September 30, 2014, representing an increase of $3,792,500 or 235.0%. FlexShopper originated 7,969 leases for the three months ended September 30, 2015 compared to 3,924 leases for the comparable period last year. The Company spent approximately $648,000 more on marketing in the third quarter of 2015 for a total of $876,000, compared to the third quarter of 2014. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2015 was $2,817,615 compared to $1,096,983 for the three months ended September 30, 2014 representing an increase of $1,720,632 or 156.9%. Cost of lease revenue and merchandise sold for the three months ended September 30, 2015 is principally comprised of depreciation expense on lease merchandise of $2,683,569, the net book value of merchandise sold of $57,622 and a charge for inventory impairment of $76,000. Cost of lease revenue and merchandise sold for the three months ended September 30, 2014 was principally comprised of depreciation expense on lease merchandise of $677,863, the net book value of merchandise sold of $222,120 and a charge for inventory impairment of $117,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for bad debts was $1,672,064 and $451,657 for the three months ended September 30, 2015 and 2014, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items and while collection efforts are pursued delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off approximately $535,000 of customer accounts to the allowance for doubtful accounts in the quarter ended September 30, 2015, after it exhausted all collection efforts with respect to such accounts.

Operating expenses for the three months ended September 30, 2015 and 2014 were $2,925,076 and $1,194,156 respectively. Key operating expenses included the following:

	Three months ended	Three months ended
	September 30, 2015	September 30, 2014
Payroll, benefits and contract labor	$1,039,860	$753,268
Legal and professional fees	46,774	8,282
Stock compensation expense	29,900	41,400
Marketing	875,539	228,152
Total	$1,992,073	$1,031,102

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $2,149,828 and $1, 077,151 for the three months ended September 30, 2015 and September 30, 2014, respectively.

Nine months Ended September 30, 2015, compared to Nine months Ended September 30, 2014

The following table details the operating results from continuing operations for the nine months ended September 30, 2015 and 2014:

	2015	2014	$ Change	% Change
Total revenues	$13,518,785	$2,406,790	$11,111,995	461.7
Cost of lease revenue and merchandise sold	7,346,841	1,652,379	5,694,462	344.6
Provision for doubtful accounts	3,723,701	593,180	3,130,521	527.8
Operating expenses	7,726,795	3,343,652	4,383,143	131.1
Operating loss	(5,278,552)	(3,182,421)	(2,096,131)	(65.9)
Interest expense	279,725	–	279,725	–
Income tax benefit	78,388	365,840	(287,452)	(78.6)
Loss from continuing operations	$(5,479,889)	(2,816,581)	$(2,663,308)	(94.6)

Total lease revenues for the nine months ended September 30, 2015 were $13,518,785 compared to $2,406,790 for the nine months ended September 30, 2014, an $11,111,995 increase. FlexShopper began originating leases in late December 2013, launched its online LTO marketplace in March, 2014 and spent approximately $1,857,000 more on marketing in the first nine months of 2015 compared to the first nine months of 2014. FlexShopper originated 17,980 leases for the nine months ended September 30, 2015 compared to 6,825 leases for the comparable period last year. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2015 was principally comprised of depreciation expense on lease merchandise of $6,923,454, the net book value of merchandise sold of $228,964 and a reserve for inventory impairment of $194,422. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2014 was principally comprised of depreciation expense on lease merchandise of $1,019,709, the net book value of merchandise sold of $332,670 and a charge for inventory impairment of $300,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for bad debts was $3,723,701 and $593,180 for the nine months ended September 30, 2015 and 2014, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items and while collection efforts are pursued delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $801,004 of customer accounts to the allowance for doubtful accounts in the nine months ended September 30, 2015, after it exhausted all collection efforts with respect to such accounts.

Operating expenses for the nine months ended September 30, 2015 and 2014 were $7,726,795 and $3,343,652 respectively. Key operating expenses included the following:

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Payroll, benefits and contract labor	$2,743,616	$2,135,217
Legal and professional fees	207,178	251,186
Stock compensation expense	58,000	282,900
Marketing	2,272,927	416,332
Total	$5,281,721	$3,085,635

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $5,479,889 and $2,816,581 for the nine months ended September 30, 2015 and 2014 respectively.

Sale of Anchor

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor agreed to sell to the Bank substantially all of its assets consisting primarily of its factoring portfolio. The sale of the Anchor Assets was made in a series of closings through September 16, 2014.

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

Liquidity and Capital Resources

As of September 30, 2015 the Company had cash of $4,667,561 compared to $2,883,349 at December 31, 2014.

The Company had accounts receivables of $4,670,122 offset by of an allowance for doubtful accounts of $4,303,598 resulting in net accounts receivable of $366,523. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears adjusted for subsequent collections. Approximately 75% of the Company’s accounts in the portfolio are not currently subject to allowance.

Recent Financings

In fiscal 2014 and the nine months ended September 30, 2015, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	A private placement offering completed with FlexShopper’s placement agents on October 9, 2014 resulting in gross proceeds to FlexShopper of $6,501,100 before offering costs of approximately $912,000.

2.	The sale of certain assets of Anchor Funding Services through an Asset Purchase Agreement. This transaction was completed in a series of closings through September 16, 2014 and resulted in a gain of $788,015.

3.	The receipt of $1 million in funding from George Rubin and Morry F. Rubin through the funding of promissory notes in like principal amount and the conversion of these notes into shares of FlexShopper’s Common Stock at $.55 per share om May 8, 2014.

4.	Entering into a secured promissory note with a principal stockholder pursuant to which we may borrow up to $1,000,000 at an interest rate of 15% per annum, payable upon demand. This note was paid in full on March 6, 2015, concurrent with FlexShopper obtaining the credit facility described below.

5.	On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with a Lender. FlexShopper is permitted to borrow funds under the Credit Agreement based on the FlexShopper’s cash on hand and the Amortized Order Value of the its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, par value $0.0001 per share, to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $6,192,086 for the nine months ended September 30, 2015 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by continuing operations operating activities was $4,867,005 for the nine months ended September 30, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the nine months ended September 30, 2015 net cash used in investing activities was $1,020,958 comprised of $193,251 for the purchase of property and equipment and $827,707 for capitalized software costs.

For the nine months ended September 30, 2014 net cash used by investing activities was $776,519 for the purchase of property and equipment offset by $4,445,000 proceeds from the sale of discontinued operations.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,997,256 for the nine months ended September 30, 2015 due to proceeds of $2,619,563 offset by $1,170,501 of related costs incurred by the Company’s entering into a credit agreement with a lender and $9,350,000 of proceeds from the sale of the Company’s stock, offset by payments of $801,806 in issuance costs offset by a $1,000,000 repayment of a note to a shareholder of the Company.

Net cash provided by financing activities was $3,243,075 for the nine months ended September 30, 2014, and was primarily due to funds drawn on a $1,000,000 promissory note with certain shareholders, net proceeds from the issuance of the Company’s common stock of $5,433,008 offset by $3,201,600 of cash used by financing activities of discontinued operations.

Capital Resources

The funds derived from the sale of FlexShopper’s Common Stock and FlexShopper’s ability to borrow funds under the Credit Agreement and funds from the sale of Anchor’s factoring operations have provided substantial liquidity and capital resources for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that cash balances at September 30, 2015 together with available borrowing capacity under the credit agreement provides sufficient liquidity and capital resources for our anticipated needs through at least September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

(a)	The following sales of unregistered securities took place during the nine months ended September 30, 2015.

Date of Sale	Title of Security	Number Sold	Consideration Received	Purchasers	Exemption from Registration Claimed

March 2015	Common Stock	17,000,000	$ 9,350,000	Accredited Investors	Section 4(2) and/or Rule 506 promulgated thereunder

During the nine months ended September 30, 2015 there were no repurchases of the Company’s Common Stock

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

2.1	Exchange Agreement (2)
3.1	Certificate of Incorporation-BTHC, INC. (2)
3.2	Certificate of Merger of BTHC XI, LLC into BTHC XI, Inc. (2)
3.3	Certificate of Amendment (2)
3.4	Designation of Rights and Preferences-Series 1 Convertible Preferred Stock (2)
3.5	Certificate of Amendment dated October 16, 2013(11)
3.6	Amended and Restated By-laws (2)
4.1	Placement Agent Warrant issued to Fordham Financial Management on October 9, 2014 (1)
4.2	Placement Agent Warrant issued to Paulson Investment Company, Inc. on October 9, 2014 (1)
4.3	Placement Agent Warrant issued to Spartan Capital Securities, LLC on October 9, 2014 (1)
4.4	Letters dated April 27, 2015 amending exhibits 4.1, 4.2 and 4.3(8)
10.1	Directors’ Compensation Agreement-George Rubin (2)
10.2	Employment Contract-Morry F. Rubin (2)
10.3	Employment Contract-Brad Bernstein (2)
10.4	Facilities Lease – Florida (2)
10.5	Rediscount Facility Agreement with TAB Bank (3)
10.6 10.7	Form of Validity Warranty to TAB Bank (3) Amendment to Employment Agreement of Morry F. Rubin (4)
10.8	Asset Purchase Agreement dated April 30, 2014 (5)
10.9	Credit Agreement dated as of March 6, 2015 among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (6)
10.10	Investor Rights Agreement dated as of March 6, 2015, by and among FlexShopper, Inc., the Management Stockholders and affiliates of Waterfall (6)
10.11	Form of Investor Rights Agreement dated as of March 6, 2015, by and among FlexShopper, Inc. and the Investors party thereto (6)
10.12	January 2014 Amendment to Boca Raton, Florida Lease (5)
10.13	Employment Contract – Marc Malaga (9)
10.14	Amendment No. 1 to Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party hereto and WE 2014-I, LLC. (Incorporated by reference to Form 8-K - date of earliest event November 6, 2014.)
10.15	Amendment No. 2 to Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party hereto and WE 2014-I, LLC. (Incorporated by reference to Form 8-K - date of earliest event November 6, 2014.)
16.1	Letter from Scott & Company, LLC (1)
21.0	Subsidiaries of Registrant (5)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
99.1	2007 Omnibus Equity Compensation Plan (2)
99.2	Form of Non-Qualified Option under 2007 Omnibus Equity Compensation Plan (2)
99.3	Amendment to 2007 Omnibus Equity Compensation Plan increasing the Plan to 4,200,000 shares (7)
99.4	Press Release dated November 16, 2015*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
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

(9) Incorporated by reference to the Registrant’s form 10-Q for the quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 16, 2015	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: November 16, 2015	By:	/s/ Frank Matasavage
Frank Matasavage
Chief Financial Officer

