Form 10-K
period 2015-12-31
FlexShopper, Inc.
filed 2016-03-30
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐   TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-52589

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-accelerated Filer:	☐	Smaller Reporting Company:	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $21,280,000 (based on the closing price of the Registrant’s Common Stock on June 30, 2015 of $0.70 per share)

The number of shares outstanding of the Registrant’s Common Stock, as of March 18, 2016, was 52,104,081.

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties which are difficult to predict and could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports of Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

We qualify all the forward-looking statements contained in this Form 10-K by the foregoing cautionary statements.

PART I

Item 1. Business

Introduction

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware. We were organized on August 16, 2006 under the laws of the State of Delaware as BTHC XI, Inc. On April 4, 2007, we changed our corporate name to Anchor Funding Services, Inc. On October 16, 2013, we changed our corporate name to FlexShopper, Inc. FlexShopper owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC, which sale was completed in a series of transactions between April and June 2014, FlexShopper, Inc. is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC owns two wholly-owned Delaware subsidiaries, FlexShopper 1, LLC and FlexShopper 2, LLC. All references to the business operations of FlexShopper refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Overview

Since June 2013, FlexShopper, through its wholly-owned subsidiary, FlexShopper, LLC, has been engaged in the business of providing certain types of durable goods to consumers on a lease-to-own basis and providing lease-to-own (“LTO”) terms to consumers of third party retailers and e-tailers. FlexShopper has been generating revenues from this new line of business since December 2013. Management believes that the introduction of FlexShopper's lease-to-own programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO products provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, FlexShopper’s model provides e-tailers and retailers an opportunity to increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis.

GROWTH OPPORTUNITIES AND STRATEGIES

FlexShopper believes there is significant opportunity to expand the LTO industry online and into mainstream retail and e-tail. The LTO industry currently serves approximately six million consumers annually, generating approximately $8.5 billion in sales primarily through approximately 10,000 LTO brick and mortar stores. Through its strategic sales channels, FlexShopper believes it can expand the LTO industry, also known as the rent-to-own or RTO industry. FlexShopper has successfully developed and is currently processing LTO transactions using its “LTO Engine.” The LTO Engine is FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods generally within a few minutes. The LTO engine is the basis for FlexShopper’s primary sales channels which provide consumers four distinct ways of obtaining brand name durable goods on an LTO basis: (1) at FlexShopper’s LTO e-commerce marketplace, www.flexshopper.com, where consumers can choose from over 80,000 different items including electronics, furniture, musical instruments, and equipment; (2) on third party e-commerce sites featuring FlexShopper’s LTO payment method, where consumers can activate FlexShopper’s payment button at checkout; (3) at FlexShopper’s automated kiosks located in certain retail locations and (4) with the FlexShopper Wallet, a mobile application enabling consumers to get durable goods from major retailers with their smartphones.

FlexShopper launched its online LTO marketplace in March 2014 and FlexShopper launched its patent-pending LTO payment method in December 2014. Retailers and e-tailers that sell furniture, electronics, computers, appliances and other durable goods and partner with FlexShopper have three channels which provide an opportunity to increase their sales: (i) in the store, (ii) online and (iii) on our marketplace. FlexShopper aims to enable merchants to sell to more than 50 million consumers that do not have sufficient credit or cash to buy from them. In addition, FlexShopper pays the merchant 100% of the retail price. An excerpt of our marketing literature presented below depicts our offerings to retail merchants:

COMPETITIVE STRENGTHS

We believe the following competitive strengths differentiate us:

●	We currently address the LTO market through online channels which include our online marketplace and patent pending LTO payment method. These channels give us the ability to currently originate leases in forty five states without the operating expenses associated with having physical store-fronts in those states.

●	We believe our three channels described above provide a compelling package for retailers to adopt to increase their sales with a vast customer base.

●	Our LTO online marketplace and patent pending LTO payment method offer consumers more choices in products and retailers than traditional brick and mortar LTO storefronts. Our digital channels provide consumers with a selection of over 80,000 items including brand name products from recognized retailers.

Key Benefits for Our Customers

Broad Selection and Choice: We offer consumers through our online marketplace a vast selection of over 80,000 durable goods, including electronics and furniture that they may acquire on an LTO basis. We believe our broad selection, often fulfilled by name brand retailers, is more appealing than in-store LTO options.

Easy, Online Access to LTO Programs: We believe that LTO consumers want to shop online like other consumers and our marketplace and LTO payment method provide such access, simply and quickly.

Key Benefits for Our Retail Partners

Incremental Sales from Our LTO Marketplace: Our retailer partners that provide products for our marketplace receive incremental sales with no risk and no acquisition cost.

“Saving the Sale” in-Store and at Checkout on their E-Commerce Site: Our financial and technology platform enables retailers to “save the sale” when consumers are declined for credit in-store and at checkout on their websites.

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

We believe that there is significant market opportunity to expand the LTO market beyond traditional brick and mortar stores by creating an online presence through an LTO e-commerce site and payment method. We believe that the segment of the population targeted by the industry comprises more than 50 million people in the United States and the needs of these consumers are generally underserved.

UNDERWRITING PROCESS AND RISK MANAGEMENT

FlexShopper has developed a proprietary decision engine that automates the process of consumers receiving spending limits on LTO products and entering into leases for durable goods generally within a few minutes. Included in this determination of a consumer’s spending limit are factors such as income, frequency that such consumer overdraws his or her bank account, fraud reports, repayment history and charge-off history. The Company obtains such consumer data from multiple third party sources which are monitored and analyzed by our risk department. We continually update our underwriting models to manage risk of default. Our decision engine also includes fraud tools and information from third party data sources to combat online fraud. We are continuously developing and implementing improvements to reduce losses related to fraudulent activity. In 2016, the Company enhanced its risk department by hiring a Chief Risk Officer. See Key Employees in Part III.

CUSTOMERS

FlexShopper’s customers typically do not have sufficient cash or credit to obtain durable goods. These consumers find the short-term nature and affordable payments of lease-to-own attractive. The lease-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 83% of lease to-own customers have household incomes between $15,000 and $50,000 per year. We believe we can expand the LTO market beyond brick and mortar stores with our LTO e-commerce site and online payment method. These sales channels will enable us to serve and target more than 50 million people that we believe do not have sufficient cash or access to reasonable credit for durable goods.

SALES AND MARKETING

We plan to promote our FlexShopper products and services through print advertisements, Internet sites and direct response marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limit and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our existing and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

For each sales channel FlexShopper has a marketing strategy that includes the following:

Online LTO Marketplace	Patent Pending LTO Payment Method	In-store LTO Technology Platform
Search engine optimization; pay-per click	Direct to retailers/e-tailers	Direct to retailers/e-tailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Direct response television campaigns	Consultants & strategic relationships
Direct mail

MANAGEMENT INFORMATION SYSTEMS

FlexShopper uses computer-based management information systems to facilitate its entire business model, including underwriting, processing transactions through its sales channels, managing collections and monitoring leased inventory. Through the use of our proprietary software developed in-house, each of our retail partners uses our online merchant portal that automates the process of consumers receiving spending limits and entering into leases for durable goods generally within a few minutes. The management information system generates reports which enable us to meet our financial reporting requirements.

GOVERNMENT REGULATIONS

The lease-to-own industry is regulated by and subject to the requirements of various federal, state and local laws and regulations, many of which are in place for consumer protection. In general such laws regulate, among other items, applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws and regulations may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings. See the section captioned “Risk Factors” below for more information with respect to governmental laws and regulations and their effect on our business.

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

INTELLECTUAL PROPERTY

FlexShopper has filed a provisional patent with the U.S. Patent and Trademark Office (“USPTO”) for a system that enables consumers to obtain products on an LTO basis using mobile devices and tablets and for a lease-to-own method of payment at check-out on e-commerce sites. We can provide no assurances that FlexShopper will be granted any patents by the USPTO. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model and we believe give us a key competitive advantage. We also rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See the section captioned “Risk Factors” Below for more information on and risk associated with respect to our intellectual property.

Operations and Employees of FlexShopper

Brad Bernstein, our Chief Executive Officer, manages our day-to-day operations and internal growth and oversees our growth strategy. FlexShopper’s management includes an Executive Vice President of Operations, Chief Financial Officer, Chief Technology Officer with oversight of the Company’s development team, a Vice President of e-commerce and a Chief Risk Officer. In addition, FlexShopper has a customer service and collections call center. As of December 31, 2015, FlexShopper had 90 employees, all of whom were full time.

DISCONTINUED OPERATIONS OF ANCHOR

Anchor Funding Services LLC was incorporated under the laws of the State of South Carolina in January 2003 and later reincorporated under the laws of the State of North Carolina in August 2005.   Anchor operated its factoring business for approximately 10 years until the assets were sold in a series of closings between April and June of 2014. Anchor purchased clients’ accounts receivable which provided businesses with critical working capital so it could meet their operational costs and obligations while waiting to receive payments from its customers. Anchor also provided purchase order financing. During 2013, FlexShopper decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, we entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Transportation Alliance Bank Inc. (the “Bank”), pursuant to which Anchor Funding Services LLC sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) 110% of the total funds outstanding associated with the Portfolio Accounts plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The sale of the Anchor Assets was made in a series of closings through June 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay to the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011. In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the Rediscount Facility Agreement was terminated and has no further force and effect.

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

Business Risks

Limited operating history. FlexShopper, LLC, which was formed in June 2013 to enter the LTO business, has a limited operating history upon which investors may judge our performance. Our new FlexShopper business has generated revenues over a limited operating history and has incurred net losses. Our ability to achieve profitability in this business will depend upon many factors, including, without limitation, our ability to execute our growth strategy and technology development, obtain sufficient capital, develop relationships with third party retail partners, adapt to fluctuations in the economy and modify our strategy based on the degree and nature of competition. Our senior management team has very limited experience in the lease-to-own industry. While we believe our FlexShopper business model will be successful, prior success of our senior management in other businesses should not viewed as an indication that we will be profitable. We can provide no assurances that our operations will ever be profitable.

We expect to require additional financing to achieve our business plans. We believe with our proprietary technology there is a significant market opportunity to expand the LTO market. However, the LTO market is subject to intense and increasing competition and rapidly evolving technologies. Accordingly, for our business plans to succeed we believe it will be important for us to move quickly to introduce our technology and capture market share. As a small company, we may be unable to successfully implement our ambitions of targeting very large markets in an intensely competitive industry segment without significantly increasing our resources. We do not currently have sufficient funds to fully implement our business plan. We expect that we will need to raise capital through new financings. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail or reduce our operations. We could be forced to sell or dispose of our rights or assets. Any inability to raise adequate funds on commercially reasonable terms could have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Our business liquidity and capital resources are dependent upon our credit agreement with an institutional lender and our compliance with the terms thereof. On March 6, 2015, FlexShopper, through FlexShopper 2, LLC, a wholly-owned subsidiary of the Company (the “Borrower”), entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on the Borrower’s cash on hand and the Amortized Order Value of the Borrower’s Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $25,000,000 from the Lender for a term of two years; however, as of December 31, 2015, there was only approximately $15,380,000 in additional availability under the Credit Agreement. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to the Borrower, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. For the term of the Credit Agreement, FlexShopper and its subsidiaries may not incur additional indebtedness (other than certain indebtedness expressly permitted under the Credit Agreement) without the permission of the Lender. The Lender and its affiliates will have a right of first refusal on certain subsequent FlexShopper transactions involving leases or other financial products during the term of the Credit Agreement and up to three months following the termination thereof. The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of the Borrower in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against the Borrower and bankruptcy events.

On March 29, 2016, the Borrower entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement which, among other things, included a waiver of (i) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (ii) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of a successful equity raise by the Company of at least $10,000,000 . If the Borrower is unable to regain compliance or another event of default occurs and is continuing, the Lender may, among other things, terminate any remaining commitments available to the Borrower, declare all outstanding principal and interest immediately due and payable and enforce any and all liens created in connection with the Credit Agreement. The occurrence of an event of default under the terms of our Credit Agreement may materially and adversely affect our operations.

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

The success of our business is dependent on factors affecting consumer spending that are not under our control. Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, costs of fuel, inflation, recession and fears of recession, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services resulting in lower revenue and negatively impacting the business and its financial results.

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

Our customers can return merchandise without penalty.  When our customers acquire merchandise through the FlexShopper LTO program, we actually purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled approximately $205,000 carrying value of leased merchandise during the twelve months ended December 31, 2015.

We rely on third party credit/debit card and ACH (Automated Clearing House) processors to process collections from customers on a weekly basis. Our ability to collect from customers could be impaired if these processors do not work with us. These third-party payment processors may consider our business a high risk since our customer base could have a high incidence of insufficient funds and rejected payments. This could cause a processor to discontinue its services to us, and we may not be able to find a replacement processor. If this occurred, we would have to collect from our customers using less efficient methods, which could adversely impact our collections, revenues and our financial performance.

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

FlexShopper’s lease-to-own business differs in some potentially significant respects from the risks of traditional store-based lease-to-own businesses. The risks could have a material negative effect on FlexShopper. FlexShopper offers its lease-to-own products direct to consumers through its e-commerce marketplace and through the stores and e-commerce sites of third party retailers. Potential risks include, among others:

●	FlexShopper’s reliance on third party retailers over whom FlexShopper cannot exercise control and oversight of certain business functions, from advertising through assistance with lease transaction applications;

●	possibly different regulatory risks due to the non-traditional, online nature of FlexShopper’s business that regulators may target and/or new regulations or legislation could be adopted (or existing laws and regulations may be interpreted) that negatively impact FlexShopper’s business; and

●	reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators.

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

Competition in the LTO business is intense. The lease-to-own industry is highly competitive. Our operation competes with other national, regional and local lease-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases nearly instantaneously, in a manner similar to that provided by FlexShopper’s proprietary technology. Many of our competitors have substantially more resources and greater experience in the lease-to-own business of FlexShopper. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms. We believe we do not currently have significant competition for our on-line LTO marketplace and patent pending LTO payment method. However, such competition is likely to develop over time, and we may be unable to successfully compete in our target markets. We can provide no assurances that we will be able to successfully compete in the LTO industry.

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

System interruption and the lack of integration and redundancy in our order entry and online systems may adversely affect our net sales.  Customer access to our customer service center and websites is key to the continued flow of new orders. Anything that would hamper or interrupt such access could adversely affect our net sales, operating results and customer satisfaction. Examples of risks that could affect access include problems with the Internet or telecommunication infrastructure, limited web access by our customers, local or more systemic impairment of computer systems due to viruses or malware, or impaired access due to breaches of Internet security or denial of service attacks. Changes in the policies of service providers or others that increase the cost of telephone or Internet access could inhibit our ability to market our products or transact orders with customers. In addition, our ability to operate our business from day-to-day largely depends on the efficient operation of our computer hardware and software systems and communications systems. Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins or denial of service attacks, improper operation by employees and similar events or disruptions. Any of these events could cause system interruption, delays and loss of critical data and could prevent us from accepting and fulfilling customer orders and providing services or threaten our relationships with our third-party retail customers, all of which would impair our operations. Certain of our systems are not redundant, and we have not fully implemented a disaster recovery plan. In addition, we may have inadequate insurance coverage to compensate us for any related losses. Interruptions to customer ordering, particularly if prolonged, could damage our reputation and be expensive to remedy and have significant adverse effects on our financial results.

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

If we fail to timely contact delinquent customers, then the number of delinquent customer receivables eventually being charged off could increase.  We contact customers with delinquent account balances soon after the account becomes delinquent. During periods of increased delinquencies, it is important that we are proactive in dealing with these customers rather than simply allowing customer receivables to go to charge-off. During periods of increased delinquencies, it becomes extremely important that we are properly staffed and trained to assist customers in bringing the delinquent balance current and ultimately avoiding charge-off. If we do not properly staff and train our collections personnel, or if we incur any downtime or other issues with our information systems that assist us with our collection efforts, then the number of accounts in a delinquent status or charged-off could increase. In addition, managing a substantially higher volume of delinquent customer receivables typically increases our operational costs. A rise in delinquencies or charge-offs could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Control of FlexShopper.  Our secured lender described under this Item 1 and Item 7 and Item 13 below beneficially owns 28.0% of our outstanding Common Stock as of the filing date of this Form 10-K. Also, our executive officers and directors beneficially own an additional 25.5% of our Common Stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

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

On February 8, 2016 our Board of Directors approved a reverse stock split within a range of no less than one-for-5 and no more than one-for-10 (the “reverse stock split range”), which was subsequently approved by our stockholders on March 17, 2016. If we effect a reverse stock split within the reverse stock split range, the reverse stock split may not result in a proportionate increase in the price of our common stock. Our Board of Directors approved a reverse stock split within a range of no less than one-for-5 and no more than one-for-10, or the “reverse stock split range”, which was subsequently approved by our stockholders on March 17, 2016. Our Board of Directors may effect a reverse stock split within the reverse stock split range in the event our Board of Directors determines that such reverse stock split is in the best interest of our stockholders and us. While our Board of Directors has not determined to effect a reverse stock split, it may determine that effecting a reverse stock split is necessary in connection with our ability to satisfy the initial listing requirements to support our application to be listed on an exchange. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. If the Board of Directors does effect a reverse stock split there can be no assurance that:

•	Our shares of common stock will trade at a price in proportion to the reduction in the number of outstanding shares resulting from the reverse shares split,

•	The reverse stock split will result in a per share price high enough to attract and retain employees and strategic partners,
•	The bid price of our shares of common stock after a reverse stock split can be maintained at or above the minimum bid price requirement of an exchange,

•	The liquidity of our shares of common stock will not be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split,

•	Engaging in a reverse stock split will not be perceived in a negative manner by investors, analysts or other stock market participants, or

•	The reverse stock split will not result in some stockholders owning “odd-lots” of less than 100 shares of common stock, potentially resulting in higher brokerage commissions and other transaction costs than the commissions and costs of transactions in “round-lots” of even multiples of 100 shares.

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

If we sell shares of our common stock or securities convertible into our common stock in future financings, the ownership interest of existing shareholders will be diluted and, as a result, our stock price may go down. We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our existing shareholders will experience immediate dilution upon the purchase of any shares of our common stock sold at a discount. For example, in connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, to certain affiliates of the Lender and other accredited investors for a purchase price of $.55 per share at a time when the market price of our common stock was above this level. As other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future. If we issue common stock or securities convertible into common stock, our shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

On August 1, 2013, FlexShopper entered into a 39 month lease for office space in Boca Raton, Florida to accommodate FlexShopper’s business and its employees. The monthly rent was approximately $6,800. This lease agreement was amended in January 2014 to reflect a 63 month term for a larger suite in an adjoining building. Upon commencement the monthly base rent including operating expenses for the first year was approximately $9,600 with annual three percent increases throughout the lease term.

On September 1, 2015, FlexShopper entered into a 48 month lease for additional office space in Fort Lauderdale, Florida to accommodate our call and customer service center. The monthly base rent including operating expenses is approximately $5,200 with annual three percent increases throughout the lease term.

Item 3. Legal Proceedings

We are not currently a party to any material pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB under the symbol “FPAY.” The following table sets forth the range of high and low closing sale prices of our Common Stock for each full quarterly period within the two most recent fiscal years.

	High	Low

2014 - Quarter Ended
December 31	$1.00	$0.40
September 30	0.90	0.69
June 30	0.94	0.65
March 31	0.95	0.42

2015 - Quarter Ended
December 31	$0.60	$0.55
September 30	0.47	0.47
June 30	0.70	0.70
March 31	0.96	0.90

Our Common Stock has a limited public market. All quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2015, there were 609 holders of record of shares of Common Stock and 64 holders of record of our Series 1 Preferred Stock. FlexShopper's transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Forward-looking statements involve inherent risks and uncertainties which are difficult to predict and could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Executive Overview

The results of operations from continuing operations below principally reflect the operations of FlexShopper, LLC, a wholly owned subsidiary of the Company, which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper's lease-to-own (“LTO”) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include: 1) serving as the financial and technology partner for durable goods retailers and e-tailers; 2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods; and 3) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of December 31, 2015, approximately 61% of the Company’s leases were current and did not have a past due balance and an additional 12% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The Company is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014

Accounts receivable	$5,479,437	$1,509,736
Allowance for doubtful accounts	4,727,278	1,380,902
Accounts receivable, net	$752,159	$128,834

The Company’s reserve is 86.3% of the accounts receivable balance as of December 31, 2015. The reserve is a significant percentage of the balance because the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items; while collection efforts are pursued delinquent customers accrue weekly charges resulting in a significant balance requiring a reserve. The Company charges off accounts once it has exhausted collection efforts and estimates that there is no chance of recovery.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $1,500,000 and $527,000 for the years ended December 31, 2015 and 2014, respectively.

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

Results of Operations

The following table details the operating results from continuing operations for the twelve months ended December 31, 2015 and 2014.

	2015	2014	$ Change	% Change
Total revenues	$20,680,062	$5,014,620	$15,665,442	$312.4
Cost of lease revenue and merchandise sold	11,067,484	3,330,786	7,736,698	232.3
Provision for doubtful accounts	5,647,084	1,380,902	4,266,182	308.9
Operating expenses	12,456,369	5,171,300	7,285,069	140.9
Operating loss	(8,490,875)	(4,868,368)	(3,622,507)	(74.4)
Interest expense	506,406	7,083	499,323	70.5
Income tax benefit	78,388	458,047	(379,659)	(82.8)
Loss from continuing operations	$(8,918,893)	$(4,417,404)	$4,501,489)	$(101.9)

Lease revenues for the twelve months ended December 31, 2015 were $20,680,062 compared to $5,014,620 for the year ended December 31, 2014, representing an increase of 312.4%. FlexShopper originated 38,731 leases in the year ended December 31, 2015 compared to 13,064 leases in year ended December 31, 2014, its first year of meaningful operations. The Company spent approximately $3,513,000 more on marketing in the year ended December 31, 2015 compared to the prior year and this increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the year ended December 31, 2015 was $11,067,484 compared to $3,330,786 for the year ended December 31, 2014 representing an increase of $7,736,698 or 232.3%. Cost of lease revenue and merchandise sold for the year ended December 31, 2015 is principally comprised of depreciation expense on lease merchandise of $10,452,587, the net book value of merchandise sold of $314,751 and a charge for inventory impairment of $300,146. Cost of lease revenue and merchandise sold for the year ended December 31, 2014 was principally comprised of depreciation expense on lease merchandise of $2,204,548, the net book value of merchandise sold of $599,238 and a charge for inventory impairment of $527,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for bad debts was $5,647,084 and $1,380,902 for the years ended December 31, 2015 and 2014, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $2,301,000 of customer accounts to the allowance for doubtful accounts in the year ended December 31, 2015, after it exhausted all collection efforts with respect to such accounts.

Operating expenses for the years ended December 31, 2015 and 2014 were $12,456,369 and $5,171,300 respectively. Key operating expenses for the years ended December 31, 2015 and 2014 included the following:

	Twelve months ended	Twelve months ended
	December 31, 2015	December 31, 2014
Payroll, benefits and contract labor	$3,642,302	$2,027,976
Legal and professional fees	372,016	379,492
Stock compensation expense	78,600	439,320
Computer, internet and office expenses	538,812	221,216
Marketing	4,394,809	885,012
Total	$9,026,539	$3,953,016

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $8,918,893 and $4,417,404 for the years ended December 31, 2015 and 2014 respectively. These losses were incurred in part by the increase in expenses required to scale the Company’s lease-to-own channels and support its continued growth.

Sale of Anchor

On April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Transportation Alliance Bank Inc. (the “Bank”), pursuant to which Anchor agreed to sell to the Bank substantially all of its assets consisting primarily of its factoring portfolio. The sales of the assets pursuant to the Purchase Agreement were made in a series of closings through June 16, 2014.

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

For each of our sales channels, FlexShopper has a marketing strategy that includes the following:

Online LTO Marketplace	Patent pending LTO Payment Method	In-store LTO technology platform
Search engine optimization; pay-per click	Direct to retailers/e-tailers	Direct to retailers/e-tailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Direct response television campaigns	Consultants & strategic relationships
Direct mail

The Company believes it has a competitive advantage by providing all three channels as a bundled package. Management is anticipating a rapid development of the FlexShopper business as we are able to penetrate each of our sales channels. To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See the section captioned “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of December 31, 2015, the Company had cash of $3,396,206 compared to $2,883,349 on the same date in 2014.

The Company had accounts receivables of $5,479,437 net of an allowance of $4,727,278 totaling $752,159. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears adjusted for subsequent collections. Approximately 76% of the Company’s open accounts in the portfolio are not currently subject to reserve.

Recent Financings

Since January 1, 2014, FlexShopper has completed the following transactions, each of which has provided or is expected to provide immediate liquidity and cash resources to FlexShopper.

1.	In May 2014, the receipt of $1 million in financing from George Rubin and Morry F. Rubin through the execution of promissory notes in like principal amount and the conversion of these notes into shares of FlexShopper’s Common Stock at $.55 per share on May 8, 2014.
2.	In June, 2014, the sale of certain assets of Anchor Funding Services through an Asset Purchase and Sale Agreement with Transportation Alliance Bank Inc. This transaction was completed in a series of closings through June 16, 2014 and resulted in a gain of $788,015.
3.	In October 2014, a private placement offering of shares of the Company’s Common Stock completed with FlexShopper’s placement agents on October 9, 2014 resulting in gross proceeds to FlexShopper of $6,501,100 before offering costs of approximately $912,000.
4.	In December 2014, entering into a secured promissory note with a principal stockholder pursuant to which we may borrow up to $1,000,000 at an interest rate of 15% per annum, payable upon demand. This note was paid in full on March 6, 2015, concurrent with FlexShopper obtaining the credit facility described below.
5.	On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on the FlexShopper’s cash on hand and the Amortized Order Value of the its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years; however, as of the date hereof, there was only approximately $15,380,000 in additional availability under the Credit Agreement. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper Common Stock to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share.
6.	In February 11, 2016, entering into a secured promissory note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets.

On March 29, 2016, we entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment amends the Credit Agreement to, among other things, increase the amount of the Borrowing Base (as defined in the Credit Agreement) until the earlier of (i) April 1, 2017 and (ii) the successful raising by the Company of at least $10,000,000 in equity funding (the “Equity Raise”). The Fourth Amendment also includes a waiver of (i) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (ii) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of the Equity Raise. If we are not in compliance with the financial covenants under the Credit Agreement by the earlier of April 1, 2017 or the completion of the Equity Raise or we fail to maintain compliance with the covenants thereafter, the Lender would be able to accelerate the required repayment of amounts due under the Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the credit facility.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by continuing activities was $14,361,335 for the year ended December 31, 2015 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise. Net cash provided by discontinued operations from our Anchor operations was $205,049, resulting in net cash used by operations of $14,156,286.

Net cash used by continuing operations was $7,660,999 for the year ended December 31, 2014 and was primarily due to our net loss for the period combined with cash used for the purchases of leased merchandise. Net cash provided by discontinued operations from our Anchor operations was $1,633,907, resulting in net cash used by operations of $6,027,092.

Cash Flows from Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $1,328,113 comprised of the purchase of property and equipment of $185,191 and capitalized software costs of $1,142,922.

For the year ended December 31, 2014, net cash provided by investing activities was $3,629,227 comprised of proceeds from the sale of discontinued assets of $4,786,464 offset by the purchase of property and equipment of $1,157,237, including capitalized software costs of $1,017,104.

Cash Flows from Financing Activities

Net cash provided by financing activities was $15,997,256 for the year ended December 31, 2015 due to proceeds of $9,619,563 offset by $1,170,501 of related costs incurred by the Company’s entering into a credit agreement with a lender and $9,350,000 of proceeds from the sale of the Company’s stock, offset by payments of $801,806 in issuance costs offset by a $1,000,000 repayment of a note to a shareholder of the Company.

Net cash provided by financing activities from continuing operations was $7,562,124 for the year ended December 31, 2014 and was primarily due to two promissory notes from shareholders totaling $1,000,000 and $6,501,104 of net proceeds from a private placement offering at $.55 per share which was completed between May 8, 2014 and October 9, 2014. Net cash used by discontinued financing activities was $3,240,942 for the year ended December 31, 2014, and was primarily due to payments to a financial institution.

Capital Resources and Financial Condition

The funds derived from the sale of FlexShopper’s Common Stock and FlexShopper’s ability to borrow funds under the Credit Agreement and funds from the sale of Anchor’s factoring operations have provided the liquidity and capital resources necessary for FlexShopper to purchase durable goods to supply lease-to-own transactions and to support FlexShopper’s current general working capital needs to date. Management believes that the financing transactions described in this section above, including the temporary increase in the Borrowing Base (as defined in the Credit Agreement), provide sufficient liquidity and capital resources to fund our planned marketing program through at least July 31, 2016, or, if we significantly reduce our marketing spend, through December 31, 2016. However, we expect to require additional investment capital to pursue our business plan. To ensure the continued growth and funding of our operations, we expect to continue to explore various possible financing options that may be available to us, which may include a sale of our securities. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we need to raise funds and are unable to secure them, we may not be able to:

●	remain in operation;

●	execute our growth plan;

●	take advantage of future opportunities; or

●	respond to customers and competition.

Impact of Inflation and Changing Prices

During the three most recent fiscal years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of "smaller reporting company" under SEC rules.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

The reports of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on the following page.

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

_______

The Board of Directors and Stockholders

FlexShopper, Inc.

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlexShopper, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, NY

March 30, 2016

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

ASSETS	2015	2014
CURRENT ASSETS:
Cash	$3,396,206	$2,883,349
Accounts receivable, net	752,159	128,834
Prepaid expenses	237,069	112,074
Lease merchandise, net	11,204,136	4,241,918
Assets of discontinued operations	-	6,500
Total current assets	15,589,570	7,372,675

PROPERTY AND EQUIPMENT, net	1,797,553	1,051,697

OTHER ASSETS:
Intangible assets, net	23,416	26,492
Security deposits	66,758	55,003
	90,174	81,495

	$17,477,297	$8,505,867

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,783,929	$836,792
Accrued payroll and related taxes	251,519	131,596
Accrued expenses	487,120	197,584
Loans payable to shareholder	-	1,000,000
Liabilities of discontinued operations	-	7,626
Total current liabilities	2,522,568	2,173,598

Loan payable, net of $832,792 of unamortized issuance costs to beneficial shareholder	8,786,770	-
Total liabilities	11,309,338	2,173,598

COMMITMENTS (Note 11)

STOCKHOLDERS’ EQUITY PREFERRED STOCK, $0.001 par value- authorized 10,000,000 shares, issued and outstanding 328,197 in 2015 and 342,219 in 2014 at $5.00 stated value	1,640,985	1,711,095
COMMON STOCK, $0.0001 par value- authorized 100,000,000 shares in 2015 and 65,000,000 shares in 2014; issued and outstanding 52,104,081 in 2015 and 35,015,322 in 2014	5,210	3,502
ADDITIONAL PAID IN CAPITAL	23,208,629	14,513,433
ACCUMULATED DEFICIT	(18,686,865)	(9,895,761)
	6,167,959	6,332,269

	$17,477,297	$8,505,867

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2015	2014
Revenues:
Lease revenues and fees	$20,131,063	$4,269,792
Lease merchandise sold	548,999	744,828
Total revenues	20,680,062	5,014,620

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	10,752,733	2,731,548
Cost of lease merchandise sold	314,751	599,238
Provision for doubtful accounts	5,647,084	1,380,902
Operating expenses	12,456,369	5,171,300
Total costs and expenses	29,170,937	9,882,988

Operating loss	(8,490,875)	(4,868,368)
Interest expense	506,406	7,083
Loss from continuing operations, before income tax benefits	(8,997,281)	(4,875,451)
Income tax benefit	78,388	458,047
Loss from continuing operations	(8,918,893)	(4,417,404)
Income from discontinued operations including gain from sale of discontinued operations, net of income taxes	127,789	687,071

Net loss	$(8,791,104)	$(3,730,333)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.18)	$(0.15)
Income from discontinued operations	0.00	0.02
Net loss	$(0.18)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	48,687,782	28,244,207

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	376,387	1,881,935	21,148,862	2,115	7,337,636	(6,165,428)	3,056,258
Provision for compensation expense related to issued stock options	-	-	-	-	299,700	-	299,700
Provision for compensation expense related to issued warrants	-	-	-	-	139,620	-	139,620
Exercise of stock options	-	-	33,333	3	11,634	-	11,637
Sale of common stock, net of placement and other issuance costs of $1,537,489	-	-	11,820,187	1,183	4,962,432	-	4,963,615
Warrants issued to placement agents					586,872		586,872
Conversion of shareholder loans to common stock	-	-	1,818,182	182	999,818	-	1,000,000
Conversion of preferred shares to common stock	(34,168)	(170,840)	194,758	19	170,821	-	-
Accrued interest on shareholder loans contributed to capital	-	-	-	-	4,900	-	4,900
Net loss	-	-	-	-	-	(3,730,333)	(3,730,333)
Balance, December 31, 2014	342,219	$1,711,095	35,015,322	$3,502	$14,513,433	$(9,895,761)	$6,332,269
Provision for compensation expense related to issued stock options	-	-	-	-	78,600	-	78,600
Sale of common stock	-	-	17,000,000	1,700	9,348,300	-	9,350,000
Costs related to sale of common stock	-	-			(801,806)	-	(801,806)
Conversion of preferred shares to common stock	(14,022)	(70,110)	88,759	8	70,102	-	-
Net loss	-	-	-	-	-	(8,791,104)	(8,791,104)
Balance, December 31, 2015	328,197	$1,640,985	52,104,081	$5,210	$23,208,629	$(18,686,865)	$6,167,959

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,791,104)	$(3,730,333)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) from discontinued operation before income taxes	(206,176)	(1,145,118)
Depreciation of lease merchandise	9,252,733	2,160,467
Impairment of lease merchandise	1,500,000	527,000
Other depreciation and amortization	1,073,041	166,478
Compensation expense related to issuance of stock options and warrants	78,600	439,320
Provision for doubtful accounts	5,647,084	1,380,902
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,270,409)	(1,509,617)
(Increase) in prepaid expenses and other	(124,995)	(61,888)
(Increase) in lease merchandise	(17,714,951)	(6,921,381)
(Increase) in security deposits	(11,755)	(45,518)
Increase in accounts payable	947,138	816,443
Increase in accrued payroll and related taxes	119,923	63,455
Increase in accrued expenses	139,536	198,791
Net cash used in operating activities - continuing operations	(14,361,335)	(7,660,999)
Net cash provided by operating activities - discontinued operations	205,049	1,633,907
Net cash used in operating activities	(14,156,286)	(6,027,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software costs	(1,328,113)	(1,157,237)
Net cash used in investing activities – continuing operations	(1,328,113)	(1,157,237)
Proceeds from sale of discontinued operations	-	4,786,464
Net cash provided by (used in) investing activities	(1,328,113)	3,629,227

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) proceeds of loans from shareholders	(1,000,000)	2,000,000
Proceeds from exercise of stock options	-	11,637
Proceeds from loans payable, net of $1,170,501 of related costs	8,449,062
Proceeds from sale of common stock	9,350,000	6,501,104
Payment of costs related to issuance of common stock	(801,806)	(950,617)
Net cash provided by financing operations – continuing operations	15,997,256	7,562,124
Net cash used in financing operations - discontinued operations	-	(3,240,942)
Net cash provided by financing activities	15,997,256	4,321,182

INCREASE IN CASH	512,857	1,923,317

CASH, beginning of period	2,883,349	960,032

CASH, end of period	$3,396,206	$2,883,349

Supplemental cash flow information:
Interest paid	$443,360	$81,370 *
Non-cash Financing activities:
Conversion of shareholders loans to common stock	$-	$1,000,000
Conversion of preferred stock to common stock	$70,110	$170,840
Fees payable to lender in connection with modification of credit agreement	$150,000
* Discontinued operations

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes To Consolidated Financial Statements

December 31, 2015 and 2014

1. BUSINESS:

FlexShopper Inc.(the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC (“Anchor”), which sale was completed in a series of transactions between April and June 2014, the Company is a holding corporation with no operations except for those conducted by FlexShopper LLC. FlexShopper LLC provides through e-commerce sites, certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015, (see Note 6) FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC together with its subsidiaries is hereafter referred to as “FlexShopper.”

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently, an agreement was entered into with a financial institution to sell substantially all of the operating assets of Anchor which provided accounts receivable funding to businesses located throughout the United States. The sale was finalized in June 2014 (see Note 3). The consolidated statements of operations and cash flows reflect the historical operations of Anchor as discontinued operations. The consolidated balance sheet as of December 31, 2014 reflects amounts attributable to Anchor as assets and liabilities of discontinued operations. We have generally presented the notes to our consolidated financial statements on the basis of continuing operations.

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally the customer has the right to acquire title either through a 90 day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks, for ownership. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales. These fees amounted to approximately $104,900 and $38,000 for the year ended December 31, 2015 and 2014 respectively. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated by providing an allowance for all accounts in excess of four payments in arrears, adjusted for subsequent collections. The accounts receivable balances consisted of the following as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014

Accounts receivable	$5,479,437	$1,509,736
Allowance for doubtful accounts	4,727,278	1,380,902
Accounts receivable, net	$752,159	$128,834

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer accounts until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the year ended December 31, 2015, $2,300,708 of accounts receivable balances were charged off against the allowance.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $1,500,000 and $527,000 for the years ended December 31, 2015 and 2014 respectively. The net leased merchandise balances consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Lease merchandise at cost	$19,504,645	$6,929,509
Accumulated depreciation	7,473,363	2,160,591
Impairment reserve	827,146	527,000
Lease merchandise, net	$11,204,136	$4,241,918

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs – Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization for the year ended December 31, 2015 was $487,709.

Intangible Assets – Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years. The net patent cost balances consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Patent costs	$30,760	$30,760
Accumulated amortization	7,344	4,268
Patent costs, net	$23,416	$26,492

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,142,922 and $1,017,104 for the years ended December 31, 2015 and 2014 respectively.

Operating Expenses – Operating expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, marketing costs, advertising and other administrative expenses.

Marketing costs are charged to expense as incurred. Total marketing costs which primarily consist of advertising were approximately $4,395,000 and $885,000 for the years ended December 31, 2015 and 2014 respectively.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding convertible preferred stock which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 7). Under such method where the Company has undistributed net income, basic earnings per common share is computed based on the total of any dividends paid per common share plus undistributed income per common share determined by dividing net income reduced by any dividends paid on common and preferred stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding preferred stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of the preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Twelve months ended
	December 31,
	2015	2014
Convertible preferred stock	2,077,487	1,984,870
Options	4,067,000	3,755,000
Warrants	5,115,531	5,115,531
	11,260,018	10,855,401

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards. See Note 8.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2015 and 2014, the Company has not recorded any unrecognized tax benefits.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard provides guidance for the recognition, measurement and disclosure of revenue resulting from contracts with customers and will supersede virtually all of the current revenue recognition guidance under U.S. GAAP. The standard is effective for the first interim period within annual reporting periods beginning after December 15, 2017 with early adoption permitted for fiscal years and interim periods within these years beginning after December 15, 2016, the original date of the standard. The Company is currently evaluating the impact of the provisions of this new standard on its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2015-03 during the quarter ended March 31, 2015. In the accompanying balance sheet at December 31, 2015, the Company offset $832,792 of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (ASU 2015-11) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the effect the new guidance will have on its financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes- Balance Sheet Classification of Deferred Taxes.

To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term.  The Company is currently evaluating the effect that the new guidance will have on its financial statements.

3. DISCONTINUED OPERATIONS:

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio (the “Portfolio Accounts”). The purchase price for the Anchor Assets was equal to (1) approximately $4,445,000 which represented 110% of the total funds outstanding associated with the Portfolio Accounts which resulted in a gain of approximately $445,000 plus (2) an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $342,541 for the period from July 1, 2014 to December 31, 2014 and $206,177 for the year ended December 31, 2015. The sale of the Anchor Assets was made in a series of closings through September 16, 2014. In connection with each closing, Anchor used the proceeds thereof to pay the Bank all amounts due for factor advances associated with the Portfolio Accounts acquired pursuant to such closing under Anchor’s Rediscount Facility Agreement with the Bank dated November 30, 2011 (the “Rediscount Facility Agreement”). In accordance with the Purchase Agreement, following the final closing thereunder all obligations of Anchor under the Rediscount Facility Agreement (and the associated Validity Warranty) were paid and satisfied in full and the agreement was terminated. In the year ended December 31, 2014, Anchor recorded a gain of $788,015 on the sale of these assets including the earnout payments received through December 31, 2014. In the year ended December 31, 2015, Anchor recorded a gain of $206,177 for the earnout payments received during the period. All such gains are included in income from discontinued operations.

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

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the accompanying consolidated Balance Sheet at December 31, 2014 and consist of the following:

December 31, 2014
Assets of discontinued operations:
Retained interest in purchased accounts receivable	$6,500
Liabilities of discontinued operations:
Accounts payable	$7,626

Major classes of income and expenses related to income from discontinued operations are as follows:

	Twelve months ended
	December 31, 2015	December 31, 2014

Finance revenues	$-	$735,357
Interest expense and other fees -financial institution	-	(109,878)
Benefit for credit losses	-	24,904
Net finance revenues	-	650,383
Operating expenses	-	(446,733)
Other income	-	153,453
	-	357,103
Gain on sale of discontinued assets	206,177	788,015
Income (loss) from discontinued operations before income taxes	206,177	1,145,118
Provision for income taxes	78,388	458,047
Income from discontinued items	$127,789	$687,071

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2015	December 31, 2014
Furniture and fixtures	2-5 years	$85,513	$99,982
Website and internal use software	3 years	2,160,025	1,017,103
Computers and software	3-7 years	551,015	355,213
		2,796,553	1,472,298
Less: accumulated depreciation and amortization		(999,000)	(420,601)
		$1,797,553	$1,051,697

Depreciation and amortization expense was $582,257 and $162,210 for the years ended December 31, 2015 and 2014, respectively.

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

6. LOAN PAYABLE

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1 LLC as administrative agent and lender, “Lender”. FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months at the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender receives security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed bear interest at the rate of LIBOR plus 15% per annum and a small non-usage fee is assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. Interest is payable monthly on the outstanding balance of amounts borrowed and commencing on and after March 6, 2017, principal together with interest thereon, is payable monthly through March 6, 2018, the maturity date of the loan. Interest expense incurred under the Credit Agreement amounted to $407,110 during 2015. As of December 31, 2015, the amount funded under the agreement was $9,619,563.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of FlexShopper in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against FlexShopper and bankruptcy events.

The Credit Agreement contains financial covenants requiring the Company and its subsidiaries to maintain as of the last day of each fiscal quarter during the term of the agreement minimum amounts of Unrestricted Cash and Equity Book Value and to achieve Adjusted Operating Cash Flow of not less than certain amounts during such quarters (all such terms as defined in the Credit Agreement). As of December 31, 2015, the Company was in violation of the covenant requiring an Equity Book Value of at least $7.0 million as of such date. The covenant also requires the Company and its subsidiaries maintain an Equity Book Value of at least $7 million at each of March 31, June 30, September 30 and December 31, 2016 increasing to $10 million at the end of each quarter from March 31 through December 31, 2017.

On February 11, 2016, FlexShopper entered into a third amendment, (the “Third Amendment”) to the Credit Agreement which amended the Credit Agreement to, among other things, add a new financial covenant requiring FlexShopper to maintain at least $1,500,000 in Unrestricted Cash at all times.

The Third Amendment also includes a consent by the Lender to a $1,000,000 promissory note (the “Promissory Note”) in favor of Marc Malaga, FlexShopper’s Executive Vice President of Operations. Interest on the Promissory Note accrues at the rate of 15.0% per annum and all outstanding principal and accrued interest is payable on demand by Mr. Malaga. The Promissory Note is secured by substantially all of FlexShopper’s assets.

On March 29, 2016, FlexShopper entered into a fourth amendment to the Credit Agreement whereby the Lender waived the violation of the Equity Book Value covenant at December 31, 2015, as well as compliance with financial covenants (other than the unrestricted cash covenant) through the earlier of April 1, 2017 or the completion of the raising of at least $10,000,000 in equity funding. In addition, the amendment, among other things, provided that FlexShopper maintain Unrestricted Cash of at least $500,000 on each day and $1,000,000 at the end of each calendar month.

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

As of December 31, 2014, each share of Series 1 Convertible Preferred Stock was convertible into 5.8 shares of the Company’s Common Stock, subject to certain anti-dilution rights. As a result of the Company entering into the Credit Agreement (see Note 6) and the related sale of common stock referred to below, each share of Series 1 Convertible Preferred Stock became convertible into 6.33 shares of the Company’s common stock. The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to Common Stock at any time. Upon conversion all accumulated and unpaid dividends, if any, will be paid as additional shares of Common Stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of Common Stock, as if the Series 1 Convertible Preferred Stock had been converted to Common Stock.

During the year ended December 31, 2014, 34,168 preferred shares were converted into 194,758 common shares. During the year ended December 31, 2015, 14,022 preferred shares were converted into 88,759 common shares. As of December 31, 2015 there were 328,197 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 2,077,487 shares of common stock.

Common Stock – The Company, which was authorized to issue 65,000,000 shares of $.0001 par value Common Stock, after obtaining stockholder approval and filing an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware, increased its authorized shares to 100 million in September 2015. Each share of Common Stock entitles the holder to one vote at all stockholder meetings.

From May through October 2014, the Company received gross proceeds of $6,501,100 from the sale of 11,820,187 shares offered through three co-placement agents in a private placement offering at an offering price of $.55 per share under Rule 506 and/or Section 4(2) of the Securities Act of 1933 as amended. In connection therewith seven year warrants to purchase 1,773,027 common shares at an exercise price of $0.55 per share were issued to placement agents.

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

In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper common stock, to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share. As a result of the sale to certain affiliates, the Lender is considered a beneficial shareholder of the Company.

8. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted the 2007 Omnibus Equity Compensation Plan (the “Plan”), with 2,100,000 common shares authorized for issuance under the Plan. In October 2009, the Company's stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares. Grants under the plan may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards. In September 2015, the stockholders approved the 2015 Omnibus Equity Compensation Plan which has terms identical to the 2007 Plan and provided for the issuance of 4,000,000 common shares. As of December 31, 2015, there were 4,133,000 common shares available for issuance under the plans.

Employees, directors and consultants and other service providers are eligible to participate in the Plan. Options granted under the plan vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant.

Activity in stock options for the year ended December 31, 2015 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term	Aggregate intrinsic value
Outstanding at January 1, 2015	3,755,000	$0.87
Granted	527,000	$0.68
Canceled	(215,000)	0.81
Outstanding at December 31, 2015	4,067,000	$0.85	4.72	$257,150
Vested and exercisable at December 31, 2015	3,543,997	$0.88	4.05	$232,833
Vested and exercisable at December 31, 2015 and expected to vest thereafter	4,014,700	$0.88	4.72	$254,718

The weighted average grant date fair value of options granted during 2014 and 2015 was $0.06 and $0.01 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

	2014	2015
Exercise price	$0.75 to $0.90	$0.60 to $0.90
Expected life	6 years	6 years
Expected volatility	37%	35%
Dividend yield	0%	0%
Risk-free interest rate	1.64% to 2.70%	1.35% to 2.70%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $78,600 and $299,700 for the years ended December 31, 2015 and 2014, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2015 amounted to $121,400 which is expected to be recognized over a weighted average period of 2.1 years.

9. WARRANTS:

On January 31, 2014, the expiration date of outstanding warrants issued to one of the Company’s placement agents to purchase 1,342,500 shares of the Company’s common stock at $1.10 per share, was extended by the Company through January 31, 2018. The following information was input into the BSM to compute a fair value price of $.104 for each modified warrant:

Exercise price	$1.10
Term	4 years
Expected volatility	37%
Dividend yield	0%
Risk-free interest rate	.09%

For the year ended December 31, 2014, compensation expense of $139,620 was recorded related to these warrants.

The following table summarizes information about outstanding stock warrants as of December 31, 2015 all of which are exercisable:

		Weighted Average
Exercise	Number	Remaining
Price	Outstanding	Contractual Life

$1.10	1,342,500	2 years
1.00	2,000,004	5 years
$0.55	1,773,027	6 years
	5,115,531

10. INCOME TAXES:

For the years ended December 31, 2015 and 2014, the income tax benefit allocated to continuing operations represents the tax benefit from utilizing the loss from continuing operations to offset income from discontinued operations. A corresponding tax provision was charged to discontinued operations.

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34% as follows:

	2015	2014

Federal tax benefit at statutory rate	$(3,059,000)	$(1,657,000)
State tax benefit, net of federal tax	(436,000)	(61,000)
Permanent differences	(14,000)	(38,000
Change in statutory rate	(133,000)	-
Increase in valuation allowance	3,564,000	1,298,000
Benefit for income taxes	$(78,000)	$(458,000)

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Equity based compensation	$266,000	$229,000
Allowance for doubtful accounts	1,844,000	552,000
Lease merchandise	1,139,000	582,000
Net operating loss carry-forwards	3,354,000	1,680,000
Other	12,000	-

Gross deferred tax assets	6,615,000	3,043,000
Valuation allowance	(6,606,000)	(3,042,000)
Net deferred tax assets	9,000	1,000
Deferred tax liabilities:
Fixed assets	(9,000)	(1,000)
	$-	$-

Based on consideration of the available evidence including historical losses a valuation allowance has been recognized to offset deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2015, the Company has federal net operating loss carryforwards of approximately $8,400,000 and state net operating loss carryforwards of approximately $5,180,000 available to offset future taxable income which expire from 2021 to 2035.

Section 382 of the Internal Revenue Code imposes a limitation on a corporation's ability to utilize net operating loss carryforwards (“NOLs”) if it experiences an “ownership change.” In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has not performed a formal Section 382 study. If such a change were to occur, certain NOLs available to be used could be disallowed and an annual limitation on utilization of other NOLs would occur.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2015, federal tax returns remained open for Internal Revenue Service review for tax years after 2011, while state tax returns remain open for review by state taxing authorities for tax years after 2010. There were no federal or state income tax audits being conducted as of December 31, 2015.

11. COMMITMENTS:

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

On September 1, 2015, FlexShopper entered into a 48 month lease for additional office space in Fort Lauderdale, Florida to accommodate our call and customer service center. The monthly base rent including operating expenses is approximately $5,200 with annual three percent increases throughout the lease term.

The rental expense for the years ended December 31, 2015 and 2014 was approximately $222,600 and $163,500, respectively. At December 31, 2015, the future minimum annual lease payments are approximately as follows:

2016	$184,500
2017	190,200
2018	195,900
2019	122,400
$693,000

12. SUBSEQUENT EVENT:

On March 17, 2016, the Company’s stockholders, acting by written consent, approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock between a range of no less than one-for-5 and no more than one-for-10 with such ratio to be determined by the sole discretion of the Board of Directors and with the reverse split to be effective at such time and date, if at all, as determined by the Board of Directors in its sole discretion. The consent approving the amendment to our Certificate of Incorporation was approved by stockholders holding approximately 50.3% of our outstanding voting stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9.A Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: maintain records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that our receipts and expenditures are made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2015.

Item 9.B.  Other Information.

Reverse Stock Split Approved

On March 17, 2016, our stockholders, acting by written consent, approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock between a range of no less than one-for-5 and no more than one-for-10 with such ratio to be determined by the sole discretion of our Board of Directors and with the reverse split to be effective at such time and date, if at all, as determined by the Board of Directors in its sole discretion. The consent approving the amendment to our Certificate of Incorporation was approved by stockholders holding approximately 50.3% of our outstanding voting stock.

Amendment No. 4 to Credit Agreement and Waiver

On March 29, 2016, the Company, through a wholly-owned subsidiary (the “Borrower”), entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement originally entered into on March 6, 2015 (the “Credit Agreement”) by and among the Borrower and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, and certain other lenders thereunder from time to time. The Fourth Amendment amends the Credit Agreement to, among other things, increase the amount of the Borrowing Base (as defined in the Credit Agreement) until the earlier of (i) April 1, 2017 and (ii) the successful raising by the Company of at least $10,000,000 in equity funding (the “Equity Raise”).

The Fourth Amendment also includes a waiver of (i) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (ii) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of the Equity Raise.

Additionally, the Fourth Amendment (i) reduces the amount of unrestricted cash that the Borrower must maintain from $1,500,000 to $500,000 at any time and $1,000,000 as of the end of each calendar month, (ii) increases the rate of default interest from 2% to 4% per annum and (iii) extends the outside date within which the lenders are committed to make loans to the Borrower under the Credit Agreement from March 6, 2017 to May 6, 2017 with the lenders having a unilateral right to extend further to October 6, 2017 by giving written notice to the Company of the lenders’ election to extend no later than January 6, 2017.

Finally, in consideration of the Fourth Amendment, the Company will pay to the administrative agent a bridge fee of $20,000 per week until (i) the accrued amount of such bridge fee equals $400,000 or (ii) the completion of the Equity Raise, whichever even occurs sooner, provided that such bridge fee shall amount to at least $250,000.

A copy of the Fourth Amendment is filed with this report as Exhibit 10.19 and is hereby incorporated by reference herein. The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such document.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages and principal occupations of FlexShopper's executive officers and directors as of the date of this Form 10-K are listed below.

Name	Age	Position
Brad Bernstein	50	Chief Executive Officer, President, Chairman of the Board and Co-Founder
H. Russell Heiser	41	Chief Financial Officer
Marc Malaga	49	Executive Vice President of Operations
James D. Allen	56	Director
Philip Gitler	42	Director
T. Scott King	63	Director
Carl Pradelli	49	Director

As of March 30, 2016, the Board of Directors, or the Board, consists of five members. The terms of all directors expire at the annual meeting of directors following the annual stockholders meeting. Officers serve at the pleasure of the Board and may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

Biographical Information of Officers and Directors

Brad Bernstein is a director, co-founder, Chief Executive Officer and President of FlexShopper. Mr. Bernstein served as Chief Financial Officer of the Company from January 2007 through December 2014 at which time he became Chief Executive Officer. Previously, Mr. Bernstein was employed by Preferred Labor LLC (“Preferred Labor”) from March 1999 through January 2007. Mr. Bernstein served Preferred Labor as its Chief Financial Officer and later as its President. On January 31, 2007, Mr. Bernstein became a full-time employee of FlexShopper. Before joining Preferred Labor, Mr. Bernstein was a partner of Miller, Ellin Consulting Group, LLP. Mr. Bernstein’s clients included major commercial and investment banks, asset based lenders and alternative finance companies. These institutions relied on his ability to oversee due diligence engagements and evaluate a company’s financial performance, its internal control structure and the quality of its assets before making investments or loans. Mr. Bernstein has used his banking relationships to raise debt and negotiate and structure financing for companies. Mr. Bernstein brings to the board his financial and business expertise as a Certified Public Accountant. Mr. Bernstein received a Bachelor of Arts degree from Columbia University.

Russ Heiser has served as our Chief Financial Officer since December 2015. From July 2015 to December 2015, Mr. Heiser served as a consultant to the Company. From 2008 to 2015, Mr. Heiser served as an advisor to family offices in South Florida. In this role, Mr. Heiser focused on venture capital and private equity investments and was responsible for sourcing, financial analysis, transaction execution and management of portfolio companies across a variety of sectors. From 2004 to 2008, Mr. Heiser was an Executive Director in the Investment Banking Division at UBS in New York and, from 2001 to 2004, was an Associate in the Investment Banking Division at Bear, Stearns & Co. in New York. Mr. Heiser received his BS in Accounting from the University of Richmond and an MBA from Columbia Business School. Over the course of his career, Mr. Heiser has earned both CPA and CFA designations.

Marc Malaga has served as our Executive Vice President of Operations since December 2013. From 2010 through 2012, Mr. Malaga developed a private real estate portfolio, leading the strategic acquisition and management of foreclosed properties throughout south Florida. From 2000 to 2007, Mr. Magala founded and served as Chief Executive Officer of GiftBaskets.com, which became a leading destination for online gift baskets and flower purchases.

James Allen has been a director since February 2016. Mr. Allen currently serves as Chief Financial Officer of Hollander Sleep Products, LLC, the largest supplier of utility bedding products in North America. From July 2003 through November 2014, Mr. Allen served as VP Operations and Group CFO of Sun Capital Partners, a leading global private equity firm with an excess of $10 billion under management. From August 2008 through September 2014, Mr. Allen was a Partner and Group CFO of London-based Sun European Partners, the European affiliate of Sun Capital Partners. From July 2002 to July 2003, Mr. Allen was CAO of Mattress Firm, Inc., a leading bedding specialty retailer. Prior to joining Mattress Firm, Mr. Allen served for eight years in various capacities (President and COO, CFO and President of two operating divisions) at Tandycrafts, Inc., (traded on NYSE under the symbol TAC), which operated a diversified portfolio of retail and consumer products businesses. Prior to Tandycrafts, Mr. Allen was a Senior Manager at the accounting firm of Price Waterhouse (now PWC). Mr. Allen received a B.B.A. degree, majoring in management and accounting, from Evangel University in Springfield, MO. Mr. Allen brings to the Board proven leadership and management experience and a deep knowledge of audit and accounting matters.

Philip Gitler has served as a director of the Company since April 2015. Mr. Gitler is a managing director at Waterfall Asset Management, LLC, an investment adviser focused on structured credit and whole loans. Prior to joining Waterfall in 2013, Mr. Gitler was managing member of PMG Advisors LLC which he founded in 2012. PMG Advisors LLC consulted with finance companies and investors in the structured credit market. Previously, Mr. Gitler was a Vice President at Goldman Sachs & Co. (NYSE: GS), where he focused on asset and principal financings and advisory services with his clients which included specialty finance, auto and equipment finance and leasing companies of various sizes. Prior to joining Goldman Sachs, Mr. Gitler worked at Merrill Lynch & Co. where he held several positions in its investment banking and capital markets groups focused on asset and lease financing and securitization. Mr. Gitler received a Bachelor of Science degree in finance from the Pennsylvania State University and an M.B.A. from The Wharton School, University of Pennsylvania. Mr. Gitler was appointed to the Board of Directors in connection with that certain Credit Agreement among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC. Mr. Gitler’s extensive executive, managerial and leadership experience and his business acumen and experience make him a valuable addition to the Board.

Carl Pradelli has been a director since July 2014. Since 2002, Mr. Pradelli has served as President, CEO, co-founder and a director of Nature City LLC (“Nature City”), a developer and direct-to-consumer marketer of premium dietary supplements. Nature City principally markets via direct mail and e-commerce channels. From 2002 through 2011, Mr. Pradelli also served as President, CEO and co-founder of Advanced Body Care Solutions, a marketer of health and beauty products using direct response television. Previously, he served as Senior Vice President of the investment banking firm Donaldson, Lufkin & Jenrette, which was acquired in 2000 by Credit Suisse First Boston. From 1999 to 2004, Mr. Pradelli served as a director of Duane Reade, Inc. and on its compensation and governance committees. Mr. Pradelli received an MBA from Wharton Business School at the University of Pennsylvania and a Bachelors of Science in Finance and Accounting from Stern School of Business at New York University. Mr. Pradelli brings to the Board his financial and business experience as well as his experience serving as a public company director, making him an ideal candidate to serve as an independent director and as a financial expert on our Board of Directors.

T. Scott King has been a director since November 2014. From April 2014 through September 2014, Mr. King served as Interim Chief Executive Officer of Gordmans Stores, Inc. (NASD: GMAN), an Omaha, NE-based apparel and home décor retailer with 99 stores. Mr. King has also served as Chairman of the Board of Gordmans. From 2003 through 2014, Mr. King served as Senior Managing Director of Operations of Sun Capital Partners, a Boca Raton based private equity firm with an excess of $10 billion assets under management. From 1999 through 2003, he served as President and Chief Executive Officer of Waterlink Inc., an Ohio based, international provider of water and waste water solutions. Prior to his tenure at Waterlink, Mr. King was employed for approximately 20 years with Sherwin-Williams Company, an international manufacturer and retailer of paint and coatings. Mr. King has served on the Board of Directors of The Limited, ShopKo, Furniture Brands Inc. and Boston Market. He also serves on the Board of Advisors of State University of NY at Oswego, School of Business, where he received his Bachelor of Arts in Business. Mr. King brings to the Board his financial and business experience as well as serving as a director on various boards of directors of public entities, making him an ideal candidate to serve as an independent director and as a financial expert on our Board of Directors.

Key Employees

Ravi Radhakrishnan joined FlexShopper as Chief Risk Officer in March 2016.  Mr. Radhakrishnan was most recently Head of Underwriting Valuations and Senior Vice President of Consumer Card Services at Bank of America, where he managed various facets of decisioning, risk strategy and underwriting across a $90B credit card asset portfolio for 4 years. Between 2002 and 2011, he served multiple management positions in JPMorgan Chase, Capital One and HSBC banks, spearheading marketing, product and credit strategies for different consumer lending products by leveraging advanced analytics.  He graduated from Virginia Tech with MS in Industrial Engineering and has his bachelor’s degree from National Institute of Technology, India

Corporate Governance

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Delaware and our Bylaws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are necessary or advisable to implement the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with federal, state and local laws, rules and regulations, including but not limited to the Sarbanes-Oxley Act of 2002, and subsequent rule changes made by the SEC and any applicable securities exchange.

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a composition that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in the finance and capital markets industries. In evaluating nominations to the Board of Directors, our Board also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to the full Board for oversight. These risks include, without limitation, the following:

●	risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation;

●	risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters;

●	risks and exposures relating to corporate governance, and management and director succession planning; and

●	risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

We currently have a Chairman of the Board who presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, Mr. Bernstein serves as the Chairman of the Board and Chief Executive Officer. FlexShopper has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. Our bylaws permit these positions to be held by the same person, and the Board believes that it is in the best interests of the Company to retain flexibility in determining whether to separate or combine the roles of Chairman and Chief Executive Officer based on our circumstances. The Board has determined that it is appropriate for Mr. Bernstein to serve as both Chairman and Chief Executive Officer because combining the roles of Chairman and Chief Executive Officer (1) enhances the alignment between the Board and management in strategic planning and execution as well as operational matters, (2) avoids the confusion over roles, responsibilities and authority that can result from separating the positions, and (3) streamlines board process in order to conserve time for the consideration of the important matters the Board needs to address.

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

Independent Directors

The Board of Directors has determined that each of James Allen, T. Scott King and Carl Pradelli is an independent director within the meaning of the director independence standards of The NASDAQ Stock Market (“NASDAQ”). Furthermore, the Board has determined that all of the members of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent within the meaning of the director independence standards of NASDAQ and the rules of the SEC applicable to each such committee.

Board Committees

The Board of Directors currently has standing Compensation, Audit and Corporate Governance and Nominating Committees, which were constituted in March 2016. The Board of Directors and each standing committee retains the authority to engage its own advisors and consultants. Each standing committee has a charter that has been approved by the Board of Directors. A copy of each committee charter is available at www.flexshopper.com. Each committee reviews the appropriateness of its charter annually or at such other intervals as each committee determines.

The following table sets forth the current members of each standing committee of the Board:

Name	Audit	Compensation	Corporate Governance and Nominating
James Allen	Chair	X	X
T. Scott King	X	Chair	X
Carl Pradelli	X	X	Chair

Audit Committee. Our Audit Committee consists of Mr. Allen, Mr. King and Mr. Pradelli. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the NASDAQ director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. Allen as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of the Company’s financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of the Company’s disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee did not meet in 2015 as it was created in 2016.

Compensation Committee. Our Compensation Committee presently consists of Mr. Allen, Mr. King and Mr. Pradelli, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board of Directors has also determined that each member of the Compensation Committee is also an independent director within the meaning of NASDAQ’s director independence standards. Mr. King serves as Chairperson of the Compensation Committee. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees the Company’s procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements the Company’s incentive compensation plans and equity-based plans. The Compensation Committee did not meet in 2015 as it was created in 2016.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of Mr. Allen, Mr. King and Mr. Pradelli. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the NASDAQ director independence standards and applicable rules of the SEC. Mr. Pradelli serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from the stockholders of the Company, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for the Company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee did not meet in 2015 as it was created in 2016.

Code of Ethics

We have in place a Code of Ethics for Senior Financial Officers (the "Code of Ethics") that applies to all of our executive officers. The code of ethics is designed to deter wrongdoing and promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics; and

●	accountability for adherence to the Code of Ethics.

A current copy of the Code of Ethics is available at www.flexshopper.com. A copy may also be obtained, free of charge, from us upon a request directed to FlexShopper, Inc., 2700 North Military Trail, Ste. 200, Boca Raton, FL 33431, attention: Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Ethics by posting such information on our website available at www.flexshopper.com and/or in our public filings with the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”).  Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file.  During fiscal year 2015, none of our officers, directors or 10% or greater stockholders are believed to have filed any forms late to the best of our knowledge, except that Russ Heiser filed a Form 4 late in 2015 with respect to a single grant of stock options.

Item 11.  Executive Compensation.

Summary Compensation Table for 2015

The following table sets forth the overall compensation earned over the fiscal years ended December 31, 2015 and 2014 by Brad Bernstein, our President and Chief Executive Officer, Russ Heiser, our Chief Financial Officer, Marc Malaga, our Executive Vice President of Operations, and Frank Matasavage, our former Chief Financial Officer.

	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)	Total ($)

Brad Bernstein	2015	$240,000	$--	$--	$--	$--	$--	$12,000	$252,000
CEO and President	2014	$240,000	$--	$--	$103,250	$--	$--	$12,000	$343,250

Russ Heiser CFO	2015	$10,769	$--	$--	$978	$--	$--	$25,000	$35.679

Marc Malaga
EVP of Operations	2015	$175,000	$--	$--	$--	$--	$--	$12,000	$187,000

Frank Matasavage	2015	$145,000	$--	$--	$4,216	$--	$--	$--	$149,216
Former CFO	2014	$120,462	$--	$--	$12,655	$--	$--	$--	$133,117

(1)	Topic 718 requires FlexShopper to determine the overall full grant date fair value of the restricted stock awards and options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and options become vested. As a general rule, for time-in-service-based restricted stock awards and options, FlexShopper will immediately expense any restricted stock awards and option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock awards and options. For a description Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Form 10-K.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) all “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) the compensation costs of any discounts from market price with respect to securities purchased from FlexShopper except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued pursuant to a plan or arrangement in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions or other allocations to vested and unvested defined contribution plans; (vi) the dollar value of any insurance premiums paid by, or on behalf of, FlexShopper relating to life insurance for the benefit of the named executive officer; and (vii) the value of any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

For a description of the material terms of each named executive officers’ employment agreement, including the terms of any contract, agreement, plan or other arrangement that provides for any payment to a named executive officer in connection with his or her resignation, retirement or other termination, or a change in control of FlexShopper. See section below captioned “Employment Agreements.”

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

Outstanding Equity Awards at December 31, 2015

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers as of December 31, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of un-earned Shares, Units or Other Rights that have not Vested

Brad Bernstein	950,000	-0-	-0-	1.25	01/31/2017	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	-0-	-0-	0.62	03/23/2019	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	-0-	-0-	0.17	03/20/2022	-0-	N/A	-0-	N/A
Brad Bernstein	250,000	-0-	-0-	0.80	03/24/2024	-0-	N/A	-0-	N/A
Russ Heiser	-0-	100,000	-0-	0.50	10/19/2025	-0-	N/A	-0-	N/A
Russ Heiser	-0-	100,000	-0-	0.50	12/1/2025	-0-	N/A	-0-	N/A
Marc Malaga	250,000	-0-	-0-	0.80	03/24/2024	-0-	N/A	-0-	N/A
Frank Matasavage	8,333	16,667	-0-	0.75	01/20/2024	-0-	N/A	-0-	N/A
Frank Matasavage	6,666	3,337	-0-	0.70	12/29/2024	-0-	N/A	-0-	N/A

Employment Agreements

Brad Bernstein Employment Agreement

On January 31, 2007, we entered into an employment agreement to retain the services of Brad Bernstein (“Bernstein”) as President. Mr. Bernstein currently serves as President and Chief Executive Officer of the Company. FlexShopper pays Mr. Bernstein a fixed base salary of $240,000 during each year of his employment term. The Board may periodically review Mr. Bernstein’s base salary and may determine to increase (but not decrease) the base salary, in accordance with such policies as FlexShopper may hereafter adopt from time to time, if it deems appropriate. In January 2016, the Board approved an increase to Mr. Bernstein’s salary to $265,000. The following summarizes Mr. Bernstein’s employment agreement.

●	The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement. In December 2015, the Agreement renewed for one additional year through the close of business on January 31, 2017;

●	Mr. Bernstein is required to devote his full business time and efforts to the business and affairs of FlexShopper. Mr. Bernstein is entitled to indemnification to the full extent permitted by law. Mr. Bernstein is subject to provisions relating to non-compete, non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter (other than for termination without cause or by Mr. Bernstein for good reason);

●	Mr. Bernstein is entitled to participate in our benefit and other compensatory or non-compensatory plans that are available to similarly situated executives of FlexShopper and is entitled to be reimbursed for up to $25,000 of medical costs not covered by FlexShopper’s health insurance per year

●	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Bernstein with disability insurance benefits of at least 60% of his gross base salary per month. In the event of Mr. Bernstein’s disability, Mr. Bernstein and his family shall continue to be covered by all of our executive welfare benefit plans at our expense, to the extent such benefits may, by law, be provided, for the lesser of the term of such disability and 24 months, in accordance with the terms of such plans; and

●	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Bernstein with life insurance benefits in the amount of at least $500,000. In the event of Mr. Bernstein’s death, his family shall continue to be covered by all of our executive welfare benefit plans, at our expense, to the extent such benefits may, by law, be provided, for 12 months following Mr. Bernstein’s death in accordance with the terms of such plans.

On February 8, 2016 the Company’s Board of Directors approved a bonus plan under which Mr. Bernstein will be eligible to earn a cash bonus of up to $75,000 based on the Company’s achieving certain revenue and EBITDA targets for 2016.

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

Option Grants

Mr. Bernstein is eligible to receive stock options and other compensation as determined at the discretion of the board. See the section captioned “Outstanding Equity Awards at December 31, 2015” above for a description of outstanding options granted to Mr. Bernstein.

Russ Heiser Employment Agreement

On December 1, 2015, we entered into an employment agreement to retain the services of Russ Heiser (“Heiser”) as Chief Financial Officer of the Company. FlexShopper pays Mr. Heiser a fixed base salary $205,000 during each year of his employment term. The Board may periodically review Mr. Heiser’s base salary and may determine to increase (but not decrease) the base salary, in accordance with such policies as FlexShopper may hereafter adopt from time to time, if it deems appropriate. The following summarizes Mr. Heiser’s employment agreement.

●	The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement;

●	Mr. Heiser is required to devote his full business time and efforts to the business and affairs of FlexShopper. Mr. Heiser is entitled to indemnification to the full extent permitted by law. Mr. Heiser is subject to provisions relating to non-compete (other than in the event of any termination by the Company without cause or by Mr. Heiser for good reason) and non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter;

●	Mr. Heiser is entitled to participate in our benefit and other compensatory or non-compensatory plans that are available to similarly situated executives of FlexShopper and is entitled to be reimbursed for up to $25,000 of medical costs not covered by FlexShopper’s health insurance per year;

●	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Heiser with disability insurance benefits of at least 60% of his gross base salary per month. In the event of Mr. Heiser’s disability, Mr. Heiser and his family shall continue to be covered by all of our employee welfare benefit plans at our expense, to the extent such benefits may, by law, be provided, for the lesser of the term of such disability and 24 months, in accordance with the terms of such plans; and

●	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Heiser with life insurance benefits in the amount of at least $500,000. In the event of Mr. Heiser’s death, his family shall continue to be covered by all of our executive welfare benefit plans, at our expense, to the extent such benefits may, by law, be provided, for 12 months following Mr. Heiser’s death in accordance with the terms of such plans.

Termination of Employment

Mr. Heiser’s employment with FlexShopper may be terminated by mutual agreement. The following description summarizes his severance pay (exclusive of base salary, car allowances and benefits due up to the date of termination), if any, in the event of termination (other than by mutual agreement) and the treatment of his options:

Termination for Cause.  In the event of any termination for Cause (as defined in the agreement), Mr. Heiser shall not receive any severance pay and any and all stock options granted to him shall terminate according to their terms of grant with any such vested options being exercisable for the shorter of (i) 90 days from the date of termination and (ii) the exercise term of each relevant option grant.

Termination for Disability or Death.  In the event of termination for Disability (as defined in the agreement) or death, Mr. Heiser shall receive all bonuses then earned, six months’ severance pay in the case of death, and the acceleration of certain options.  Such options may be exercised for the longer of (i) 12 months from the date of the date of termination and (ii) the exercise term of each relevant option grant.

 Termination without Cause. Mr. Heiser’s employment with FlexShopper may be terminated by us, in the absence of Cause, and by Mr. Heiser for Good Reason (as defined in the agreement). In such event, Mr. Heiser shall receive 6 months’ severance pay if such termination occurs between June 1, 2016 and December 1, 2018 and 12 months’ severance pay if such termination occurs after December 1, 2018, targeted bonuses, continuation of certain benefits and full vesting of all options. Such options may be exercised for the longer of (i) 12 months from the date of termination and (ii) the exercise term of each relevant option grant.

Voluntary Resignation. Mr. Heiser’s employment with FlexShopper may be terminated by him without Good Reason. In such event, Mr. Heiser shall not receive any severance pay and unless termination occurs in the first year of employment, all vested options shall be retained by him for the full exercise term of each relevant option. If such termination occurs in the first year of employment, all vested options may be exercised for the shorter of (i) 90 days from the date of termination and (ii) the exercise term of each relevant option grant. If termination occurs after the first year of employment, any such vested options would continue to be exercisable for the full exercise term of each relevant option grant.

Option Grant

On December 1, 2015, Mr. Heiser was granted an option to purchase 100,000 shares of Common Stock of the Company with the exercise price based on the closing share price as of December 1, 2015. The option vests and becomes exercisable as follows: (i) one-third on the six month anniversary of the grant date; (ii) one-third on the one-year anniversary of the grant date and (iii) one-third on the two year anniversary of the grant date.

Marc Malaga Employment Agreement

On August 11, 2015, we entered into an employment agreement to retain the services of Marc Malaga (“Malaga”) as Executive Vice President of Operations of the Company. FlexShopper pays Mr. Malaga a fixed base salary $175,000 during each year of his employment term. The Board may periodically review Mr. Malaga’s base salary and may determine to increase (but not decrease) the base salary, in accordance with such policies as FlexShopper may hereafter adopt from time to time, if it deems appropriate. In January 2016, the Board approved an increase to Mr. Malaga’s salary to $195,000. The following summarizes Mr. Malaga’s employment agreement.

●	The Agreement shall be automatically renewed for additional one year terms unless either party notifies the other, in writing, at least 60 days prior to the expiration of the term, of such party’s intention not to renew the Agreement;

●	Mr. Malaga is required to devote his full business time and efforts to the business and affairs of FlexShopper. Mr. Malaga is entitled to indemnification to the full extent permitted by law. Mr. Malaga is subject to provisions relating to non-compete (other than in the event of any termination by the Company without cause or by Mr. Malaga for good reason) and non-solicitation of employees and customers during the term of the Agreement and for a specified period thereafter;

●	Mr. Malaga is entitled to participate in our benefit and other compensatory or non-compensatory plans that are available to similarly situated executives of FlexShopper and is entitled to be reimbursed for up to $25,000 of medical costs not covered by FlexShopper’s health insurance per year;

●	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Malaga with disability insurance benefits of at least 60% of his gross base salary per month. In the event of Mr. Malaga’s disability, Mr. Malaga and his family shall continue to be covered by all of our employee welfare benefit plans at our expense, to the extent such benefits may, by law, be provided, for the lesser of the term of such disability and 24 months, in accordance with the terms of such plans; and

●	FlexShopper shall, to the extent such benefits can be obtained at a reasonable cost, provide Mr. Malaga with life insurance benefits in the amount of at least $500,000. In the event of Mr. Malaga’s death, his family shall continue to be covered by all of our executive welfare benefit plans, at our expense, to the extent such benefits may, by law, be provided, for 12 months following Mr. Malaga death in accordance with the terms of such plans.

On February 8, 2016 the Company’s Board of Directors approved a bonus plan under which Mr. Malaga will be eligible to earn a cash bonus of up to $60,000 based on the Company’s achieving certain revenue and EBITDA targets for 2016.

Termination of Employment

Mr. Malaga’s employment with FlexShopper may be terminated by mutual agreement. The following description summarizes his severance pay (exclusive of base salary, car allowances and benefits due up to the date of termination), if any, in the event of termination (other than by mutual agreement) and the treatment of his options:

Termination for Cause.  In the event of any termination for Cause (as defined in the agreement), Mr. Malaga shall not receive any severance pay and any and all stock options granted to him shall terminate according to their terms of grant with any such vested options being exercisable for the shorter of (i) 90 days from the date of termination and (ii) the exercise term of each relevant option grant.

Termination for Disability or Death.  In the event of termination for Disability (as defined in the agreement) or death, Mr. Malaga shall receive all bonuses then earned, six months’ severance pay in the case of death, and the acceleration of certain options.  Such options may be exercised for the longer of (i) 12 months from the date of the date of termination and (ii) the exercise term of each relevant option grant.

Termination without Cause. Mr. Malaga’s employment with FlexShopper may be terminated by us, in the absence of Cause, and by Mr. Malaga for Good Reason (as defined in the agreement). In such event, Mr. Malaga shall receive 12 months’ severance pay, targeted bonuses, continuation of certain benefits and full vesting of all options. Such options may be exercised for the longer of (i) 12 months from the date of termination and (ii) the exercise term of each relevant option grant.

Voluntary Resignation. Mr. Malaga’s employment with FlexShopper may be terminated by him without Good Reason. In such event, Mr. Malaga shall not receive any severance pay and unless termination occurs in the first year of employment, all vested options shall be retained by him for the full exercise term of each relevant option. If such termination occurs in the first year of employment, all vested options may be exercised for the shorter of (i) 90 days from the date of termination and (ii) the exercise term of each relevant option grant. If termination occurs after the first year of employment, any such vested options would continue to be exercisable for the full exercise term of each relevant option grant.

Option Grant

Mr. Malaga is eligible to receive stock options and other compensation as determined at the discretion of the board. See the section captioned “Outstanding Equity Awards at December 31, 2015” above for a description of outstanding options granted to Mr. Malaga.

Review of Risks Arising from Compensation Policies and Practices

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and practices are not reasonably likely to have a material adverse effect on FlexShopper.

DIRECTOR COMPENSATION

Cash Fees and Options

George Rubin, a director until December 29, 2014 received reimbursement of health and dental insurance for him and his wife through December 31, 2015. Members of the Board of Directors are eligible to participate under one or more of our company’s stock option plan(s). On July 25, 2014, we granted Carl Pradelli options to purchase 180,000 shares, exercisable at $.89 per share from the vesting date through July 25, 2024, with one-third vesting on July 25, 2014, one-third vesting on July 25, 2015 and a third vesting on July 25, 2016. In November 2014, we granted T. Scott King options to purchase 180,000 shares, exercisable at $.70 per share from the vesting date through November 13, 2024, with one-third vesting on November 13, 2014, one-third vesting on November 13, 2015 and a third vesting on November 13, 2016. In the event that a director is no longer serving on the Board of Directors, the director has 90 days to exercise all vested options. Equity incentive awards and cash payments to directors will be determined in the sole discretion of the Board and/or Compensation Committee of the Board at such times and in such amounts as the Board or a committee thereof determines to make such awards.

Travel Expenses

All directors are reimbursed for their reasonable out of pocket expenses associated with attending the meetings of the Board and its committees.

2015 Director Compensation

The following table shows the overall compensation earned for the 2015 fiscal year with respect to each non-employee and non-executive director of FlexShopper as of December 31, 2015.

DIRECTOR COMPENSATION

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Morry Rubin, Former Director	$--	$--	$--	$--	$--	$14,434	$14,434

Carl Pradelli, Director	$15,230	$26,760	$--	$--	$--	$--	$41,990

T. Scott King Director	$11,583	$16,065	$--	$--	$--	$--	$27,648

Philip Gitler, Director	$--	$--	$--	$--	$--	$--	$--

(1)	Topic 718 requires FlexShopper to determine the overall full grant date fair market value of the restricted stock awards and the options as of the date of grant based upon the Black-Scholes method of valuation which total amounts are set forth in the table above under the year of grant, and to then expense that value over the service period over which the restricted stock awards and the options become exercisable vested. As a general rule, for time-in-service-based restricted stock awards and options, FlexShopper will immediately expense any restricted stock award or option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the restricted stock award and option. For a description of Topic 718 and the assumptions used in determining the value of the restricted stock awards and options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included herein.

(2)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from FlexShopper except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, FlexShopper relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Mr. Bernstein receives no compensation for his service on our Board.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 19, 2016, we have 52,104,081 shares of Common Stock and 328,197 shares of Series 1 Preferred Stock issued and outstanding. In this respect, each one share of Series 1 Preferred Stock has the voting rights of 5.7877 shares of Common Stock, but is convertible into 6.33 shares of Common Stock. Accordingly, the 328,197 shares of Series 1 Preferred Stock are convertible into 2,077,487 shares of Common Stock with the equivalent voting rights of 1,899,506 shares of Common Stock. The following table sets forth information regarding the economic ownership of our company Common Stock by:

●	each person or group of affiliated persons who is known by us to beneficially own more than 5% of our Common Stock;

●	each of our executive officers included in the Summary Compensation Table;

●	each of our directors; and

●	all executive officers and directors as a group.

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

Name and address of Beneficial Owner	Shares of Common Stock Beneficially Owned	% of Shares of Common Stock Beneficially Owned

Morry F. Rubin (1)	6,979,927	13.0

George Rubin (1)	3,521,927	6.6

Ilissa and Brad Bernstein (2)	3,700,000	6.9

T. Scott King (3)	120,000	*

Carl Pradelli (4)	307,500	*

Philip M. Gitler (5)	158	*

H. Russell Heiser (6)	137,333	*

Marc Malaga (7)	3,263,483	6.1

All officers and directors as a group (seven persons) (8)	14,508,901	25.5

Buechel Family Ltd Partnership (9)	1,644,095	3.1

Buechel Patient Care Research & Education Fund (10)	1,294,095	2.4

Waterfall Asset Management, LLC (11)	14,545,455	28.0

* Represents less than 1% of the outstanding shares.

(1)	Morry Rubin’s beneficial ownership includes 4,901,259 shares of Common Stock and options/warrants to purchase 1,816,668 shares of Common Stock granted to him and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts. George Rubin’s beneficial ownership includes 2,593,259 shares of Common Stock and 262,000 shares in which Morry Rubin’s wife and George Rubin are co-trustees of certain family trusts and warrants to purchase 666,668 shares.

(2)	Of the 3,700,000 shares beneficially owned by them, 2,000,000 common are owned by Ilissa Bernstein, Brad Bernstein’s wife. The remaining 1,700,000 shares represent vested options to purchase a like amount of shares of Common Stock granted to Brad Bernstein.

(3)	Includes vested options to purchase 120,000 shares of Common Stock.

(4)	Includes options to purchase 60,000 shares, 62,500 shares owned in trust and 125,000 shares in a limited liability company owned by Mr. Pradelli and his spouse.

(5)

Philip M. Gitler has an indirect ownership interest in the Waterfall Eden Master Fund Ltd., which owns 7,882,774 shares of the Issuer. His indirect ownership interest equates to approximately 158 shares of the Issuer owned by the fund.

(6)	Includes 104,000 shares of Common Stock and 33,333 vested options.

(7)	Includes 1,915,020 common shares, warrants to purchase 666,668 shares, options to purchase 250,000 shares and 431,795 shares of Common Stock issuable upon conversion of 68,214 shares of Series 1 Preferred Stock.

(8)	Includes 9,108,358 shares of Common Stock, 262,000 shares owned in trust for certain family trusts, 431,795 shares of Common Stock issuable upon conversion of 68,214 shares of Series 1 Preferred Stock and all options and warrants (described in (1) through (7) above) to purchase an aggregate of 4,706,669 shares.

(9)	Includes 1,442,725 shares of Common Stock and 31,812 Preferred shares convertible into 201,370 shares of Common Stock. The Buechel Family Ltd Partnership is a Family Partnership, the General Partner of whom is Frederick Buechel. This partnership is being shown in the table since it may be deemed to be under common control of Dr. Frederick Buechel, who is also a principal of the Buechel Patient Care Research & Education Fund referenced in footnote (10). The address for this investor is c/o Fordham Financial Management, Inc., 17 Battery Place South, Suite 643, New York, NY 10004.

(10)	Includes 1,092,725 shares of Common Stock and 31,812 Preferred shares convertible into 201,370 shares of Common Stock. The Buechel Patient Care Research & Education Fund is a 501(c)(3) organization, the principals of which are Drs. Frederick Buechel Sr. and Jr. and Mr. Mark Buechel. This education fund is being shown in the table since it may be deemed to be under common control of Dr. Frederick Buechel who is the general partner referenced in footnote (6) of the Buechel Family Ltd Partnership. The address for this investor is c/o Fordham Financial Management, Inc., 17 Battery Place South, Suite 643, New York, NY 10004.

(11)	Waterfall Eden Master Fund, Ltd. owns 7,882,774 shares of Common Stock, or approximately 15.2% of the outstanding shares of Common Stock. Waterfall Delta Offshore Master Fund, LP owns 4,420,646 shares of Common Stock, or approximately 8.5% of the outstanding shares of Common Stock. Waterfall Delta GP, LLC, as general partner of Waterfall Delta Offshore Master Fund, LP, may be deemed to share beneficial ownership of the shares owned by Waterfall Delta Offshore Master Fund, LP. Waterfall Sandstone Fund, LP owns 2,242,035 shares of Common Stock, or approximately 4.3% of the outstanding shares of Common Stock. Waterfall Sandstone GP, LLC, as general partner of Waterfall Sandstone Fund, LP, may be deemed to share beneficial ownership of the shares owned by Waterfall Sandstone Fund, LP. Waterfall, as the investment adviser to the Waterfall Funds, and Messrs. Thomas Capasse and Jack Ross, as members of Waterfall, may be deemed to share beneficial ownership of the 14,545,455 shares of Common Stock owned by the Waterfall Funds, or approximately 28.0% of the outstanding shares of Common Stock. Because of the relationships described above, the Reporting Persons may be deemed to constitute a “group” within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934, as amended, and as such, each member of the group could be deemed to beneficially own, in the aggregate, all of the shares of Common Stock held by members of the group. The Reporting Persons do not admit that they constitute a group within the meaning of Rule 13d-5. Each of the Reporting Persons disclaims beneficial ownership of the shares of Common Stock referred to herein that such Reporting Person does not hold directly. Waterfall and Messrs. Thomas Capasse and Jack Ross share the power to vote and direct the disposition of the shares owned by the Waterfall Funds. Waterfall Delta GP, LLC may be deemed to share the power to vote and direct the disposition of the shares owned by the Waterfall Delta Offshore Master Fund, LP, and Waterfall Sandstone GP, LLC may be deemed to share the power to vote and direct the disposition of the shares owned by Waterfall Sandstone Fund, LP. The address for each of the Waterfall associated companies is c/o Waterfall Management, LLC, 1140 Avenue of the Americas, 7th Floor, New York, NY 10036. This information has been obtained from a Schedule 13-D filed by Waterfall with the SEC on March 15, 2015.

Securities Authorized for Issuance under Equity Compensation Plans.

The following summary information is as of December 31, 2015 and relates to our 2007 Omnibus Equity Compensation Plan and our 2015 Omnibus Equity Compensation Plan pursuant to which we have granted options to purchase our Common Stock:

	(a)	(b)	(c)
Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity Compensation Plans Approved by Security Holders	4,067,000	$0.85	4,133,000

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Notes

On December 8, 2014, FlexShopper entered into a promissory Note for $1,000,000 with a Marc Malaga, FlexShopper’s Executive Vice President of Operations. The note was payable on demand. The note was funded in increments of $500,000 on December 8th and 18th of 2014 and earned interest at 15% per annum which amounted to $7,083 for the year ended December 31, 2015. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest on March 11, 2015. See Note 5 to the Consolidated Financial Statements of the Company for more information.

On February 11, 2016, FlexShopper entered into a promissory note for $1,000,000, in favor of Marc Malaga, FlexShopper’s Executive Vice President of Operations. Interest on the Promissory Note accrues at the rate of 15.0% per annum and all outstanding principal and accrued interest is payable on demand by Mr. Malaga. The Promissory Note is secured by substantially all of the Company’s assets.

2015 Credit and Equity Financings

On March 6, 2015, FlexShopper, entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC (“Borrower”), Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (“Waterfall” or “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on the Borrower’s cash on hand and the Amortized Order Value of the Borrower’s Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to the Borrower, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. For the term of the Credit Agreement, FlexShopper and its subsidiaries may not incur additional indebtedness (other than certain indebtedness expressly permitted under the Credit Agreement) without the permission of the Lender. Waterfall and its affiliates will have a right of first refusal on certain subsequent FlexShopper transactions involving leases or other financial products during the term of the Credit Agreement and up to three months following the termination thereof.

Pursuant to the Credit Agreement, amounts borrowed by the Borrower will bear interest at the rate of LIBOR plus a mid-teen percent per annum, and a small non-usage fee will be assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after the closing of the facility.

The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of the Borrower in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against the Borrower and bankruptcy events. If an event of default occurs and is continuing, the Lender may, among other things, terminate any remaining commitments available to the Borrower, declare all outstanding principal and interest immediately due and payable and enforce any and all liens created in connection with the Credit Agreement. In connection with the closing under the Credit Agreement, the Company paid placement agent fees totaling $850,000.

As of December 31, 2015 the amount funded under the agreement was $9,619,563. There were no principal repayments made during 2015 and interest paid on the agreement as of the year ended December 31, 2015 totaled $407,110.

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

In connection with the issuance of the Shares to the Investors, on March 6, 2015, FlexShopper entered into Investor Rights Agreements with certain of the Investors. The Investor Rights Agreement entered into with affiliates of Waterfall provides that, so long as those Investors beneficially owning at least 10% of FlexShopper common stock then issued and outstanding, Waterfall will have the right to nominate one director to the FlexShopper Board of Directors. Upon the closing of the Equity Purchases, those Investors beneficially own more than 10% of FlexShopper common stock then issued and outstanding and thus are entitled to nominate one director to the Board. On March 26, 2015, the Board of Directors elected Philip Gitler to the board as a nominee of the Lender effective April 1, 2015. The Investor Rights Agreement with affiliates of Waterfall also entitles those Investors to certain demand registration rights and certain preemptive rights on future sales of equity securities of FlexShopper. The Waterfall Investor Rights Agreement and the Investor Rights Agreements entered into with other Investors entitle all Investors to certain piggyback registration rights.

Board Independence

The Board of Directors is currently comprised of Mr. Brad Bernstein, Mr. James Allen, Mr. Philip Gitler, Mr. T. Scott King and Mr. Carl Pradelli. Our common stock is traded on the OTCQB, which does not maintain any standards regarding the “independence” of the directors on the Board, and we are not subject to such requirements of any national securities exchange or inter-dealer quotation system. In the absence of such requirements, we have elected to use the definition for “independent director” under NASDAQ’s rules. The Board of Directors has determined that each of James Allen, T. Scott King and Carl Pradelli is an independent director within the meaning of the director independence standards of NASDAQ. Furthermore, the Board has determined that all of the members of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent within the meaning of the director independence standards of NASDAQ and the rules of the SEC applicable to each such committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

During fiscal 2014, the aggregate fees billed for professional services rendered by Scott and Company LLC (the “Independent Auditors”) for the 2013 audit of the Company's annual consolidated financial statements totaled approximately $54,450, excluding expenses.  During fiscal 2015, the aggregate fees billed for professional services rendered by Scott and Company LLC for the 2014 audit and re-issuing of the 2013 audit report totaled approximately $3,500, excluding expenses. The audit fees for the 2014 and 2015 audit of the Company’s annual consolidated financial statements rendered by EisnerAmper LLP were $55,000 and $95,000, respectively.

All Other Fees

During fiscal year 2014, there were $17,000 in fees billed for professional services rendered by Scott and Company LLC for review of the Company's first two quarterly filings with the Commission. During fiscal 2014, there was $10,000 in fees billed for professional services rendered by EisnerAmper LLP for review of the Company’s quarterly filings for the third quarter of 2014. In the first quarter of 2015, the Company paid $10,000 to Scott and Company, LLC for their review and the issuance of its consent which was filed with the S-1 Registration Statement with the Securities and Exchange Commission. In 2015 the Company paid EisnerAmper LLP $10,000 for the review of each of the Company’s three quarterly filings with the Commission, and $17,500 for their review and issuance of its consents with respect to the Company’s registration statements.

Pre-approval Policies

The Audit Committee has adopted a policy that requires that all services to be provided by the Company’s independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. Since the Audit Committee was not formed until March 2016, all audit and permitted non-audit services provided by EisnerAmper LLP prior to March 2016 were approved by the Company’s Board of Directors.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data” and are included as part of this Form 10-K as the financial statements of the Company for the years ended December 31, 2015 and 2014:

Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc.*
3.2	Designation of Rights Preferences of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
3.3	Amended and Restated Bylaws*
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
10.01	Asset Purchase and Sale Agreement, dated April 30, 2014, by and between Anchor Funding Services, LLC and Transportation Alliance Bank Inc. (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
10.02	Agreement of Lease between the Oakland Commerce Center, LLC and FlexShopper, LLC*
10.03	First Amendment to Lease Agreement, dated January 2014, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
10.04+

Executive Employment Agreement, dated January 31, 2007, by and between BTHC XI, Inc. and Brad Bernstein (previously filed as Exhibit 10.3 to the Company’s General Form of Registration om Form 10-SB filed on April 30, 2007and incorporated herein by reference)

10.05	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.06	Investor Rights Agreement, dated as of March 6, 2015, by and among FlexShopper, Inc., the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.07	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among FlexShopper, Inc. and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.08+	Executive Employment Agreement, dated August 11, 2015, by and between FlexShopper, Inc. and Marc Malaga (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)
10.09	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.10	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.11+	Executive Employment Agreement, dated December 1, 2015, by and between FlexShopper, Inc. and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.12	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, among FlexShopper 2, LLC and WE-2014-1, LLC*
10.13	Promissory Note, dated February 11, 2016, issued by FlexShopper, LLC to Marc Malaga*
10.14+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.15+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.16+	First Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)
10.17+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.18+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan*
10.19	Amendment No. 4 to the Credit Agreement and Waiver dated March 29, 2016, among FlexShopper 2, LLC and WE-2014-1, LLC*
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.0	Subsidiaries of Registrant*
23.1	Consent of EisnerAmper LLP *
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

+ Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

(b)	Financial Statement Schedules

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

FLEXSHOPPER, INC.

Dated: March 30, 2016	By:	/s/ Brad Bernstein
Brad Bernstein President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President, Chief Executive	March 30, 2016
Brad Bernstein	Officer (Principal Executive Officer) and Chairman of the Board

/s/ James D. Allen	Director	March 30, 2016
James D. Allen

/s/ T. Scott King	Director	March 30, 2016
T. Scott King

/s/ Carl Pradelli	Director	March 30, 2016
Carl Pradelli

/s/ Philip Gitler	Director	March 30, 2016
Philip Gitler

/s/ Russ Heiser	Chief Financial Officer	March 30, 2016
Russ Heiser	(Principal Financial Officer and Principal Accounting Officer)

Brad Bernstein, James, D. Allen, T. Scott King, Carl Pradelli and Philip Gitler represent all the current members of the Board of Directors.