Form 10-Q
period 2016-03-31
FlexShopper, Inc.
filed 2016-05-16
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2016

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

As of March 31, 2016, the Company had a total of 52,104,081 shares of Common Stock outstanding, excluding 328,197 outstanding shares of Series 1 Preferred Stock convertible into 2,077,487 shares of Common Stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumptions and describe our future plans, strategies and expectations, may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: general and local economic conditions; competition, policies or guidelines; changes in legislation or regulation; other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

2

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$1,641,596	$3,396,206
Accounts receivable, net	851,214	752,159
Prepaid expenses	374,050	237,069
Lease merchandise, net	9,538,356	11,204,136
Total current assets	12,405,216	15,589,570

PROPERTY AND EQUIPMENT, net	1,979,256	1,797,553

OTHER ASSETS:
Intangible assets – patent costs	22,647	23,416
Security deposits	65,408	66,758
	88,055	90,174

	$14,472,527	$17,477,297

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$1,966,547	$1,783,929
Accrued payroll and related taxes	115,072	251,519
Accrued expenses	783,672	487,120
Loan payable to shareholder	1,000,000	–
Total current liabilities	3,865,291	2,522,568

Loan payable, net of $985,250 in 2016 and $832,792 in 2015 of unamortized issuance
costs, to beneficial shareholder	7,032,542	8,786,770
Total liabilities	10,897,833	11,309,338

STOCKHOLDERS’ EQUITY Preferred stock, $0.001 par value- authorized 10,000,000, shares issued
and outstanding 328,197 shares in 2016 and 2015 at $5.00 stated value	1,640,985	1,640,985
Common stock, $0.0001 par value- authorized 100,000,000, shares issued and
outstanding 52,104,081 shares in 2016 and 2015	5,210	5,210
Additional paid in capital	23,229,067	23,208,629
Accumulated deficit	(21,300,568)	(18,686,865)
	3,574,694	6,167,959

	$14,472,527	$17,477,297

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenues:
Lease revenues and fees	$9,920,314	$3,606,325
Lease merchandise sold	273,421	165,508
Total revenues	10,193,735	3,771,833

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	5,689,953	2,182,540
Cost of lease merchandise sold	176,900	108,522
Provision for doubtful accounts	2,564,734	822,781
Operating expenses	3,983,052	2,094,276
Total costs and expenses	12,414,639	5,208,119

Operating loss	(2,220,904)	(1,436,286)
Interest expense	392,799	77,921
Loss from continuing operations, before income tax benefits	(2,613,703)	(1,514,207)

Income tax benefit	–	45,784
Loss from continuing operations	(2,613,703)	(1,468,423)
Income from discontinued operations, net of income taxes of $45,784	–	74,700

Net loss	$(2,613,703)	$(1,393,723)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.05)	$(0.04)
Income from discontinued operations	–	–
Net loss	$(0.05)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	52,104,081	38,604,211

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2016

(unaudited)

					Additional
	Preferred stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	328,197	$1,640,985	52,104,081	$5,210	$23,208,629	$(18,686,865)	$6,167,959
Provision for compensation expense related to issued stock options	–	–	–	–	20,438	–	20,438
Net loss	–	–	–	–	–	(2,613,703)	(2,613,703)
Balance, March 31, 2016	328,197	$1,640,985	52,104,081	$5,210	$23,229,067	$(21,300,568)	$3,574,694

The accompanying notes are an integral part of these consolidated statements.

 FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

	(Unaudited)	(Unaudited)
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,613,703)	$(1,393,723)
Adjustments to reconcile net loss to net cash (used in) operating activities:
(Income) from discontinued operations	–	(74,700)
Depreciation of lease merchandise	5,250,332	2,234,456
Impairment of lease merchandise	439,621	55,000
Other depreciation and amortization	320,542	154,332
Compensation expense related to issuance of stock options	20,438	13,200
Provision for uncollectible accounts	2,564,734	822,781
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,663,790)	(855,888)
(Increase) in prepaid expenses and other	(136,982)	(65,799)
(Increase) in lease merchandise	(4,024,173)	(2,079,986)
Decrease in security deposits	1,350	–
Increase in accounts payable	182,620	161,793
(Decrease) increase in accrued payroll and related taxes	(136,446)	88,618
Increase in accrued expenses	46,551	7,575
Net cash (used in) operating activities - continuing operations	(748,906)	(932,341)
Net cash provided by operating activities - discontinued operations	–	56,506
Net cash (used in) operating activities	(748,906)	(875,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software costs	(403,934)	(222,796)
Net cash (used in) investing activities – continuing operations	(403,934)	(222,796)
Net cash (used in) investing activities	(403,934)	(222,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loans from shareholder	1,000,000	(1,000,000)
Proceeds from loans payable, net of $1,170,501 of related costs in 2015	750,000	849,062
Repayment of loans payable	(2,351,770)	–
Proceeds from sale of common stock, net of related costs of $801,806 in 2015	–	8,548,194
Net cash (used in) provided by financing operations – continuing operations	(601,770)	8,397,256
Net cash (used in) provided by financing activities	(601,770)	8,397,256

(DECREASE) INCREASE IN CASH	(1,754,610)	7,298,625

CASH, beginning of period	3,396,206	2,883,349

CASH, end of period	$1,641,596	$10,181,974

The accompanying notes are an integral part of these consolidated statements.

7

FLEXSHOPPER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended March 31,

	(Unaudited)	(Unaudited)
	2016	2015
Supplemental cash flow information:
Interest paid:	$361,736	$36,250

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Three months ended March 31, 2016 and 2015

(Unaudited)

1. BASIS OF PRESENTATION

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented on our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The consolidated balance sheet as of December 31, 2015 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC (“FlexShopper”), a limited liability company incorporated under the laws of North Carolina on September 24, 2013. Since the sale of the assets of Anchor Funding Services LLC (“Anchor”), which sale was completed in a series of transactions between April and September 2014, the Company is a holding company with no operations except for those conducted by FlexShopper. FlexShopper, through its e-commerce marketplace and patent pending payment method, provides certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 7) FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper to conduct operations.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently, an agreement was entered into with a financial institution to sell substantially all of the operating assets of Anchor which provided accounts receivable funding to businesses located throughout the United States. The sale was finalized in June 2014 (see Note 4). The 2015 consolidated statements of operations and cash flows reflects the historical operations of Anchor, including the gain on sale, as discontinued operations

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90 day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks, for ownership. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90-day purchase option is recorded upon recognition of the related merchandise sales. These fees amounted to approximately $105,000 and $30,750 for the three months ended March 31, 2016 and 2015, respectively. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The accounts receivable balances consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

Accounts receivable	$7,980,682	$5,479,437
Allowance for doubtful accounts	(7,129,468)	(4,727,278)
Accounts receivable, net	$851,214	$752,159

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the three months ended March 31, 2016 and 2015 $162,544 and $127,263 of accounts receivable balances were charged off against the allowance respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $440,000 and $55,000 for the three months ended March 31, 2016 and 2015, respectively. The net leased merchandise balances consisted of the following as of March 31, 2015 and December 31, 2015:

	March 31, 2016	December 31, 2015
Lease merchandise at cost	$20,587,882	$19,504,645
Accumulated depreciation and impairment reserve	(11,049,526)	(8,300,509)
Lease merchandise, net	$9,538,356	$11,204,136

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization for the three months ended March 31, 2016 and 2015 which is included in interest expense, was $97,542 and $48,771 respectively.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $380,356 and $211,607 for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses – Operating expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, marketing and other administrative expenses.

Marketing costs are charged to expense as incurred. Total marketing costs which primarily consist of advertising were approximately $1,431,000 and $548,500 and for the three months ended March 31, 2016 and 2015, respectively.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Three months ended
	March 31,
	2016	2015
Convertible preferred stock	2,077,487	2,166,246
Options	4,432,000	3,870,000
Warrants	5,115,531	5,115,531
	11,625,018	11,151,777

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements –

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2015-03 during the quarter ended March 31, 2015. In the accompanying balance sheets at March 31, 2016 and December 31, 2015, the Company offset $985,250 and $832,792 respectively of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement.

In April 2015, the FASB issued ASU 2015-05 Intangibles- Goodwill and Other –Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this Update which are effective for the annual periods beginning after December 15, 2015, and for interim periods therein, were adopted by the Company in the quarter ended March 31, 2016 and had no effect on the financial statements. .

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes- Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

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

4. DISCONTINUED OPERATIONS

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently on April 30, 2014, Anchor entered into an Asset Purchase and Sale Agreement with a Bank, pursuant to which Anchor sold to the Bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio. The purchase price for the Anchor Assets included an amount equal to 50% of the factoring fee and interest income earned by the Portfolio Accounts during the 12 month period following acquisition (“Earnout Payments). The Earnout Payments totaled $206,177 for the year ended December 31, 2015. In the quarter ended March 31, 2015 Anchor recorded a gain of $74,700 net of an income tax benefit of $45,784 for the earnout payments received during such period which is included in income from discontinued operations.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2016	December 31, 2015
Furniture and fixtures	2-5 years	$86,568	$85,513
Website and internal use software	3 years	2,540,382	2,160,025
Computers and software	3-7 years	573,538	551,015
		3,200,488	2,796,553
Less: accumulated depreciation and amortization		(1,221,232)	(999,000)
		$1,979,256	$1,797,553

Depreciation and amortization expense was $222,231 and $104,792 for the three months ended March 31, 2016 and 2015, respectively.

6. LOANS PAYABLE TO SHAREHOLDER

On December 8, 2014, upon approval of the Board of Directors, FlexShopper entered into a promissory note for $1,000,000, with a shareholder and executive of the Company. The note was payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest amounting to $36,250 on March 11, 2015. See Note 7 regarding the loan entered into 2016.

7. LOAN PAYABLE

On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1 LLC as administrative agent and lender, (“Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years. The borrowing term may be extended for an additional twelve months at the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender receives security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed bear interest at the rate of LIBOR plus 15% per annum and a small non-usage fee is assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. Interest is payable monthly on the outstanding balance of amounts borrowed and commencing on and after March 6, 2017, principal together with interest thereon, is payable monthly through March 6, 2018, the maturity date of the loan. Interest expense incurred under the Credit Agreement amounted to $372,382 and $17,875 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the amount funded under the agreement was $8,017,792.

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

The Credit Agreement contains financial covenants requiring the Company and its subsidiaries to maintain as of the last day of each fiscal quarter during the term of the agreement minimum amounts of Unrestricted Cash and Equity Book Value and to achieve Adjusted Operating Cash Flow of not less than certain amounts during such quarters (all such terms as defined in the Credit Agreement). As of December 31, 2015, the Company was in violation of the covenant requiring an Equity Book Value of at least $7.0 million as of such date. Per the fourth amendment to the Credit Agreement described below, the lender waived this violation. The covenant also requires the Company and its subsidiaries maintain an Equity Book Value of at least $7 million at each of March 31, June 30, September 30 and December 31, 2016 increasing to $10 million at the end of each quarter from March 31 through December 31, 2017.

On February 11, 2016, FlexShopper entered into a third amendment, (the “Third Amendment”) to the Credit Agreement which amended the Credit Agreement to, among other things, add a new financial covenant requiring FlexShopper to maintain at least $1,500,000 in Unrestricted Cash at all times.

The Third Amendment also includes a consent by the Lender to a $1,000,000 promissory note (the “Promissory Note”) in favor of Marc Malaga, FlexShopper’s Executive Vice President of Operations. Interest on the Promissory Note accrues at the rate of 15.0% per annum and all outstanding principal and accrued interest is payable on demand by Mr. Malaga. The Promissory Note which was issued in February 2016, is secured by substantially all of FlexShopper’s assets.

On March 29, 2016, FlexShopper entered into a fourth amendment to the Credit Agreement whereby the Lender waived the violation of the Equity Book Value covenant at December 31, 2015, as well as compliance with financial covenants (other than the unrestricted cash covenant) through the earlier of April 1, 2017 or the completion of the raising of at least $10,000,000 in equity funding (the “Equity Raise”). In addition, the amendment, among other things, provided that FlexShopper maintain Unrestricted Cash of at least $500,000 on each day and $1,000,000 at the end of each calendar month.

In consideration of the Fourth Amendment, the Company is required to pay to the administrative agent a bridge fee of $20,000 per week until (i) the current amount of such bridge fee equals $400,000 or (ii) the completion of the Equity Raise, whichever event occurs sooner, provided that such bridge fee shall amount to at least $250,000. As of March 31, 2016, the Company has recorded $250,000 of deferred debt issuance costs with a corresponding amount of accrued expenses.

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

During the year ended December 31, 2015, 14,022 preferred shares were converted into 88,759 common shares. As of March 31, 2016 there were 328,197 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 2,077,487 shares of common stock.

Common Stock – The Company, which was authorized to issue 65,000,000 shares of $.0001 par value Common Stock, after obtaining stockholder approval and filing an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware, increased its authorized shares to 100,000,000 in September 2015. Each share of Common Stock entitles the holder to one vote at all stockholder meetings.

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

Activity in stock options for the three months ended March 31, 2016 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2016	4,067,000	$0.85
Granted	400,000	$0.57
Canceled	(35,000)	0.63
Outstanding at March 31, 2016	4,432,000	$0.83	4.92	$192,050
Vested and exercisable at March 31, 2016	3,693,994	$0.87	4.04	$187,750
Vested and exercisable at March 31, 2016 and expected to vest thereafter	4,375,000	$0.87	4.92	$189,580

The weighted average grant date fair value of options granted during 2016 was $0.05 per share. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

2016
Exercise price	$0.60 to $0.90
Expected life	6 years
Expected volatility	39%
Dividend yield	0%
Risk-free interest rate	1.35% to 2.70%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $20,438, and $13,200, for the three months ended March 31, 2016 and 2015, respectively. Unrecognized compensation cost related to non-vested options at March 31, 2016 amounted to approximately $180,700 which is expected to be recognized over a weighted average period of 1.8 years.

10. WARRANTS

The following table summarizes information about outstanding stock warrants as of March 31, 2016, all of which are exercisable:

		Weighted Average
Exercise	Number	Remaining
Price	Outstanding	Contractual Life

$1.10	1,342,500	2 years
1.00	2,000,004	4 years
$0.55	1,773,027	5 years
	5,115,531

11.  INCOME TAXES

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $8.4 million and state net operating loss carryforwards of approximately $5.2 million available to offset future taxable income which expire from 2021 to 2035.  The Company’s use of net operating loss carryforwards maybe subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2016 do not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit related to its loss from continuing operations other than a benefit related to utilizing such loss to offset income from discontinued operations in 2015. A corresponding tax provision was charged to discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2015 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

The results of operations from continuing operations below principally reflect the operations of FlexShopper, LLC which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-tailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper's Lease-to-own (LTO) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture on an affordable payment, lease basis. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) serving as the financial and technology partner for durable goods retailers and e-tailers, (2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods and (3) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit/debit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of March 31, 2016, approximately 74% of the Company’s leases were current and did not have a past due balance and an additional 12% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The Company is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

Accounts receivable	$7,980,682	$5,479,437
Allowance for doubtful accounts	(7,129,468)	(4,727,278)
Accounts receivable, net	$851,214	$752,159

The Company’s reserve is 86.3% of the accounts receivable balance as of March 31, 2016. The reserve is a significant percentage of the balance because the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items. While collection efforts are pursued, delinquent customers accrue weekly charges resulting in a significant balance requiring a reserve. The Company charges off accounts once it has exhausted collection efforts and estimates that there is no chance of recovery.

Lease Merchandise – Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost. FlexShopper depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership generally twelve months with no salvage value. When indicators of impairment exist, FlexShopper accelerates depreciation to six months from the lease origination date and records an impairment reserve against the carrying value of the leased merchandise with a corresponding charge to cost of lease revenue for the excess of the depreciation over the applicable agreement period. Principal impairment indicators are leases with more than eight payments past due, or when collection access is denied or problematic, indicating the Company may need to attempt to repossess the items. FlexShopper is developing historical charge off information to assess recoverability and estimate of the impairment reserve.

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

Results of Operations

Three Months Ended March 31, 2016, compared to Three Months Ended March 31, 2015

The following table details the operating results from continuing operations for the three months ended March 31, 2016 and 2015:

	2016	2015	$ Change	% Change

Total revenues	$10,193,735	$3,771,833	$6,421,902	170.3
Cost of lease revenue and merchandise sold	5,866,853	2,291,062	3,575,791	156.1
Provision for doubtful accounts	2,564,734	822,781	1,741,953	211.7
Operating expenses	3,983,052	2,094,276	1,888,776	90.2
Operating loss	(2,220,904)	(1,436,286)	(784,618)	(54.6)
Interest expense	392,799	77,921	314,878	404.1
Income tax benefit	–	45,784	45,784	–
Loss from continuing operations	$(2,613,703)	$(1,468,423)	$(1,145,280)	(78.0)

Total lease revenues for the three months ended March 31, 2016 were $10,193,735 compared to $3,771,833 for the three months ended March 31, 2015, representing an increase of $6,421,902 or 170.3%. FlexShopper originated 8,851 leases for the three months ended March 31, 2016 compared to 3,760 leases for the comparable period last year. The Company spent approximately $882,000 more on marketing in the first quarter of 2016 for a total of $1,431,000, compared to the first quarter of 2015. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2016 was $5,866,853 compared to $2,291,062 for the three months ended March 31, 2015, representing an increase of $3,575,791 or 156.1%. Cost of lease revenue and merchandise sold for the three months ended March 31, 2016 is comprised of depreciation expense on lease merchandise of $5,250,332, the net book value of merchandise sold of $176,900 and a charge for inventory impairment of $439,621. Cost of lease revenue and merchandise sold for the three months ended March 31, 2015 was comprised of depreciation expense on lease merchandise of $2,127,540, the net book value of merchandise sold of $108,522 and a charge for inventory impairment of $55,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for bad debts was $2,564,734 and $822,781 for the three months ended March 31, 2016 and 2015, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the three months ended March 31, 2016 and 2015, $162,544 and $127,263 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts.

Operating expenses for the three months ended March 31, 2016 and 2015 were $3,983,052 and $2,094,276, respectively. Key operating expenses included the following:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Payroll, benefits and contract labor	$1,330,791	$877,059
Legal and professional fees	152,766	91,557
Stock compensation expense	20,438	13,200
Marketing	1,431,052	548,874
Total	$2,935,047	$1,530,690

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations of $2,613,703 and $1,468,423 for the three months ended March 31, 2016 and 2015, respectively.

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
Direct mail

The Company believes it has a competitive advantage over competitors in the LTO industry by providing all three channels as a bundled package to retailers and e-tailers. Management is anticipating a rapid development of the FlexShopper business as we are able to penetrate each of our sales channels. To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See the section captioned “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash of $1,641,596 compared to $10,181,974 at the same period in 2015.

The Company had accounts receivable of $7,980,682 offset by an allowance for doubtful accounts of $7,129,468 resulting in net accounts receivable of $851,214. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears adjusted for subsequent collections. Approximately 86% of the Company’s open accounts in the portfolio are not currently subject to allowance.

Recent Financings

In fiscal 2015 and the three months ended March 31, 2016, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On March 6, 2015, FlexShopper entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years; however, as of the date hereof, there was only approximately $15,380,000 in additional availability under the Credit Agreement. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of FlexShopper Common Stock to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share.

2.	On February 11, 2016, FlexShopper entered into a secured promissory note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets (the “Promissory Note”).

On March 29, 2016, we entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment amends the Credit Agreement to, among other things, increase the amount of the Borrowing Base (as defined in the Credit Agreement) until the earlier of (i) April 1, 2017 and (ii) the successful raising by the Company of at least $10,000,000 in equity funding (the “Equity Raise”). The Fourth Amendment also includes a waiver of (i) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (ii) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of the Equity Raise. If we are not in compliance with the financial covenants under the Credit Agreement by the earlier of April 1, 2017 or the completion of the Equity Raise or we fail to maintain compliance with the covenants thereafter, the Lender would be able to accelerate the required repayment of amounts due under the Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the Credit Agreement.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $748,906 for the three months ended March 31, 2016 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by operating activities was $875,835 for the three months ended March 31, 2015 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the three months ended March 31, 2016 net cash used in investing activities was $403,934, comprised of $23,577 for the purchase of property and equipment and $380,357 for capitalized software costs.

For the three months ended March 31, 2015 net cash used in investing activities was $222,796, comprised of $11,189 for the purchase of property and equipment and $211,607 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used by financing activities was $601,770 for the three months ended March 31, 2016 due to loan repayments on the Credit Agreement of $2,351,770 offset by funds from the Promissory Note and $750,000 of funds drawn on the Credit Agreement.

Net cash provided by financing activities was $8,397,256 for the three months ended March 31, 2015, and was primarily due to proceeds of $2,019,563 offset by $1,170,501 of related costs derived upon the Company entering into the Credit Agreement. The Company also raised $9,350,000 of proceeds from the sale of the Company’s stock, offset by payments of $801,806 in issuance costs and a $1,000,000 repayment of a note to a shareholder of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the three months ended March 31, 2016 there were no sales of unregistered equity securities.

During the three months ended March 31, 2016 there were no repurchases of the Company’s Common Stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5. OTHER INFORMATION:

Not applicable.

ITEM 6.  EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
3.2	Designation of Rights Preferences of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
10.1	Amendment No. 4 to the Credit Agreement and Waiver dated March 29, 2016, among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *
___________________
+ Indicates a management contract or any compensatory plan, contract or arrangement. * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 16, 2016	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: May 16, 2016	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer

