Form 10-Q
period 2016-06-30
FlexShopper, Inc.
filed 2016-08-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2016

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

As of June 30, 2016, the Company had a total of 52,354,081 shares of common stock outstanding, excluding 328,197 outstanding shares of Series 1 Preferred Stock convertible into 2,077,487 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 27,110,720 shares of common stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumptions and describe our future plans, strategies and expectations, may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: general and local economic conditions; competition, policies or guidelines; changes in legislation or regulation; other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$17,815,737	$3,396,206
Accounts receivable, net	1,081,634	752,159
Prepaid expenses	557,183	237,069
Lease merchandise, net	9,494,774	11,204,136
Total current assets	28,949,328	15,589,570

PROPERTY AND EQUIPMENT, net	2,234,641	1,797,553

OTHER ASSETS:
Intangible assets – patent costs	21,878	23,416
Security deposits	66,901	66,758
	88,779	90,174

	$31,272,748	$17,477,297

LIABILITIES
CURRENT LIABILITIES:
Current installment of loan payable under credit agreement net of $144,716 of unamortized issuance costs	$1,153,319	$-
Accounts payable	3,148,272	1,783,929
Accrued payroll and related taxes	280,229	251,519
Accrued expenses	378,168	487,120
Total current liabilities	4,959,988	2,522,568

Loan payable under credit agreement to beneficial shareholder, net of current installment and net of $723,581 in 2016 and $832,792 in 2015 of unamortized issuance costs	5,766,592	8,786,770
Total liabilities	10,726,580	11,309,338

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred stock, $0.001 par value- authorized 2,000,000 shares, issued and outstanding 328,197 shares in 2016 and 2015 at $5.00 stated value	1,640,985	1,640,985
Series 2 Convertible Preferred stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	-
Common stock, $0.0001 par value- authorized 100,000,000 shares, issued and outstanding 52,354,081 shares at June 30, 2016 and 52,104,081 shares at December 31, 2015, respectively	5,235	5,210
Additional paid in capital	21,781,237	23,208,629
Accumulated deficit	(24,833,289)	(18,686,865)
	20,546,168	6,167,959

	$31,272,748	$17,477,297

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenues:
Lease revenues and fees	$10,512,537	$4,221,618	$20,432,851	$7,827,943
Lease merchandise sold	218,895	119,293	492,316	284,801
Total revenues	10,731,432	4,340,911	20,925,167	8,112,744

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	5,601,362	2,175,345	11,291,315	4,357,885
Cost of lease merchandise sold	138,815	62,819	315,715	171,341
Provision for doubtful accounts	3,194,712	1,228,856	5,759,446	2,051,637
Operating expenses	4,833,423	2,561,130	8,718,933	4,606,634
Total costs and expenses	13,768,312	6,028,150	26,085,409	11,187,497

Operating loss	(3,036,880)	(1,687,239)	(5,160,242)	(3,074,753)
Interest expense including amortization of debt issuance costs	495,842	207,003	986,182	333,696
Loss from continuing operations, before income tax benefits	(3,532,722)	(1,894,242)	(6,146,424)	(3,408,449)

Income tax benefit	-	32,604	-	78,388
Loss from continuing operations	(3,532,722)	(1,861,638)	(6,146,424)	(3,330,061)

Income from discontinued operations, including gain from the sale of discontinued assets, net of income taxes	-	53,089	-	127,789

Net loss	(3,532,722)	(1,808,549)	(6,146,424)	(3,202,272)
Cumulative dividends on Series 2 Convertible Preferred Shares	114,364	-	114,364	-
Net loss attributable to common shareholders	$(3,647,086)	(1,808,549)	(6,260,788)	(3,202,272)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.12)	$(0.07)
Income from discontinued operations	-	-	-	-
Net loss	$(0.07)	$(0.04)	$(0.12)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	52,170,748	52,019,457	52,237,414	45,311,834

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2016

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	328,197	$1,640,985			52,104,081	$5,210	$23,208,629	$(18,686,865)	$6,167,959
Sale of Series 2 Preferred Stock			21,952	$21,952,000					21,952,000
Fair value of warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock							150,451		150,451
Costs related to sale of Series 2 Preferred Stock							(1,698,699)		(1,698,699)
Provision for compensation expense related to issued stock options	-	-			-	-	78,381	-	78,381
Exercise of stock options					250,000	25	42,475		42,500
Net loss	-	-	-	-	-	-	-	(6,146,424)	(6,146,424)
Balance, June 30, 2016	328,197	$1,640,985	21,952	$21,952,000	52,354,081	$5,235	$21,781,237	$(24,833,289)	$20,546,168

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

	(Unaudited)	(Unaudited)
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,146,424)	$(3,202,272)
Adjustments to reconcile net loss to net cash (used in) operating activities:
(Income) from discontinued operations before income taxes	-	(206,177)
Depreciation and impairment of lease merchandise	11,291,315	4,357,885
Other depreciation and amortization	697,235	427,661
Compensation expense related to issuance of stock options	78,381	28,100
Provision for uncollectible accounts	5,759,446	2,051,637
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,088,922)	(2,329,458)
Increase in prepaid expenses and other	(320,114)	(61,548)
Increase in lease merchandise	(9,581,954)	(5,169,798)
Increase in security deposits	(143)	-
Increase in accounts payable	1,364,345	543,524
Increase in accrued payroll and related taxes	28,710	73,824
Increase in accrued expenses	41,049	81,768
Net cash used in operating activities - continuing operations	(2,877,076)	(3,404,854)
Net cash provided by operating activities - discontinued operations	-	187,401
Net cash used in operating activities	(2,877,076)	(3,217,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software costs-continuing operations	(918,289)	(548,586)
Net cash used in investing activities	(918,289)	(548,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from shareholder	1,000,000	-
Repayment of loans from shareholder	(1,000,000)	(1,000,000)
Proceeds from loan payable under credit agreement, net of $400,000 and $1,170,501 of related costs in 2016 and 2015 respectively	1,941,359	1,124,062
Repayment of loan payable under credit agreement	(4,172,714)	-
Proceeds from sale of common stock, net of related costs of $801,806	-	8,548,194
Proceeds from exercise of stock options	42,500	-
Proceeds from sale of Series 2 Convertible Preferred Stock, net of related costs of $1,548,249	20,403,751	-
Net cash provided by financing operations – continuing operations	18,214,896	8,672,256

INCREASE IN CASH	14,419,531	4,906,217

CASH, beginning of period	3,396,206	2,883,349

CASH, end of period	$17,815,737	$7,789,566

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

	(Unaudited)	(Unaudited)
	2016	2015
Supplemental cash flow information:
Interest paid	$780,303	$87,169
Non-cash financing activities:
Conversion of preferred stock to common stock		$15,470
Warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	$150,451

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Six months ended June 30, 2016 and 2015

(Unaudited)

1. BASIS OF PRESENTATION

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The consolidated balance sheet as of December 31, 2015 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC (collectively with its subsidiaries, “FlexShopper”), a limited liability company incorporated under the laws of North Carolina on September 24, 2013. In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 7), FlexShopper 1, LLC and FlexShopper 2, LLC were organized as wholly owned Delaware subsidiaries of FlexShopper to conduct operations. Since the sale in 2014 of the assets of Anchor Funding Services LLC (“Anchor”), the Company has been a holding company with no operations except for those conducted by FlexShopper. FlexShopper, through its e-commerce marketplace and patent pending payment method, provides certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-retailers.

During 2013, the Company decided to concentrate its efforts on the operations of FlexShopper and subsequently an agreement was entered into with a financial institution to sell substantially all of the operating assets of Anchor, which provided accounts receivable funding to businesses located throughout the United States. The 2015 consolidated statements of operations and cash flows reflects the operations related to Anchor, including the gain on sale, as discontinued operations. (See Note 4)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90 day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks, for ownership. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recongnition of the related merchandise sales. Commencing in the quarter ended June 30, 2016, the Company discontinued charging a separate fee upon exercise of such option. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The accounts receivable balances consisted of the following as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

Accounts receivable	$9,825,142	$5,479,437
Allowance for doubtful accounts	(8,743,508)	(4,727,278)
Accounts receivable, net	$1,081,634	$752,159

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $1,580,673 and $1,743,217 for the three and six months ended June 30, 2016, respectively and $138,970 and $266,233 for the three and six months ended June 30, 2015 respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates lease merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $571,478 and $1,011,478 for the three and six months ended June 30, 2016and $63,000 and $118,000 for the three and six months ended June 30, 2015, respectively. The net leased merchandise balances consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Lease merchandise at cost	$23,593,010	$19,504,645
Accumulated depreciation and impairment reserve	(14,098,236)	(8,300,509)
Lease merchandise, net	$9,494,774	$11,204,136

Cost of lease merchandise sold represents the undepreciated cost at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization which is included in interest expense was $116,953 and $214,495 for the three and six months ended June 30, 2016, respectively, and $146,313 and $195,083 for the three and six months ended June 30, 2015, respectively. The 2015 financial statements have been reclassified to transfer such amortization from operating expenses to interest expense to conform to the current year presentation.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $467,092 and $847,449 for the three and six months ended June 30, 2016, respectively, and $289,222 and $500,829 for the three and six months ended June 30, 2015, respectively.

Operating Expenses – Operating expenses include all corporate overhead expenses such as salaries, payroll taxes and benefits, stock based compensation, occupancy, marketing and other administrative expenses.

Marketing costs are charged to expense as incurred. Total marketing costs which primarily consist of advertising were approximately $2,098,900 and $3,529,900 for the three and six months ended June 30, 2016, respectively, and $848,800 and $1,397,000 for the three and six months ended June 30, 2015, respectively.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 8). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common shareholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common shareholders, basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share determined by dividing net income available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible participating preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

Diluted earnings per share is based on the more dilutive of the if-converted method (which assumes conversion of the participating preferred stock as of the beginning of the period) or the two-class method (which assumes that the participating preferred stock is not converted) plus the potential impact of dilutive non-participating Series 2 Convertible Preferred Stock, options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  When there is a loss from continuing operations, potential common shares are not included in the computation of diluted loss per share, since they have an anti-dilutive effect.

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Six months ended
	June 30,
	2016	2015
Convertible Series 1 Preferred Stock	1,990,483	2,146,662
Convertible Series 2 Preferred Stock	27,110,720	-
Convertible Series 2 Preferred Stock issuable upon exercise of warrants	542,165	-
Options	4,118,000	3,910,000
Warrants	5,115,531	5,115,531
	38,876,899	11,172,193

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes pricing model to determine the fair value of all stock option awards. (see Note 9)

Fair Value of Financial Instruments – The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 7) approximates fair value.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2015-03 during the quarter ended March 31, 2015. In the accompanying balance sheets at June 30, 2016 and December 31, 2015, the Company offset $868,297 and $832,792, respectively, of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement.

In April 2015, the FASB issued ASU 2015-05 Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this guidance which are effective for the annual periods beginning after December 15, 2015, and for interim periods therein, were adopted by the Company in the quarter ended March 31, 2016 and had no effect on the financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies certain aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards, the option to recognize stock compensation expense with actual forfeitures as they occur, and the classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements.

4. DISCONTINUED OPERATIONS

In June 2014, Anchor sold to a bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio. The purchase price for the Anchor Assets included an amount equal to 50% of the factoring fee and interest income earned by Anchor’s factoring portfolio during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $206,177 for the year ended December 31, 2015. In the three and six months ended June 30, 2015, Anchor recorded a gain of $53,089 and 127,789 net of an income tax provision of $32,604 and 78,388, respectively, for the Earnout Payments received during such periods, which is included in income from discontinued operations.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2016	December 31, 2015
Furniture and fixtures	2-5 years	$97,510	$85,513
Website and internal use software	3 years	3,007,474	2,160,025
Computers and software	3-7 years	609,858	551,015
		3,714,842	2,796,553
Less: accumulated depreciation and amortization		(1,480,201)	(999,000)
		$2,234,641	$1,797,553

Depreciation and amortization expense was $258,971 and $126,248 for the three months ended June 30, 2016 and 2015, respectively, and $481,202 and $234,040 for the six months ended June 30, 2016 and 2015, respectively.

6. LOANS PAYABLE TO SHAREHOLDER

On December 8, 2014, upon approval of the Company’s Board of Directors, FlexShopper entered into a promissory note for $1,000,000 with a shareholder and executive of the Company (the “Promissory Note”). The note was payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest amounting to $36,250 on March 11, 2015. See Note 7 regarding the loan entered into in 2016.

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper entered into a credit agreement (as amended from time to time, and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC as administrative agent and lender (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years from the date of the Credit Agreement. The borrowing term may be extended in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender receives security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed bear interest at the rate of LIBOR plus 15% per annum and a small non-usage fee is assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. Interest is payable monthly on the outstanding balance of amounts borrowed and, commencing on and after May 6, 2017, principal together with interest thereon is payable periodically through May 6, 2018, the maturity date of the loan. Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $348,055 and $720,436 for the three and six months ended June 30, 2016, respectively, and $91,587 and $109,462 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, the amount funded under the Credit Agreement was $7,788,208.

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

The Credit Agreement contains financial covenants requiring the Company and its subsidiaries to maintain as of the last day of each fiscal quarter during the term of the agreement minimum amounts of Unrestricted Cash and Equity Book Value and to achieve Adjusted Operating Cash Flow of not less than certain amounts during such quarters (all such terms as defined in the Credit Agreement). As of December 31, 2015, the Company was in violation of the covenant requiring an Equity Book Value of at least $7.0 million as of such date. Under the fourth amendment to the Credit Agreement described below, the Lender waived this violation. The covenant also requires the Company and its subsidiaries to maintain an Equity Book Value of at least $7 million at each of June 30, September 30 and December 31, 2016 increasing to $10 million at the end of each quarter from March 31 through December 31, 2017.

On February 11, 2016, FlexShopper entered into a third amendment (the “Third Amendment”) to the Credit Agreement which amended the Credit Agreement to, among other things, add a new financial covenant requiring FlexShopper to maintain at least $1,500,000 in Unrestricted Cash at all times.

The Third Amendment also includes a consent by the Lender to a $1,000,000 promissory note (the “Promissory Note”) in favor of Marc Malaga, FlexShopper’s Executive Vice President of Operations. Interest on the Promissory Note accrued at the rate of 15.0% per annum and all outstanding principal and accrued interest was payable on demand by Mr. Malaga. The Promissory Note which was issued in February 2016, was secured by substantially all of FlexShopper’s assets. The Promissory Note was paid in full with interest amounting to $51,250 on June 13, 2016.

On March 29, 2016, FlexShopper entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement whereby the Lender waived the violation of the Equity Book Value covenant at December 31, 2015, as well as compliance with financial covenants (other than the unrestricted cash covenant) through the earlier of April 1, 2017 or the completion of the raising of at least $10,000,000 in equity funding (the “Equity Raise”). In addition, the Fourth Amendment, among other things, provided that FlexShopper maintain Unrestricted Cash of at least $500,000 on each day and $1,000,000 at the end of each calendar month. As of June 30, 2016, the Company was in compliance with the financial covenants of the Credit Agreement.

In consideration of the Fourth Amendment, the Company was required to pay to the administrative agent a bridge fee of $20,000 per week until (i) the current amount of such bridge fee equals $400,000 or (ii) the completion of the Equity Raise, whichever event occurred sooner, provided that such bridge fee shall amount to at least $250,000. Accordingly, the Company recorded $250,000 of deferred debt issuance costs with a corresponding amount of accrued expenses. On June 10, 2016, the Company completed an equity raise in excess of twenty million dollars providing for the issuance and sale of shares of Series 2 Convertible Preferred stock. By June 30, 2016 the total of the bridge fee and second amendment fee totalling $400,000 was paid by the Company.

8. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

Series 1 Convertible Preferred Stock – The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

On January 31, 2007, the Company filed a Certificate of Designation with the Secretary of State of Delaware. Effective with this filing, 2,000,000 preferred shares became Series 1 Convertible Preferred Stock. Series 1 Convertible Preferred Stock ranks senior to common stock.

As of December 31, 2015, each share of Series 1 Convertible Preferred Stock was convertible into 6.33 shares of the Company’s common stock, subject to certain anti-dilution rights. As a result of the Company entering into the Preferred stock Subscription Agreement referred to below, each share of Series 1 Convertible Preferred Stock became convertible into approximately 6.06 shares of the Company’s common stock. The holder of the Series 1 Convertible Preferred Stock has the option to convert the shares to common stock at any time. Upon conversion all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2015, 14,022 shares of Series 1 Convertible Preferred Stock were converted into 88,759 shares of common stock. As of June 30, 2016 and December 31, 2015 there were 328,197 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 1,990,483 shares of common stock.

Series 2 Convertible Preferred Stock – On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. The Company sold an additional 1,950 shares of Series 2 Convertible Preferred Stock for gross proceeds of $1.95 million at a subsequent closing.

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Division of Corporations (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Each Series 2 Preferred Share is convertible at a conversion price of $0.81 into approximately 1,235 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. Beginning 45 days following the first date of issuance of the Series 2 Preferred Shares (the “Initial Period”), the holders of the Series 2 Preferred Shares will have the option to convert such shares into shares of common stock and will have the right to vote with holders of common stock on an as converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $1.75 per common shares, or a change of control transaction (as defined) values the Company’s common stock at $1.75 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $2.30 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

In connection with entering into the Credit Agreement, on March 6, 2015, the Company raised approximately $8.6 million in net proceeds through direct sales of 17.0 million shares of its common stock to certain affiliates of the Lender and other accredited investors for a purchase price of $0.55 per share. As a result of the sale to certain affiliates, the Lender is considered a beneficial shareholder of the Company.

On March 17, 2016, the Company’s stockholders, acting by written consent, approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock within a range of no less than one-for-5 and no more than one-for-10 with such ratio to be determined in the sole discretion of the Board of Directors and with the reverse split to be effective at such time and date, if at all, as determined by the Board of Directors in its sole discretion. The consent approving the amendment to our Certificate of Incorporation was approved by stockholders holding approximately 50.3% of our outstanding voting stock. In the event a reverse stock split is effectuated by the Board of Directors, there will be no change in the number of shares of authorized common stock. Accordingly, a reverse stock split will have the effect of reducing the number of shares of outstanding common stock on a proportionate basis and increasing the number of authorized but unissued shares of common stock, which are neither outstanding or reserved for issuance.

9. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), with 2,100,000 common shares authorized for issuance under the Plan. In October 2009, the Company’s stockholders approved an increase in the number of shares covered by the Plan to 4,200,000 shares. On March 26, 2015, the Board adopted our 2015 Omnibus Equity Compensation Plan (the “2015 Plan”), with 4,000,000 common shares authorized for issuance under the 2015 Plan, which was ratified by the Company’s stockholders on September 15, 2015. The 2007 Plan and 2015 Plan are collectively referred to as the “Plans.” Grants under the Plans may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards. Employees, directors and consultants and other service providers are eligible to participate in the Plans. Options granted under the Plans vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant.

Activity in stock options for the six months ended June 30, 2016 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2016	4,067,000	$0.85
Granted	586,000	0.58
Canceled	(285,000)	0.62
Exercised	(250,000)	0.17
Outstanding at June 30, 2016	4,118,000	$0.87	4.95	$164,710
Vested and exercisable at June 30, 2016	3,269,327	$0.94	3.84	$127,383
Vested and exercisable at June 30, 2016 and expected to vest thereafter	4,035,000	$0.94	4.92	$128,700

The weighted average grant date fair value of options granted during 2016 was $0.05 per share. The Company measured the fair value of each option award on the date of grant using the Black Scholes pricing model with the following assumptions:

2016
Exercise price	$0.60 to $0.90
Expected life	6 years
Expected volatility	39%
Dividend yield	0%
Risk-free interest rate	1.35% to 2.70%

The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility was based on the average of historical volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company. The expected life is based on the simplified expected term calculation permitted by the Securities and Exchange Commission (the “SEC”) which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $57,943 and $78,381, for the three and six months ended June 30, 2016, respectively and $14,900 and $28,100 for the three and six months ended June 30, 2015, respectively. Unrecognized compensation cost related to non-vested options at June 30, 2016 amounted to approximately $162,000 which is expected to be recognized over a weighted average period of 1.7 years.

10. WARRANTS

On June 24, 2016, the Company granted warrants to one of the Company’s placement agents to purchase 439 shares of the Company’s Series 2 Convertible Preferred Stock at an initial exercise price of $1,250 per share. The exercise price and aggregate number of shares are subject to adjustment as set forth in the agreement.

The following information was input into the Black Scholes pricing model to compute a fair value of $342.71 for each warrant for a total fair value of $150,451.

Exercise price	$1,250
Expected life	7 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	1.35%

The following table summarizes information about outstanding stock warrants as of June 30, 2016, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$1.10	1,342,500		2 years
$1.00	2,000,004		4 years
$0.55	1,773,027		5 years
$1,250	-	439	7 years
	5,115,531	439

11.    INCOME TAXES

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $8.4 million and state net operating loss carryforwards of approximately $5.2 million available to offset future taxable income, which expire from 2021 to 2035.  The Company’s use of net operating loss carryforwards may be subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax asset as of June 30, 2016 does not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit related to its loss from continuing operations other than a benefit related to utilizing such loss to offset income from discontinued operations in 2015. A corresponding tax provision was charged to discontinued operations.

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

Executive Overview

The results of operations from continuing operations below principally reflect the operations of FlexShopper, LLC (“FlexShopper”), which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own terms to consumers of third party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s lease-to-own (“LTO”) programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) serving as the financial and technology partner for durable goods retailers and e-retailers, (2) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods and (3) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit/debit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of June 30, 2016, approximately 73% of the Company’s active leases were current and did not have a past due balance and an additional 16% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. The Company is developing historical data to assess the estimate of the allowance in the future. The accounts receivable balances consisted of the following as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

Accounts receivable	$9,825,142	$5,479,437
Allowance for doubtful accounts	(8,743,508)	(4,727,278)
Accounts receivable, net	$1,081,634	$752,159

The Company’s reserve is 88.9% of the accounts receivable balance as of June 30, 2016. The reserve is a significant percentage of the balance because the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items. While collection efforts are pursued, delinquent customers accrue weekly charges resulting in a significant balance requiring a reserve. The Company charges off accounts once it has exhausted collection efforts and estimates that there is no chance of recovery.

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

Stock Based Compensation - The fair value of transactions in which FlexShopper exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed. Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black Scholes pricing model (BSM) to determine the fair value of all stock option awards.

Results of Operations

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

The following table details the operating results from continuing operations for the three months ended June 30, 2016 and 2015:

	2016	2015	$ Change	% Change

Total revenues	$10,731,432	$4,340,911	$6,390,521	147.2
Cost of lease revenue and merchandise sold	5,740,177	2,238,164	3,502,013	156.4
Provision for doubtful accounts	3,194,712	1,228,856	1,965,856	160.0
Operating expenses	4,833,423	2,561,130	2,272,293	88.7
Operating loss	(3,036,880)	(1,687,239)	(1,349,641)	(80.0)
Interest expense	495,842	207,003	288,839	139.5
Income tax benefit	-	32,604	(32,604)	–
Loss from continuing operations	$(3,532,722)	$(1,861,638)	$(1,671,084)	(89.8)

Total lease revenues for the three months ended June 30, 2016 were $10,731,432 compared to $4,340,911 for the three months ended June 30, 2015, representing an increase of $6,390,521, or 147.2%. FlexShopper originated 11,296 leases for the three months ended June 30, 2016 compared to 6,893 leases for the comparable period last year. The Company spent approximately $1,235,463 more on marketing in the second quarter of 2016 for a total of $2,098,823, compared to $863,412 in the second quarter of 2015. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2016 was $5,740,177 compared to $2,238,164 for the three months ended June 30, 2015, representing an increase of $3,502,013 or 156.4%. Cost of lease revenue and merchandise sold for the three months ended June 30, 2016 is comprised of depreciation expense on lease merchandise of $5,029,505, the net book value of merchandise sold of $138,815 and a charge for inventory impairment of $571,857. Cost of lease revenue and merchandise sold for the three months ended June 30, 2015 was comprised of depreciation expense on lease merchandise of $2,112,345, the net book value of merchandise sold of $62,819 and a charge for inventory impairment of $63,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $3,194,712 and $1,228,856 for the three months ended June 30, 2016 and 2015, respectively. A factor that caused the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the three months ended June 30, 2016 and 2015, $1,580,673 and $138,970 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts.

Operating expenses for the three months ended June 30, 2016 and 2015 were $4,833,423 and $2,561,130, respectively. Key operating expenses included the following:

	Three months ended	Three months ended
	June 30, 2016	June 30, 2015
Payroll, benefits and contract labor	$1,355,770	$826,697
Legal and professional fees	123,724	68,847
Stock compensation expense	57,943	14,900
Marketing	2,098,823	863,412
Total	$3,636,260	$1,773,856

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations of $3,532,722 and $1,861,638 for the three months ended June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

The following table details the operating results from continuing operations for the six months ended June 30, 2016 and 2015:

	2016	2015	$ Change	% Change
Total revenues	$20,925,167	$8,112,744	$12,812,423	157.9
Cost of lease revenue and merchandise sold	11,607,030	4,529,226	7,077,804	156.2
Provision for doubtful accounts	5,759,446	2,051,637	3,707,809	180.7
Operating expenses	8,718,933	4,606,634	4,112,299	89.2
Operating loss	(5,160,242)	(3,074,753)	(2,085,489)	(67.8)
Interest expense	986,182	333,696	652,486	195.5
Income tax benefit	-	78,388	(78,388)	-
Loss from continuing operations	(6,146,424)	(3,330,061)	$(2,816,363)	(84.6)

Total lease revenues for the six months ended June 30, 2016 were $20,925,167 compared to $8,112,744 for the six months ended June 30, 2015, representing an increase of $12,812,423 or 157.9%. FlexShopper began originating leases in late December 2013, launched its online LTO marketplace in March 2014 and spent approximately $2,133,000 more on marketing in the first six months of 2016 compared to the first six months of 2015. FlexShopper originated 20,147 leases for the six months ended June 30, 2016 compared to 10,653 leases for the comparable period last year. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the six months ended June 30, 2016 was comprised of depreciation expense on lease merchandise of $10,279,837, the net book value of merchandise sold of $315,715 and a reserve for inventory impairment of $1,011,478. Cost of lease revenue and merchandise sold for the six months ended June 30, 2015 was comprised of depreciation expense on lease merchandise of $4,239,885, the net book value of merchandise sold of $171,341 and a charge for inventory impairment of $118,000. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $5,759,446 and $2,051,637 for the six months ended June 30, 2016 and 2015, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items and while collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $1,743,217 and $266,233 of customer accounts to the allowance for doubtful accounts in the six months ended June 30, 2016 and 2015, respectively, after it exhausted all collection efforts with respect to such accounts.

Operating expenses for the six months ended June 30, 2016 and 2015 were $8,718,933 and $4,606,634 respectively. Key operating expenses included the following:

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Payroll, benefits and contract labor	$2,623,331	$1,703,756
Legal and professional fees	276,490	160,404
Stock compensation expense	78,381	28,100
Marketing	3,529,875	1,397,387
Total	$6,508,077	$3,289,647

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $6,146,424 and $3,330,061 for the six months ended June 30, 2016 and 2015, respectively.

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

For each of our sales channels, FlexShopper has a marketing strategy that includes the following:

Online LTO Marketplace	Patent pending LTO Payment Method	In-store LTO technology platform
Search engine optimization; pay-per click	Direct to retailers/e-retailers	Direct to retailers/e-retailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Direct response television campaigns	Consultants & strategic relationships
Direct mail

The Company believes it has a competitive advantage over competitors in the LTO industry by providing all three channels as a bundled package to retailers and e-retailers. Management is anticipating a rapid development of the FlexShopper business as we are able to penetrate each of our sales channels. To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See the section captioned “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash of $17,815,737 compared to $7,789,566 at the same date in 2015.

As of June 30, 2016, the Company had accounts receivable of $9,825,142 offset by an allowance for doubtful accounts of $8,743,508 resulting in net accounts receivable of $1,081,634. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated by reserving all accounts in excess of four payments in arrears adjusted for subsequent collections. Approximately 89% of the Company’s active accounts in the portfolio are not currently subject to allowance.

Recent Financings

In fiscal 2015 and the six months ended June 30, 2016, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

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

3.

On March 29, 2016, we entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment amends the Credit Agreement to, among other things, increase the amount of the Borrowing Base (as defined in the Credit Agreement) until the earlier of (i) April 1, 2017 and (ii) the successful raising by the Company of at least $10,000,000 in equity funding (the “Equity Raise”). The Fourth Amendment also includes a waiver of (i) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (ii) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of the Equity Raise. If we were not in compliance with the financial covenants under the Credit Agreement by the earlier of April 1, 2017 or the completion of the Equity Raise or we fail to maintain compliance with the covenants thereafter, the Lender would be able to accelerate the required repayment of amounts due under the Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the Credit Agreement.

4.	On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC, an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. In addition, the Company sold an additional 1,950 shares of Series 2 Convertible Preferred Stock at a subsequent closing in June 2016 for gross proceeds of $1.95 million.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $2,877,076 for the six months ended June 30, 2016 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by operating activities was $3,217,453 for the six months ended June 30, 2015 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $918,289, comprised of $70,840 for the purchase of property and equipment and $847,449 for capitalized software costs.

For the six months ended June 30, 2015, net cash used in investing activities was $548,586, comprised of $47,757 for the purchase of property and equipment and $500,829 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18,214,896 for the six months ended June 30, 2016 primarily due to the proceeds from the sale of Series 2 Convertible Preferred Stock of $21,952,000 net of related costs of $1,548,249, funds drawn on the Credit Agreement of $2,341,359, offset by repayments of amounts borrowed under the Credit Agreement of $4,172,714.

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

Capital Resources

The funds derived from the sale of FlexShopper’s Common Stock and Series 2 Convertible Preferred Stock and FlexShopper’s ability to borrow funds under the Credit Agreement have provided the liquidity and capital resources necessary for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in this section above provide sufficient liquidity and capital resources for our anticipated needs through at least June 30, 2017.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2016.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the three months ended June 30, 2016 there were no repurchases of the Company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.    OTHER INFORMATION:

Not applicable.

ITEM 6.    EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.4	Designation of Rights Preferences of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.5	Certificate of Designations for Series 2 Convertible Preferred Stock, dated as of June 10, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
10.1	Investor Rights Agreement, dated as of June 10, 2016, by and among FlexShopper, Inc., B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

___________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 15, 2016	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: August 15, 2016	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer