Form 10-Q
period 2016-09-30
FlexShopper, Inc.
filed 2016-11-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2016

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

As of October 24, 2016, the Company had a total of 5,287,040 shares of common stock outstanding, excluding 243,065 outstanding shares of Series 1 Preferred Stock convertible into 147,416 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 2,711,072 shares of common stock.

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

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$13,093,333	$3,396,206
Accounts receivable, net	1,382,465	752,159
Prepaid expenses	329,257	237,069
Lease merchandise, net	10,801,877	11,204,136
Total current assets	25,606,932	15,589,570

PROPERTY AND EQUIPMENT, net	2,458,436	1,797,553

OTHER ASSETS:
Intangible assets – patent costs	21,109	23,416
Security deposits	66,901	66,758
	88,010	90,174

	$28,153,378	$17,477,297

LIABILITIES
CURRENT LIABILITIES:
Current installment of loan payable under credit agreement net of $312,455 of unamortized issuance costs	$2,932,631	$-
Accounts payable	2,585,207	1,783,929
Accrued payroll and related taxes	124,902	251,519
Accrued expenses	397,506	487,120
Total current liabilities	6,040,246	2,522,568

Loan payable under credit agreement to beneficial shareholder, net of current installment and net of $437,438 in 2016 and $832,792 in 2015 of unamortized issuance costs	4,105,684	8,786,770
Total liabilities	10,145,930	11,309,338

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred stock, $0.001 par value- authorized 2,000,000 shares, issued and outstanding 243,065 shares in 2016 and 328,197 in 2015 at $5.00 stated value	1,215,325	1,640,985
Series 2 Convertible Preferred stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	-
Common stock, $0.0001 par value- authorized 100,000,000 shares, issued and outstanding 5,287,040 shares in 2016 and 5,210,408 in 2015	529	521
Additional paid in capital	22,286,375	23,213,318
Accumulated deficit	(27,446,781)	(18,686,865)
	18,007,448	6,167,959

	$28,153,378	$17,477,297

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenues:
Lease revenues and fees	$12,072,493	$5,298,272	$32,505,343	$13,126,216
Lease merchandise sold	255,431	107,768	747,747	392,569
Total revenues	12,327,924	5,406,040	33,253,090	13,518,785

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	5,525,701	2,759,992	16,817,016	7,117,877
Cost of lease merchandise sold	182,879	57,623	498,594	228,964
Provision for doubtful accounts	3,501,023	1,672,064	9,260,469	3,723,701
Marketing	2,442,243	924,957	6,186,417	2,389,542
Salaries and benefits	1,522,792	1,098,621	4,258,753	2,898,982
Operating expenses	1,307,418	755,186	3,546,215	2,096,875
Total costs and expenses	14,482,056	7,268,443	40,567,464	18,455,941

Operating loss	(2,154,132)	(1,862,403)	(7,314,374)	(4,937,156)
Interest expense including amortization of debt issuance costs	459,360	287,425	1,445,542	621,121
Loss from continuing operations, before income tax benefits	(2,613,492)	(2,149,828)	(8,759,916)	(5,558,277)

Income tax benefit	-	–	-	78,388
Loss from continuing operations	(2,613,492)	(2,149,828)	(8,759,916)	(5,479,889)

Income from discontinued operations, including gain from the sale of discontinued assets, net of income taxes	-	–	-	127,789

Net loss	(2,613,492)	(2,149,828)	(8,759,916)	(5,352,100)
Cumulative dividends on Series 2 Convertible Preferred Shares	548,747	-	663,111	-
Net loss attributable to common shareholders	$(3,162,239)	(2,149,828)	(9,423,027)	(5,352,100)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(0.60)	$(0.41)	$(1.80)	$(1.13)
Income from discontinued operations	-	-	-	-
Net loss	$(0.60)	$(0.41)	$(1.80)	$(1.13)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	5,276,714	5,203,490	5,236,954	4,755,286

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2016

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	328,197	$1,640,985			5,210,408	$521	$23,213,318	$(18,686,865)	$6,167,959
Sale of Series 2 Preferred Stock			21,952	$21,952,000					21,952,000
Fair value of warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock							150,451		150,451
Costs related to sale of Series 2 Preferred Stock							(1,669,790)		(1,669,790)
Provision for compensation expense related to issued stock options	-	-			-	-	124,244	-	124,244
Conversion of preferred stock to common stock	(85,132)	(425,660)			51,632	5	425,655
Exercise of stock options					25,000	3	42,497		42,500
Net loss	-	-	-	-	-	-	-	(8,759,916)	(8,759,916)
Balance, September 30, 2016	243,065	$1,215,325	21,952	$21,952,000	5,287,040	$529	$22,286,375	$(27,446,781)	$18,007,448

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

	(Unaudited)	(Unaudited)
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,759,916)	$(5,352,100)
Adjustments to reconcile net loss to net cash (used in) operating activities:
(Income) from discontinued operations before income taxes	-	(206,176)
Depreciation and impairment of lease merchandise	16,817,016	7,117,877
Other depreciation and amortization	1,111,026	731,718
Compensation expense related to issuance of stock options	124,244	58,000
Provision for uncollectible accounts	9,260,469	3,723,701
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,890,775)	(3,961,391)
Increase in prepaid expenses and other	(92,188)	(216,189)
Increase in lease merchandise	(16,414,758)	(8,734,826)
Increase in security deposits	(143)	(11,755)
Increase in accounts payable	801,278	221,875
(Decrease) increase in accrued payroll and related taxes	(126,617)	169,613
Increase in accrued expenses	60,386	62,518
Net cash used in operating activities - continuing operations	(7,109,978)	(6,397,135)
Net cash provided by operating activities - discontinued operations	-	205,049
Net cash used in operating activities	(7,109,978)	(6,192,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software costs-continuing operations	(1,436,701)	(1,020,958)
Net cash used in investing activities	(1,436,701)	(1,020,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from shareholder	1,000,000	-
Repayment of loans from shareholder	(1,000,000)	(1,000,000)
Proceeds from loan payable under credit agreement, net of $400,000 and $1,170,501 of related costs in 2016 and 2015 respectively	1,941,359	1,449,062
Repayment of loan payable under credit agreement	(4,172,714)	-
Proceeds from sale of common stock, net of related costs of $801,806	-	8,548,194
Proceeds from exercise of stock options	42,500	-
Proceeds from sale of Series 2 Convertible Preferred Stock, net of related costs of $1,519,339	20,432,661	-
Net cash provided by financing operations – continuing operations	18,243,806	8,997,256

INCREASE IN CASH	9,697,127	1,784,212

CASH, beginning of period	3,396,206	2,883,349

CASH, end of period	$13,093,333	$4,667,561

The accompanying notes are an integral part of these consolidated statements.

4

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

	(Unaudited)	(Unaudited)
	2016	2015
Supplemental cash flow information:
Interest paid	$1,124,342	$253,995
Non-cash financing activities:
Conversion of preferred stock to common stock	$425,660	$15,470
Warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	$150,451

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the nine months ended September 30, 2016 and 2015

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

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC (collectively with its subsidiaries, “FlexShopper”), a limited liability company incorporated under the laws of North Carolina on September 24, 2013. In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 8), FlexShopper 1, LLC and FlexShopper 2, LLC were organized as wholly owned Delaware subsidiaries of FlexShopper to conduct operations. Since the sale in 2014 of the assets of Anchor Funding Services LLC (“Anchor”), the Company has been a holding company with no operations except for those conducted by FlexShopper. FlexShopper, through its e-commerce marketplace and patent pending payment method, provides certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third party retailers and e-retailers.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Accounts receivable	$12,583,233	$5,479,437
Allowance for doubtful accounts	(11,200,768)	(4,727,278)
Accounts receivable, net	$1,382,465	$752,159

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $1,043,762 and $2,786,979 for the three and nine months ended September 30, 2016, respectively and $534,771 and $801,004 for the three and nine months ended September 30, 2015, respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates lease merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months. However, in certain instances where consumers take advantage of early payment options, the related cost and accumulated depreciation are eliminated from lease merchandise immediately. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $603,185 and $1,614,663 for the three and nine months ended September 30, 2016 and $1,090,000 and $1,208,000 for the three and nine months ended September 30, 2015, respectively.

The net leased merchandise balances consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Lease merchandise at cost	$27,942,930	$19,504,645
Accumulated depreciation and impairment reserve	(17,141,053)	(8,300,509)
Lease merchandise, net	$10,801,877	$11,204,136

Cost of lease merchandise sold represents the undepreciated cost at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 8) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization which is included in interest expense was $118,405 and $332,900 for the three and nine months ended September 30, 2016, respectively, and $146,313 and $341,396 for the three and nine months ended September 30, 2015, respectively. The 2015 financial statements have been reclassified to transfer such amortization from operating expenses to interest expense to conform to the current year presentation.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $507,738 and $1,355,187 for the three and nine months ended September 30, 2016, respectively, and $326,878 and $827,707 for the three and nine months ended September 30, 2015, respectively.

Operating Expenses – Operating expenses include corporate overhead expenses such as stock based compensation, insurance, occupancy and other administrative expenses.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 9). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common shareholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common shareholders, basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share determined by dividing net income available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible participating preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Nine Months ended
	September 30,
	2016	2015
Series 1 Convertible Preferred Stock	147,417	214,666
Series 2 Convertible Preferred Stock	2,711,072	-
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,216	-
Options	416,400	385,700
Warrants	511,553	511,553
	3,840,658	1,111,919

See Note 4

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes pricing model to determine the fair value of all stock option awards (see Note 10).

Fair Value of Financial Instruments – The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 8) approximates fair value.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2015-03 during the quarter ended March 31, 2015. In the accompanying balance sheets at September 30, 2016 and December 31, 2015, the Company offset $868,297 and $832,792, respectively, of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position and apply to all entities that present a classified statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the financial statements.

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

4. REVERSE STOCK SPLIT

On October 14, 2016, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of October 24, 2016 at 11:59 p.m. Eastern Time (the “Effective Time”) a reverse split of the Company’s common stock by a ratio of one-for-10 (the “Reverse Split”). At the Effective Time, 52,870,398 outstanding shares of the Company’s common stock were exchanged for 5,287,040 shares of the Company’s common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split resulting in the transfer of $4,689 from common stock to additional paid in capital at January 1, 2016. No fractional shares were, or shall be, issued in connection with the Reverse Split. A stockholder who would otherwise be entitled to receive a fractional share of common stock is entitled to receive the fractional share rounded up to the next whole share. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

The Reverse Split resulted in a proportionate adjustment to the per share conversion or exercise price and the number of shares of common stock issuable upon the conversion or exercise of outstanding preferred stock, stock options and warrants, as well as the number of shares of common stock eligible for issuance under the Company’s 2007 Omnibus Equity Compensation Plan and 2015 Omnibus Equity Compensation Plan.

5. DISCONTINUED OPERATIONS

In June 2014, Anchor sold to a bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio. The purchase price for the Anchor Assets included an amount equal to 50% of the factoring fee and interest income earned by Anchor’s factoring portfolio during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $206,177 for the year ended December 31, 2015. In the nine months ended September 30, 2015, Anchor recorded a gain of $127,789 net of an income tax provision of $78,388, for the Earnout Payments received during such periods, which is included in income from discontinued operations.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2016	December 31, 2015
Furniture and fixtures	2-5 years	$98,564	$85,513
Website and internal use software	3 years	3,515,213	2,160,025
Computers and software	3-7 years	619,477	551,015
		4,233,254	2,796,553
Less: accumulated depreciation and amortization		(1,774,818)	(999,000)
		$2,458,436	$1,797,553

Depreciation and amortization expense was $294,616 and $156,975 for the three months ended September 30, 2016 and 2015, respectively, and $775,818 and $388,015 for the nine months ended September 30, 2016 and 2015, respectively, which have been included in operating expenses.

7. LOANS PAYABLE TO SHAREHOLDER

On December 8, 2014, upon approval of the Company’s Board of Directors, the Company entered into a promissory note for $1,000,000 with a shareholder and executive of the Company (the “Promissory Note”). The note was payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest amounting to $36,250 on March 11, 2015. See Note 8 regarding the loan entered into in 2016.

8. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper entered into a credit agreement (as amended from time to time, and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC as administrative agent and lender (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years from the date of the Credit Agreement. The borrowing term may be extended in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender receives security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed bear interest at the rate of LIBOR plus 15% per annum and a small non-usage fee is assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. Interest is payable monthly on the outstanding balance of amounts borrowed and, commencing on and after May 6, 2017, principal together with interest thereon is payable periodically through May 6, 2018, the maturity date of the loan. Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $340,955 and $1,061,392 for the three and nine months ended September 30, 2016, respectively, and $141,113 and $250,575 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the outstanding balance under the Credit Agreement was $7,788,208. The Company repaid $4,172,174 to the Lender in 2016 resulting primarily from the repayment of the Bridge Loan Amount upon the Equity Raise as described in the fourth amendment to the Credit Agreement.

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

On March 29, 2016, FlexShopper entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement whereby the Lender waived the violation of the Equity Book Value covenant at December 31, 2015, as well as compliance with financial covenants (other than the unrestricted cash covenant) through the earlier of April 1, 2017 or the completion of the raising of at least $10,000,000 in equity funding (the “Equity Raise”), which occurred upon the issuance of Series 2 Convertible Preferred Stock on June 10, 2016 described in Note 9. In addition, the Fourth Amendment, among other things, provided that FlexShopper maintain Unrestricted Cash of at least $500,000 on each day and $1,000,000 at the end of each calendar month. As of September 30, 2016, FlexShopper was in compliance with the financial covenants of the Credit Agreement.

In consideration of the Fourth Amendment, FlexShopper was required to pay to the administrative agent a bridge fee of $20,000 per week until (i) the current amount of such bridge fee equals $400,000 or (ii) the completion of the Equity Raise, whichever event occurred sooner, provided that such bridge fee amounted to at least $250,000. Accordingly, the Company recorded $250,000 of deferred debt issuance costs with a corresponding amount of accrued expenses. On June 10, 2016, the Company completed an equity raise in excess of $20 million providing for the issuance and sale of shares of Series 2 Convertible Preferred Stock. During the nine months ended September 30, 2016, the total of the Bridge Fee and second amendment fee totaling $400,000 was paid by the Company.

9. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

Series 1 Convertible Preferred Stock – On January 31, 2007, the Company filed a Certificate of Designation with the Secretary of State of Delaware. Effective with this filing, 2,000,000 preferred shares became Series 1 Convertible Preferred Stock. Series 1 Convertible Preferred Stock ranks senior to common stock.

As of December 31, 2015, each share of Series 1 Convertible Preferred Stock was convertible into 0.633 shares of the Company’s common stock, subject to certain anti-dilution rights. As a result of the Company entering into the Subscription Agreement referred to below, each share of Series 1 Convertible Preferred Stock became convertible into approximately 0.606 shares of the Company’s common stock. The holders of the Series 1 Convertible Preferred Stock has the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2015, 14,022 shares of Series 1 Convertible Preferred Stock were converted into 8,876 shares of common stock. During the quarter ended September 30, 2016, 85,132 shares of Series 1 Convertible Preferred Stock were converted into 51,632 shares of common stock. As of September 30, 2016, there were 243,065 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 147,417 shares of common stock.

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

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Division of Corporations (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Each Series 2 Preferred Share is convertible at a conversion price of $8.10 into approximately 124 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. Beginning 45 days following the date of issuance of the Series 2 Preferred Shares (the “Initial Period”), the holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $17.50 per common share, or a change of control transaction (as defined in the Series 2 Certificate of Designations) values the Company’s common stock at $17.50 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

In connection with entering into the Credit Agreement on March 6, 2015, the Company raised approximately $8.6 million in net proceeds through direct sales of 1.7 million shares of its common stock to certain affiliates of the Lender and other accredited investors for a purchase price of $5.50 per share. As a result of the sale to certain affiliates, the Lender is considered a beneficial shareholder of the Company.

On March 17, 2016, the Company’s stockholders, acting by written consent, approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. On October 14, 2016, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of October 24, 2016 at 11:59 p.m. Eastern Time (the “Effective Time”) the Reverse Split by a ratio of one-for-10 (see Note 4).

10. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), with 210,000 common shares authorized for issuance under the Plan. In October 2009, the Company’s stockholders approved an increase in the number of shares covered by the Plan to 420,000 shares. On March 26, 2015, the Board adopted our 2015 Omnibus Equity Compensation Plan (the “2015 Plan”), with 400,000 common shares authorized for issuance under the 2015 Plan, which was ratified by the Company’s stockholders on September 15, 2015. The 2007 Plan and 2015 Plan are collectively referred to as the “Plans.” Grants under the Plans may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards. Employees, directors and consultants and other service providers are eligible to participate in the Plans. Options granted under the Plans vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant.

Activity in stock options for the nine months ended September 30, 2016 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2016	406,700	$8.50
Granted	64,200	5.70
Canceled	(29,500)	6.20
Exercised	(25,000)	1.70
Outstanding at September 30, 2016	416,400	$8.70	4.76	$105,730
Vested and exercisable at September 30, 2016	335,699	$9.30	3.71	$100,250
Vested and exercisable at September 30, 2016 and expected to vest thereafter	408,000	$9.30	4.66	$90,000

The weighted average grant date fair value of options granted during 2016 was $0.40 per share. The Company measured the fair value of each option award on the date of grant using the Black Scholes pricing model with the following assumptions:

2016
Exercise price	$6.00 to $9.00
Expected life	6 years
Expected volatility	39%
Dividend yield	0%
Risk-free interest rate	1.13% to 1.73%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $45,863 and $124,244, for the three and nine months ended September 30, 2016, respectively and $29,900 and $58,000 for the three and nine months ended September 30, 2015, respectively. Unrecognized compensation cost related to non-vested options at September 30, 2016 amounted to approximately $120,000 which is expected to be recognized over a weighted average period of 1.6 years.

11. WARRANTS

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

Exercise price	$1,250
Expected life	7 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	1.35%

The following table summarizes information about outstanding stock warrants as of September 30, 2016, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$11.00	134,250		2 years
$10.00	200,000		4 years
$5.50	177,303		5 years
$1,250	-	439	7 years
	511,553	439

12.    INCOME TAXES

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $8.4 million and state net operating loss carryforwards of approximately $5.2 million available to offset future taxable income, which expire from 2021 to 2035.  The Company’s use of net operating loss carryforwards may be subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax asset as of September 30, 2016 does not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit related to its loss from continuing operations other than a benefit related to utilizing such loss to offset income from discontinued operations in 2015. A corresponding tax provision was charged to discontinued operations.

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

Accounts Receivable and Allowance for Doubtful Accounts – The Company seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank account or credit/debit card. Accounts receivable are principally comprised of lease payments currently owed to the Company which are past due as the Company has been unable to successfully collect in the manner described above. As of September 30, 2016, approximately 79% of the Company’s active leases were current and did not have a past due balance and an additional 14% were past due with balances of one to four payments. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages. The accounts receivable balances consisted of the following as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015

Accounts receivable	$12,583,233	$5,479,437
Allowance for doubtful accounts	(11,200,768)	(4,727,278)
Accounts receivable, net	$1,382,465	$752,159

The Company’s reserve is 89% of the accounts receivable balance as of September 30, 2016. The reserve is a significant percentage of the balance because the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items. While collection efforts are pursued, delinquent customers accrue weekly charges resulting in a significant balance requiring a reserve. The Company charges off accounts once it has exhausted collection efforts and estimates that there is no chance of recovery.

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

Results of Operations

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The following table details the operating results from continuing operations for the three months ended September 30, 2016 and 2015:

	2016	2015	$ Change	% Change

Total revenues	$12,327,924	$5,406,040	$6,921,884	128.0
Cost of lease revenue and merchandise sold	5,708,580	2,817,615	2,890,965	102.6
Provision for doubtful accounts	3,501,023	1,672,064	1,828,959	109.4
Marketing	2,442,243	924,957	1,517,286	164.4
Salaries and benefits	1,522,792	1,098,621	424,171	38.6
Operating expenses	1,307,418	755,186	552,232	73.1
Operating loss	(2,154,132)	(1,862,403)	(291,729)	(15.7)
Interest expense	459,360	287,425	171,935	59.8
Loss from continuing operations	$(2,613,492)	$(2,149,828)	$(463,664)	(17.7)

Total lease revenues for the three months ended September 30, 2016 were $12,327,924 compared to $5,406,040 for the three months ended September 30, 2015, representing an increase of $6,921,884, or 128.0%. FlexShopper originated 15,594 leases for the three months ended September 30, 2016 compared to 7,969 leases for the comparable period last year. Increased marketing expense is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2016 was $5,708,580 compared to $2,817,615 for the three months ended September 30, 2015, representing an increase of $2,890,965 or 102.6%. Cost of lease revenue and merchandise sold for the three months ended September 30, 2016 is comprised of depreciation expense on lease merchandise of $5,525,701 and the net book value of merchandise sold of $182,879. Cost of lease revenue and merchandise sold for the three months ended September 30, 2015 was comprised of depreciation expense on lease merchandise of $2,683,569, the net book value of merchandise sold of $57,622 and a charge for inventory impairment of $76,424. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $3,501,023 and $1,672,064 for the three months ended September 30, 2016 and 2015, respectively. A factor that caused the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the three months ended September 30, 2016 and 2015, $1,043,762 and $534,771 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts.

Marketing expenses in the third quarter of 2016 were $2,442,243, compared to $924,957 in the third quarter of 2015 for an increase of $1,517,286. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Salary and benefits expenses in the third quarter of 2016 were $1,522,792, compared to $1,098,621 in the third quarter of 2015 for an increase of $424,171. The staff needed to support the increase in leases and revenue and increases in our software development personnel are the primary reason for the increase in salaries and benefits.

Operating expenses for the three months ended September 30, 2016 and 2015 were $1,307,418 and $755,186, respectively. Key operating expenses included the following:

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015
Amortization and depreciation	$295,385	$157,745
Computer and internet expenses	73,064	47,613
Legal and professional fees	170,101	46,773
Merchant bank fees	162,858	59,559
Stock compensation expense	45,863	29,900
Total	$747,271	$341,590

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations of $2,613,492 and $2,149,828 for the three months ended September 30, 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 compared to Nine months Ended September 30, 2015

The following table details the operating results from continuing operations for the nine months ended September 30, 2016 and 2015:

	2016	2015	$ Change	% Change
Total revenues	$33,253,090	$13,518,785	$19,734,305	145.9
Cost of lease revenue and merchandise sold	17,315,610	7,346,841	9,968,769	135.7
Provision for doubtful accounts	9,260,469	3,723,701	5,536,768	148.7
Marketing	6,186,417	2,389,542	3,796,875	158.9
Salaries and benefits	4,258,753	2,898,982	1,359,771	46.9
Operating expenses	3,546,215	2,096,875	1,449,340	69.1
Operating loss	(7,314,374)	(4,937,156)	(2,377,218)	(48.1)
Interest expense	1,445,542	621,121	824,421	132.7
Income tax benefit	-	78,388	(78,388)	-
Loss from continuing operations	(8,759,916)	(5,479,889)	$(3,280,027)	(59.9)

Total lease revenues for the nine months ended September 30, 2016 were $33,253,090 compared to $13,518,785 for the nine months ended September 30, 2015, representing an increase of $19,734,305 or 145.9%. FlexShopper originated 35,741 leases for the nine months ended September 30, 2016 compared to 17,980 leases for the comparable period last year. FlexShopper began originating leases in late December 2013, launched its online LTO marketplace in March 2014 and spent approximately $3,796,875 more on marketing in the first nine months of 2016 compared to the first nine months of 2015. Increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2016 was comprised of depreciation expense on lease merchandise of $15,805,538, the net book value of merchandise sold of $498,594 and a reserve for inventory impairment of $1,011,478. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2015 was comprised of depreciation expense on lease merchandise of $6,923,455, the net book value of merchandise sold of $228,964 and a charge for inventory impairment of $194,422. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $9,260,469 and $3,723,701 for the nine months ended September 30, 2016 and 2015, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items and while collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $2,786,979 and $801,004 of customer accounts to the allowance for doubtful accounts in the nine months ended September 30, 2016 and 2015, respectively, after it exhausted all collection efforts with respect to such accounts.

Marketing expenses for the nine months ended September 30, 2016 were $6,186,417, compared to $2,389,542 in the same period of 2015 for an increase of $3,796,875. The increase in marketing expense is the primary driver for the increase in revenues and leases.

Salary and benefits expenses for the nine months ended September 30, 2016 were $4,258,753, compared to $2,898,982 in the same period of 2015 for an increase of $1,359,771. The staff needed to support the increase in leases and revenue is the primary reason for the increase in salaries and benefits.

Operating expenses for the nine months ended September 30, 2016 and 2015 were $3,546,215 and $2,096,875 respectively. Key operating expenses included the following:

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Amortization and depreciation	$778,125	$390,322
Computer and internet expenses	188,082	122,298
Legal and professional fees	446,591	207,178
Merchant bank fees	427,601	176,124
Stock compensation expense	124,244	58,000
Total	$1,964,643	$953,922

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $8,759,916 and $5,479,889 for the nine months ended September 30, 2016 and 2015, respectively.

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

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash of $13,093,333 compared to $4,667,561 at the same date in 2015.

As of September 30, 2016, the Company had accounts receivable of $12,583,233 offset by an allowance for doubtful accounts of $11,200,768 resulting in net accounts receivable of $1,382,465. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

In fiscal 2015 and the nine months ended September 30, 2016, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

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

4.	On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC, an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. In addition, the Company sold an additional 1,950 shares of Series 2 Convertible Preferred Stock to certain other investors at a subsequent closing in June 2016 for gross proceeds of $1.95 million.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $7,109,979 for the nine months ended September 30, 2016 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by operating activities was $6,192,086 for the nine months ended September 30, 2015 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $1,436,701, comprised of $81,514 for the purchase of property and equipment and $1,355,187 for capitalized software costs.

For the nine months ended September 30, 2015, net cash used in investing activities was $1,020,958, comprised of $193,251 for the purchase of property and equipment and $827,707 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $18,243,806 for the nine months ended September 30, 2016 primarily due to the proceeds from the sale of Series 2 Convertible Preferred Stock of $21,952,000 net of related costs of $1,519,339, funds drawn on the Credit Agreement of $2,341,359, offset by repayments of amounts borrowed under the Credit Agreement of $4,172,714.

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

Capital Resources

The funds derived from the sale of FlexShopper’s Common Stock and Series 2 Convertible Preferred Stock and FlexShopper’s ability to borrow funds under the Credit Agreement have provided the liquidity and capital resources necessary for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in this section above provide sufficient liquidity and capital resources for our anticipated needs through at least September 30, 2017.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2016.

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

Not applicable.

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

FLEXSHOPPER, INC.

Date: November 14, 2016	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: November 14, 2016	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer

