Form 10-K
period 2016-12-31
FlexShopper, Inc.
filed 2017-03-31
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12 (b) of the Act:  Common Stock, $.0001 Par Value

Securities registered pursuant to Section 12 (g) of the Act:  None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $31,412,000 (based on the closing price of the Registrant’s Common Stock on June 30, 2016 of $6.00 per share)

The number of shares outstanding of the Registrant’s Common Stock, as of March 18, 2017, was 5,287,391.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Introduction

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware. We were incorporated on August 16, 2006 under the laws of the State of Delaware as BTHC XI, Inc. On April 4, 2007, we changed our corporate name to Anchor Funding Services, Inc. On October 16, 2013, we changed our corporate name to FlexShopper, Inc. FlexShopper owns 100% of FlexShopper, LLC, a limited liability company organized under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC, which sale was completed in a series of transactions between April and June 2014, FlexShopper is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC owns two wholly-owned Delaware subsidiaries, FlexShopper 1, LLC and FlexShopper 2, LLC. All references to the business operations of FlexShopper refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Overview

Since June 2013, FlexShopper, through its wholly-owned subsidiary, FlexShopper, LLC, has been engaged in the business of providing certain types of durable goods to consumers on a lease-to-own basis and providing lease-to-own (“LTO”) terms to consumers of third party retailers and e-tailers. FlexShopper generated revenues from this new line of business since December 2013. Management believes that the introduction of FlexShopper's lease-to-own programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO products provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, FlexShopper’s model provides e-tailers and retailers an opportunity to increase their sales by utilizing FlexShopper's online channels to connect with consumers that want to acquire products on an LTO basis.

GROWTH OPPORTUNITIES AND STRATEGIES

FlexShopper believes there is significant opportunity to expand the LTO industry online and into mainstream retail and e-tail. The LTO industry currently serves approximately six million consumers annually, generating approximately $10.0 billion in sales primarily through approximately 10,000 LTO brick and mortar stores. Through its strategic sales channels, FlexShopper believes it can expand the LTO industry, also known as the rent-to-own or RTO industry. FlexShopper has successfully developed and is currently processing LTO transactions using its proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods generally within a few minutes. This technology is the basis for FlexShopper’s primary sales channels which provide consumers four distinct ways of obtaining brand name durable goods on an LTO basis: (1) at FlexShopper’s LTO e-commerce marketplace, www.flexshopper.com, where consumers can choose from over 80,000 different items including electronics, furniture, musical instruments, and equipment; (2) on third party e-commerce sites featuring FlexShopper’s LTO payment method, where consumers can activate FlexShopper’s payment button at checkout; (3) at FlexShopper’s automated kiosks located in certain retail locations; and (4) with the FlexShopper Wallet, a mobile application enabling consumers to get durable goods from major retailers with their smartphones.

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

COMPETITIVE STRENGTHS

We believe the following competitive strengths differentiate us:

●	We currently address the LTO market through online channels which include our online marketplace and patent pending LTO payment method. These channels give us the ability to currently originate leases in forty-five states without the operating expenses associated with having physical store-fronts in those states.

●	We believe our three channels described above provide a compelling package for retailers to adopt to increase their sales with a vast customer base.

●	Our LTO online marketplace and patent pending LTO payment method offer consumers more choices in products and retailers than traditional brick and mortar LTO storefronts. Our digital channels provide consumers with a selection of over 80,000 items including brand name products from recognized retailers.

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

CUSTOMERS

FlexShopper’s customers typically do not have sufficient cash or credit to obtain durable goods. These consumers find the short-term nature and affordable payments of lease-to-own attractive. The lease-to-own industry serves a highly diverse customer base. According to the Association of Progressive Rental Organizations, approximately 74 percent of lease to-own customers have household incomes between $15,000 and $50,000 per year. We believe we can expand the LTO market beyond brick and mortar stores with our LTO e-commerce site and online payment method. These sales channels will enable us to serve and target more than 50 million people that we believe do not have sufficient cash or access to reasonable credit for durable goods.

SALES AND MARKETING

We promote our FlexShopper products and services through print and television advertisements, Internet sites and direct response marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limit and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our existing and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

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

GOVERNMENT REGULATIONS

The lease-to-own industry is regulated by and subject to the requirements of various federal, state and local laws and regulations, many of which are in place for consumer protection. In general such laws regulate, among other items, applications for leases, late fees, other finance rates, the form of disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws and regulations may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings. In 2016, the Company enhanced its compliance department by hiring a Chief Compliance Counsel. See the section captioned “Risk Factors” below for more information with respect to governmental laws and regulations and their effect on our business.

COMPETITION

The lease-to-own industry is highly competitive. Our operation competes with other national, regional and local lease-to-own businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases nearly instantaneously, in a manner similar to that provided by FlexShopper’s proprietary technology. Many of our competitors have substantially more resources and greater experience in the lease-to-own business than FlexShopper. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service, and lease rates and terms. We believe that currently we do not have significant competition for our on-line LTO marketplace and patent pending LTO payment method, however, there is no assurance that other companies may not develop similar or competing concepts that could adversely impact the usage or value of our online LTO marketplace or our LTO payment method.

INTELLECTUAL PROPERTY

FlexShopper has two non-provisional patent applications pending in the U.S. Patent and Trademark Office (“USPTO”) for systems that enable consumers to obtain products on an LTO basis using mobile devices and tablets and for a lease-to-own method of payment at check-out on e-commerce sites. We can provide no assurances that FlexShopper will be granted any patents by the USPTO. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model and we believe give us a key competitive advantage. We also rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See the section captioned “Risk Factors” below for more information on and risk associated with respect to our intellectual property.

Operations and Employees of FlexShopper

Brad Bernstein, our Chief Executive Officer, manages our day-to-day operations and internal growth and oversees our growth strategy. FlexShopper’s management includes an Executive Vice President of Operations, Chief Financial Officer, Chief Technology Officer with oversight of the Company’s development team, a Chief Marketing Officer, a Chief Compliance Counsel and a Chief Risk Officer. In addition, FlexShopper has a customer service and collections call center. As of December 31, 2016, FlexShopper had 125 employees, all of whom were full time.

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

Business Risks

Limited operating history. FlexShopper, LLC, which was formed in June 2013 to enter the LTO business, has a limited operating history upon which investors may judge our performance. Our new FlexShopper business has generated revenues over a limited operating history and has incurred net losses. Our ability to achieve profitability in this business will depend upon many factors, including, without limitation, our ability to execute our growth strategy and technology development, obtain sufficient capital, develop relationships with third party retail partners, adapt to fluctuations in the economy and modify our strategy based on the degree and nature of competition. Our senior management team has limited experience in the lease-to-own industry. While we believe our FlexShopper business model will be successful, prior success of our senior management in other businesses should not viewed as an indication that we will be profitable. We can provide no assurances that our operations will ever be profitable.

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

Our business liquidity and capital resources are dependent upon our credit agreement with an institutional lender and our compliance with the terms thereof. On March 6, 2015, FlexShopper, through FlexShopper 2, LLC, a wholly-owned subsidiary of the Company (the “Borrower”), entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on the Borrower’s cash on hand and the Amortized Order Value of the Borrower’s Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $25,000,000 from the Lender for a term of two years; however, as of December 31, 2016, there was only approximately $14,211,792 in additional availability under the Credit Agreement. As of December 31, 2016, the outstanding balance under the Credit Agreement was $10,788,208. The borrowing term may be extended for an additional twelve months in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to the Borrower, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. For the term of the Credit Agreement, FlexShopper and its subsidiaries may not incur additional indebtedness (other than certain indebtedness expressly permitted under the Credit Agreement) without the permission of the Lender. The Lender and its affiliates will have a right of first refusal on certain subsequent FlexShopper transactions involving leases or other financial products during the term of the Credit Agreement and up to three months following the termination thereof. The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of the Borrower in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against the Borrower and bankruptcy events.

On March 29, 2016, the Borrower entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement pursuant to which the Lender waived the violation of the Equity Book Value covenant at December 31, 2015, as well as compliance with financial covenants (other than the unrestricted cash covenant) through the completion of FlexShopper’s raising at least $10 million in equity funding, which occurred upon the issuance of Series 2 Preferred Stock on June 10, 2016. In addition, the Fourth Amendment, among other things, provided that Borrower maintain Unrestricted Cash of at least $500,000 on each day and $1,000,000 at the end of each calendar month.

On January 27, 2017, the Borrower entered into a fifth amendment (the “Omnibus Amendment”) to the Credit Agreement. The Omnibus Amendment amended the Credit Agreement to, among other things, extend the Commitment Termination Date (as defined in the Credit Agreement), require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

FlexShopper LTO revenue and earnings growth depend on our ability to execute our growth strategies. Our primary growth strategies are the sale of our FlexShopper LTO online products to consumers and utilization by retailers of FlexShopper’s online channels to connect with customers that want to acquire products on a LTO basis. Effectively managing the development and growth can be challenging, particularly as we develop the management and operational systems necessary to develop this line of business. If we are unable to successfully execute these growth strategies, revenue from this line of business will grow slowly or not at all, and we may never achieve profitability.

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

Our customers can return merchandise without penalty.  When our customers acquire merchandise through the FlexShopper LTO program, we actually purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled 3.9% leased merchandise at December 31, 2016.

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

FlexShopper’s lease-to-own business differs in some potentially significant respects from the risks of traditional store-based lease-to-own businesses. The risks could have a material negative effect on FlexShopper. FlexShopper offers its lease-to-own products directly to consumers through its e-commerce marketplace and through the stores and e-commerce sites of third party retailers. Potential risks include, among others:

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

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.  We have filed two non-provisional patent applications for systems that enable consumers to buy products on a LTO basis using mobile devices and tablets and for a lease-to-own method of payment at check-out on e-commerce sites. We can provide no assurances that we will be granted any patents by the U.S. Patent and Trademark Office. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model, and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers and others to protect our proprietary rights. We may be unable to prevent third parties from acquiring trademarks, service marks and domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to protect our domain names could affect adversely our reputation and brand, and make it more difficult for users to find our website. We may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent parties from infringing or misappropriating our proprietary rights. We can be at risk that others will independently develop or acquire equivalent or superior technology or other intellectual property rights. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business.

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

In deciding whether to provide a spending limit to customers, we rely on the accuracy and completeness of information furnished to us by or on behalf of our customers. If we and our systems are unable to detect any misrepresentations in this information, this could have a material adverse effect on our results of operations and financial condition. In deciding whether to provide a customer with a spending amount, we rely heavily on information furnished to us by or on behalf of our customers and our ability to validate such information through third-party services, including personal financial information. If a significant percentage of our customers intentionally or negligently misrepresents any of this information, and we or our systems do not or did not detect such misrepresentations, it could have a material adverse effect on our ability to effectively manage our risk, which could have a material adverse effect on our results of operations and financial condition.

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

Because of their significant stock ownership and ability to select nominees to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decision. B2 FIE V LLC (“B2 FIE”), a holder of Series 2 Convertible Preferred Stock described under “Recent Financings” in Item 7 below, beneficially owns 31.8% of our outstanding Common Stock as of the filing date of this Form 10-K. Our secured lender described under this Item 1 and Item 7 and Item 13 below beneficially owns 27.5% of our outstanding Common Stock as of the filing date of this Form 10-K. Also, our executive officers and directors beneficially own an additional 12.1% of our Common Stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

Additionally, pursuant to Investor Rights Agreements entered into in connection with their investments in the Company, each of B2 FIE and our secured lender currently has the right to designate on our Board of Directors two and one nominee, respectively. As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our Common Stock may fluctuate significantly. The market price for our Common Stock can fluctuate as a result of a variety of factors, including the factors listed above, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our Common Stock could fluctuate as a result. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

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

If we sell shares of our Common Stock or securities convertible into our Common Stock in future financings, the ownership interest of existing shareholders will be diluted and, as a result, our stock price may go down. We may from time to time issue additional shares of Common Stock at a discount from the current trading price of our Common Stock. As a result, our existing shareholders will experience immediate dilution upon the purchase of any shares of our Common Stock sold at a discount. For example, in connection with the sale of Series 2 Preferred Stock, in June 2016 FlexShopper raised approximately $22.0 million in net proceeds through direct sales of 21,952 shares of FlexShopper Series 2 Preferred Stock, each share of which is convertible into 124 shares of Common Stock. As other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future. If we issue common stock or securities convertible into common stock, our shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Nasdaq Capital Market under the symbol “FPAY.” The following table sets forth the range of high and low closing sale prices of our Common Stock for each full quarterly period within the two most recent fiscal years. All prices in the table below reflect the 1 for 10 reverse stock split of our Common Stock effected in October 2016.

	High	Low

2015 - Quarter Ended
December 31	$6.00	$4.70
September 30	7.00	4.50
June 30	9.60	6.50
March 31	10.00	5.50

2016 - Quarter Ended
December 31	$6.75	$4.80
September 30	5.50	4.80
June 30	6.00	4.60
March 31	6.80	4.90

Holders of Record

As of December 31, 2016, there were 540 holders of record of shares of Common Stock and 64 holders of record of our Series 1 Preferred Stock. FlexShopper's transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004.

Dividend Policy

The holders of our Series 1 Preferred Stock were entitled to receive dividends from issuance in 2007 through December 31, 2009 as more fully described below. We have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future. Cumulative annual dividends were payable in shares of Series 1 Preferred Stock or, in certain instances in cash, at an annual rate of 8% ($.40 per share of Series 1 Preferred Stock), on December 31 of each year commencing December 31, 2007 through December 31, 2009. Shares of Series 2 Preferred Stock accrue dividends on the Stated Value (as defined in the Series 2 Preferred Stock’s Certificate of Designations) at an annual rate of 10% compounded annually.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Accounts receivable	$11,690,495	$5,479,437
Allowance for doubtful accounts	9,508,708	4,727,278
Accounts receivable, net	$2,181,787	$752,159

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the years ended December 31, 2016 and 2015, $8,541,289 and $2,300,708 of accounts receivable balances respectively were charged off against the allowance.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $5,021,000 and $1,500,000 for the years ended December 31, 2016 and 2015 respectively. The net leased merchandise balances consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Lease merchandise at cost	$33,264,810	$19,504,645
Accumulated depreciation	11,578,267	7,473,363
Impairment reserve	3,116,083	827,146
Lease merchandise, net	$18,570,460	$11,204,136

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

Results of Operations

The following table details the operating results from continuing operations for the twelve months ended December 31, 2016 and 2015.

	2016	2015	$ Change	% Change

Total revenues	$47,579,585	$20,680,062	$26,899,523	130.0
Cost of lease revenue and merchandise sold	23,422,544	11,067,484	12,355,060	111.6
Provision for doubtful accounts	13,281,242	5,647,084	7,634,158	135.2
Marketing	10,193,052	4,606,874	5,586,178	121.3
Salaries and benefits	5,946,401	4,190,606	1,755,795	41.8
Operating expenses	5,064,869	3,171,180	1,893,689	59.7
Operating loss	(10,328,523)	(8,003,166)	(2,325,357)	(29.1)
Interest expense	1,925,184	994,115	931,069	93.7
Income tax benefit	-	78,388	(78,388)	-
Loss from continuing operations	$(12,253,707)	$(8,918,893)	$(3,334,814)	(37.4)

Lease revenues for the twelve months ended December 31, 2016 were $47,579,585 compared to $20,680,062 for the year ended December 31, 2015, representing an increase of 130.0%. FlexShopper originated 76,496 leases in the year ended December 31, 2016 compared to 38,731 leases in year ended December 31, 2015. The Company spent approximately $5,586,000 more on marketing in the year ended December 31, 2016 compared to the prior year and this increased marketing expense is primarily responsible for the increase in revenues and leases.

Cost of lease revenue and merchandise sold for the year ended December 31, 2016 was comprised of depreciation expense on lease merchandise of $21,163,590, the net book value of merchandise sold of $687,991 and a reserve for inventory impairment of $1,011,478. Cost of lease revenue and merchandise sold for the year ended December 31, 2015 was comprised of depreciation expense on lease merchandise of $10,452,587, the net book value of merchandise sold of $314,751 and a charge for inventory impairment of $300,146. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for bad debts was $13,281,242 and $5,647,084 for the years ended December 31, 2016 and 2015, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $8,541,289 and $2,300,708 of customer accounts to the allowance for doubtful accounts in the year ended December 31, 2016 and 2015 respectively, after it exhausted all collection efforts with respect to such accounts.

Marketing expenses for the year ended December 31, 2016 were $10,193,052, compared to $4,606,874 in the same period of 2015 for an increase of $5,586,178. The increase in marketing expense is the primary driver for the increase in revenues and leases.

Salary and benefits expenses for the year ended December 31, 2016 were $5,946,401, compared to $4,190,606 in the same period of 2015 for an increase of $1,755,795. The staff needed to support the increase in leases and revenue is the primary reason for the increase in salaries and benefits.

Operating expenses for the years ended December 31, 2016 and 2015 were $5,064,869 and $3,171,180 respectively. Key operating expenses for the years ended December 31, 2016 and 2015 included the following:

	Year ended	Year ended
	December 31, 2016	December 31, 2015
Amortization and depreciation	$1,566,507	$1,073,041
Computer and internet expenses	265,505	538,812
Legal and professional fees	465,620	372,016
Merchant bank fees	612,260	254,056
Stock compensation expense	136,308	78,600
Total	$3,046,200	$2,316,525

The increased revenues were offset by the increase in expenses to scale the Company’s lease-to-own channels and support its growth resulting in a loss from continuing operations after income tax benefit of $12,253,707 and $8,918,893 for the years ended December 31, 2016 and 2015 respectively. These losses were incurred in part by the increase in expenses required to scale the Company’s lease-to-own channels and support its continued growth.

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

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash of $5,412,495 compared to $3,396,206 on the same date in 2015.

As of December 31, 2016, Company had accounts receivables of $11,690,494 net of an allowance of $9,508,708 totaling $2,181,787. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

Since January 1, 2015, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On March 6, 2015, FlexShopper, through its wholly owned indirect subsidiary, entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years; however, as of the date hereof, there was only approximately $15,380,000 in additional availability under the Credit Agreement. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 1.70 million shares of FlexShopper common stock to certain affiliates of the Lender and other accredited investors for a purchase price of $5.50 per share (as adjusted for the 1 for 10 reverse stock split).

2.

On February 11, 2016, FlexShopper entered into a secured promissory note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets.

18

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

5.

On January 27, 2017, the Borrower entered into a fifth amendment (the "Omnibus Amendment") to the Credit Agreement. The Omnibus Amendment amends the Credit Agreement to, among other things, extend the Commitment Termination Date (as defined in the Credit Agreement ), require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $17,372,429 for the year ended December 31, 2016 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by operating activities was $14,156,286 for the year ended December 31, 2015 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $1,855,088 comprised of $81,514 for the purchase of property and equipment and $1,773,574 for capitalized software costs.

For the year ended December 31, 2015, net cash used in investing activities was $1,328,113 comprised of $185,191 for the purchase of property and equipment and $1,142,992 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $21,243,806 for the year ended December 31, 2016 primarily due to the proceeds from the sale of Series 2 Convertible Preferred Stock of $21,952,000 offset by related costs of $1,519,339, funds drawn on the Credit Agreement of $5,341,359, offset by repayments of amounts borrowed under the Credit Agreement of $4,172,714.

Net cash provided by financing activities was $15,997,256 for the year ended December 31, 2015 due to: (i) proceeds of $9,619,563 offset by $1,170,501 of related costs incurred by the Company’s entering into the Credit Agreement with the Lender, (ii) $9,350,000 of proceeds from the sale of the Company’s stock, offset by payments of $801,806 in issuance costs and (iii) a cost of $1,000,000 to repayment of a note held by a shareholder of the Company.

Capital Resources and Financial Condition

The funds derived from the sale of FlexShopper’s Common Stock and Series 2 Convertible Preferred Stock and FlexShopper’s ability to borrow funds under the Credit Agreement have provided the liquidity and capital resources necessary for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in this section above provide sufficient liquidity and capital resources for our anticipated needs through at least March 31, 2018. However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital thereafter to fund our operations.

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

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

_______

The Board of Directors and Stockholders of

FlexShopper, Inc.

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FlexShopper, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 31, 2017

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$5,412,495	$3,396,206
Accounts receivable, net	2,181,787	752,159
Prepaid expenses	361,777	237,069
Lease merchandise, net	18,570,460	11,204,136
Total current assets	26,526,519	15,589,570

PROPERTY AND EQUIPMENT, net	2,540,514	1,797,553

OTHER ASSETS:
Intangible assets, net	20,340	23,416
Security deposits	68,251	66,758
	88,591	90,174

	$29,155,624	$17,477,297

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,917,747	$1,783,929
Accrued payroll and related taxes	296,333	251,519
Accrued expenses	259,104	487,120
Total current liabilities	4,473,184	2,522,568

Loan payable under credit agreement to beneficial shareholder net of $631,488 in 2016 and $832,792 in 2015 of unamortized issuance costs	10,156,719	8,786,770
Total liabilities	14,629,903	11,309,338

COMMITMENTS (Note 12)

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred stock, $0.001 par value- authorized 2,000,000 shares, issued and outstanding 243,065 shares in 2016 and 328,197 in 2015 at $5.00 stated value	1,215,325	1,640,985
Series 2 Convertible Preferred stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	-
Common stock, $0.0001 par value- authorized 100,000,000 shares, issued and Outstanding 5,287,391 shares in 2016 and 5,210,408 in 2015	529	521
Additional paid in capital	22,298,439	23,213,318
Accumulated deficit	(30,940,572)	(18,686,865)
	14,525,721	6,167,959
	$29,155,624	$17,477,297

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2016	2015
Revenues:
Lease revenues and fees	$46,513,235	$20,131,063
Lease merchandise sold	1,066,350	548,999
Total revenues	47,579,585	20,680,062

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	22,734,553	10,752,733
Cost of lease merchandise sold	687,991	314,751
Provision for doubtful accounts	13,281,242	5,647,084
Marketing	10,193,052	4,606,874
Salaries and benefits	5,946,401	4,190,606
Other operating expenses	5,064,869	3,171,180
Total costs and expenses	57,908,108	28,683,228

Operating loss	(10,328,523)	(8,003,166)
Interest expense including amortization of debt issuance costs	1,925,184	994,115
Loss from continuing operations, before income tax benefit	(12,253,707)	(8,997,281)
Income tax benefit	-	78,388
Loss from continuing operations	(12,253,707)	(8,918,893)
Income from discontinued operations consisting of gain from sale of discontinued operations, net of income taxes	-	127,789
Net loss	(12,253,707)	(8,791,104)
Cumulative dividends on Series 2 Convertible Preferred Shares	1,211,964	-
Net loss attributable to common shareholders	$(13,465,671)	$(8,791,104)

Basic and diluted (loss) income per common share:
Loss from continuing operations	$(2.57)	$(1.80)
Income from discontinued operations	-	0.00
Net loss	$(2.57)	$(1.80)

Weighted average common shares outstanding:
Basic and diluted	5,249,476	4,868,778

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2016 and 2015

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	342,219	$1,711,095	-	-	3,501,532	$350	$14,516,585	$(9,895,761)	$6,332,269
Provision for compensation expense related to issued stock options	-	-	-	-	-	-	78,600	-	78,600
Sale of common stock	-	-	-	-	1,700,000	170	9,349,830	-	9,350,000
Costs related to sale of common stock	-	-	-	-	-	-	(801,806)	-	(801,806)
Conversion of preferred shares to common stock	(14,022)	(70,110)	-	-	8,876	1	70,109	-	-
Net loss								(8,791,104)	(8,791,104)
Balance, December 31, 2015	328,197	1,640,985	-	-	5,210,408	521	23,213,318	(18,686,865)	6,167,959
Sale of Series 2 Preferred Stock	-	-	21,952	$21,952,000	-	-	-	-	21,952,000
Fair value of warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	-	-	-	-	-	-	150,451	-	150,451
Costs related to sale of Series 2 Preferred Stock	-	-	-	-	-	-	(1,669,790)	-	(1,669,790)
Provision for compensation expense related to issued stock options	-	-	-	-	-	-	136,308	-	136,308
Conversion of preferred stock to common stock	(85,132)	(425,660)	-	-	51,983	5	425,655	-	-
Exercise of stock options	-	-	-	-	25,000	3	42,497	-	42,500
Net loss	-	-	-	-	-	-	-	(12,253,707)	(12,253,707)
Balance, December 31, 2016	243,065	$1,215,325	21,952	$21,952,000	5,287,391	$529	$22,298,439	$(30,940,572)	$14,525,721

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,253,707)	$(8,791,104)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) from discontinued operation before income taxes	-	(206,176)
Depreciation and impairment of lease merchandise	22,734,553	10,752,733
Other depreciation and amortization	1,566,507	1,073,041
Compensation expense related to issuance of stock options and warrants	136,308	78,600
Provision for uncollectible accounts	13,281,242	5,647,084
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(14,710,870)	(6,270,409)
(Increase) in prepaid expenses and other	(124,707)	(124,995)
(Increase) in lease merchandise	(30,100,878)	(17,714,951)
(Increase) in security deposits	(1,493)	(11,755)
Increase in accounts payable	2,133,818	947,138
Increase in accrued payroll and related taxes	44,814	119,923
Increase in accrued expenses	(78,016)	139,536
Net cash used in operating activities - continuing operations	(17,372,429)	(14,361,335)
Net cash provided by operating activities - discontinued operations	-	205,049
Net cash (used in) operating activities	(17,372,429)	(14,156,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software costs	(1,855,088)	(1,328,113)
Net cash (used in) investing activities	(1,855,088)	(1,328,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from shareholder	1,000,000	(1,000,000)
Repayment of loans from shareholder	(1,000,000)	-
Proceeds from loan payable under credit agreement, net of $400,000 and $1,170,501 of related costs in 2016 and 2015 respectively	4,941,359	8,449,062
Repayment of loan payable under credit agreement	(4,172,714)
Proceeds from sale of common stock, net of related costs of $801,806	-	8,548,194
Proceeds from exercise of stock options	42,500	-
Proceeds from sale of Series 2 Convertible Preferred Stock, net of related costs
of $1,519,339	20,432,661	-
Net cash provided by financing operations	21,243,806	15,997,256

INCREASE IN CASH	2,016,289	512,857

CASH, beginning of year	3,396,206	2,883,349

CASH, end of year	$5,412,495	$3,396,206

Supplemental cash flow information:
Interest paid	$1,459,756	$443,360
Non-cash financing activities:
Conversion of preferred stock to common stock	$425,660	$70,110
Fees payable to lender in connection with modification of credit agreement	-	150,000
Warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	$150,451	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes To Consolidated Financial Statements

December 31, 2016 and 2015

1. BUSINESS:

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

In January 2015, in connection with the credit agreement entered into in March 2015, (see Note 7) FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC together with its subsidiaries is hereafter referred to as “FlexShopper.”

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

2. REVERSE STOCK SPLIT

On October 14, 2016, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of October 24, 2016 at 11:59 p.m. Eastern Time (the “Effective Time”) a reverse split of the Company’s common stock by a ratio of one-for-10 (the “Reverse Split”). At the Effective Time, 52,870,398 outstanding shares of the Company’s common stock were exchanged for 5,287,040 shares of the Company’s common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split resulting in the transfer of $3,152 from common stock to additional paid in capital at January 1, 2015. No fractional shares were, or shall be, issued in connection with the Reverse Split. A stockholder who would otherwise be entitled to receive a fractional share of common stock is entitled to receive the fractional share rounded up to the next whole share. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Accounts receivable	$11,690,495	$5,479,437
Allowance for doubtful accounts	9,508,708	4,727,278
Accounts receivable, net	$2,181,787	$752,159

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the years ended December 31, 2016 and 2015, $8,541,289 and $2,300,708 of accounts receivable balances respectively were charged off against the allowance.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $5,021,000 and $1,500,000 for the years ended December 31, 2016 and 2015 respectively. The net leased merchandise balances consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Lease merchandise at cost	$33,264,810	$19,504,645
Accumulated depreciation	11,578,267	7,473,363
Impairment reserve	3,116,083	827,146
Lease merchandise, net	$18,570,460	$11,204,136

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs – Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization for the years ended December 31, 2016 and 2015 was $451,304 and $487,709 respectively.

Intangible Assets – Intangible assets consist of pending patents on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent which has been estimated to be 10 years. The net patent cost balances consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Patent costs	$30,760	$30,760
Accumulated amortization	10,420	7,344
Patent costs, net	$20,340	$23,416

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,773,574 and $1,142,922 for the years ended December 31, 2016 and 2015 respectively.

Operating Expenses – Operating expenses include corporate overhead expenses such as, stock based compensation, insurance, occupancy, and other administrative expenses.

Marketing costs which primarily consist of advertising are charged to expense as incurred.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Year ended December 31,
	2016	2015
Series 1 Convertible Preferred Stock	147,417	207,749
Series 2 Convertible Preferred Stock	2,711,072	-
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,217	-
Options	411,600	406,700
Warrants	511,553	511,553
	3,835,859	1,126,002

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards. See Note 9.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Reclassifications - Certain amounts have been reclassified in the 2015 financial statements to conform to the 2016 presentation.

Recent Accounting Pronouncements –

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance including method of adoption and related financial statement disclosures, but preliminarily does not anticipate a material impact on its financial statements as a majority of the Company’s revenue generating activities are leasing arrangements which are outside the scope of the guidance.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in 2016 which had no effect on the financial statements.

In August 2014 the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The term probable is used consistently with its use in Topic 450, Contingencies. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. This guidance which was adopted in 2016, had no effect on the financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years with early adoption permitted. The Company early adopted ASU 2015-03 during the quarter ended March 31, 2015. In the accompanying balance sheet at December 31, 2016 and 2015, the Company offset $631,488 and $832,792 respectively, of unamortized debt issuance costs related to debt issued under the Credit Agreement in March 2015 against the outstanding balance of loans payable under the Credit Agreement.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this guidance which are effective for the annual periods beginning after December 15, 2015, and for interim periods therein, were adopted by the Company in the quarter ended March 31, 2016 and had no effect on the financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Lessor guidance is largely unchanged. The Company is currently evaluating the effect that the new guidance will have on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required for on a retrospective basis beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this new guidance will have on its presentation of cash flows.

4. DISCONTINUED OPERATIONS:

In June 2014, Anchor sold to a bank substantially all of its assets (the “Anchor Assets”), consisting primarily of its factoring portfolio. The purchase price for the Anchor Assets included an amount equal to 50% of the factoring fee and interest income earned by Anchor’s factoring portfolio during the 12 month period following acquisition (“Earnout Payments”). The Earnout Payments totaled $206,177 for the year ended December 31, 2015. In the year ended December 31, 2015, Anchor recorded a gain of $127,789 net of an income tax provision of $78,388, for the Earnout Payments received during such period, which is included in income from discontinued operations.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2016	December 31, 2015
Furniture and fixtures	2-5 years	$98,564	$85,513
Website and internal use software	3 years	3,933,600	2,160,025
Computers and software	3-7 years	619,477	551,015
		4,651,641	2,796,553
Less: accumulated depreciation and amortization		(2,111,127)	(999,000)
		$2,540,514	$1,797,553

Depreciation and amortization expense was $1,112,127 and $582,257 for the years ended December 31, 2016 and 2015, respectively.

6.  LOANS PAYABLE SHAREHOLDERS:

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

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper entered into a credit agreement (as amended from time to time, and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC as administrative agent and lender (the “Lender”). FlexShopper is permitted to borrow, repay and reborrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years from the date of the Credit Agreement. The borrowing term may be extended in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender receives security interests in certain leases as collateral under the Credit Agreement. Amounts borrowed bear interest at the rate of LIBOR plus 15% per annum and a small non-usage fee is assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period commencing three months after closing of the facility. Interest is payable monthly on the outstanding balance of amounts borrowed and, prior to the amendment referred to below, commencing on and after May 6, 2017, principal together with interest thereon was payable periodically through May 6, 2018, the maturity date of the loan. In January 2017 the Credit Agreement was amended to extend the Commitment Termination Date from May 6, 2017 to April 1, 2018 (See Note 13). Accordingly, commencing on or after April 1, 2018 principal together with the interest thereon is payable periodically through April 1, 2019, the amended maturity date of the loan. The accompanying consolidated balance sheet at December 31, 2016 has been adjusted to reflect the revised payment terms. As the Company anticipates that it will maintain through December 31, 2017 no less than the Amortized Order Value of its Eligible Leases and cash on hand attained at December 31, 2016, and thereby not require any repayment of principal through December 31, 2017, amounts payable under the credit Agreement are classified as non-current in the accompanying consolidated balance sheet at December 31, 2016. Interest expense incurred under the Credit Agreement for the years ended December 31, 2016 and 2015 was $1,422,630 and $407,110 respectively. As of December 31, 2016, the outstanding balance under the Credit Agreement was $10,788,208. The Company repaid $4,172,174 to the Lender in 2016 resulting primarily from the repayment of the Bridge Loan Amount upon the Equity Raise as described in the fourth amendment to the Credit Agreement.

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

The Credit Agreement contains financial covenants requiring the Company and its subsidiaries to maintain as of the last day of each fiscal quarter during the term of the agreement minimum amounts of Unrestricted Cash and Equity Book Value and to achieve Adjusted Operating Cash Flow of not less than certain amounts during such quarters (all such terms as defined in the Credit Agreement). As of December 31, 2015, the Company was in violation of the covenant requiring an Equity Book Value of at least $7.0 million as of such date. Under the fourth amendment to the Credit Agreement described below, the Lender waived this violation. The covenant also requires the Company and its subsidiaries to maintain an Equity Book Value of at least $7 million at each of June 30, September 30 and December 31, 2016 increasing to $10 million at the end of each quarter from March 31 through December 31, 2017 (see Note 13).

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

On March 29, 2016, FlexShopper entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement whereby the Lender waived the violation of the Equity Book Value covenant at December 31, 2015, as well as compliance with financial covenants (other than the unrestricted cash covenant) through the earlier of April 1, 2017 or the completion of the raising of at least $10,000,000 in equity funding (the “Equity Raise”), which occurred upon the issuance of Series 2 Convertible Preferred Stock on June 10, 2016 described in Note 9. In addition, the Fourth Amendment, among other things, provided that FlexShopper maintain Unrestricted Cash of at least $500,000 on each day and $1,000,000 at the end of each calendar month. As of December 31, 2016, FlexShopper was in compliance with the financial covenants of the Credit Agreement.

In consideration of the Fourth Amendment, FlexShopper was required to pay to the administrative agent a bridge fee of $20,000 per week until (i) the current amount of such bridge fee equals $400,000 or (ii) the completion of the Equity Raise, whichever event occurred sooner, provided that such bridge fee amounted to at least $250,000. Accordingly, the Company recorded $250,000 of deferred debt issuance costs with a corresponding amount of accrued expenses. On June 10, 2016, the Company completed an equity raise in excess of $20 million providing for the issuance and sale of shares of Series 2 Convertible Preferred Stock. During the year ended December 31, 2016, the total of the Bridge Fee and second amendment fee totaling $400,000 was paid by the Company.

8. CAPITAL STRUCTURE:

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

During the year ended December 31, 2015, 14,022 shares of Series 1 Convertible Preferred Stock were converted into 8,876 shares of common stock. During the year ended December 31, 2016, 85,132 shares of Series 1 Convertible Preferred Stock were converted into 51,632 shares of common stock. As of December 31, 2016, there were 243,065 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 147,417 shares of common stock.

Series 2 Convertible Preferred Stock – On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Convertible Preferred Stock for gross proceeds of $1.95 million at a subsequent closing.

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

Activity in stock options for the year ended December 31, 2016 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2016	406,700	$8.50
Granted	70,700	5.70
Canceled	(40,800)	6.70
Exercised	(25,000)	1.70
Outstanding at December 31, 2016	411,600	$8.63	3.64	$171,860
Vested and exercisable at December 31, 2016	348,101	$9.16	3.64	$146,203
Vested and exercisable at December 31, 2016 and expected to vest thereafter	406,300	$8.63	4.48	$171,860

The weighted average grant date fair value of options granted during 2015 and 2016 was $1.49 and $1.66 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

	2015	2016
Exercise price	$6.00 to $9.00	$4.90 to $6.60
Expected life	6 years	5.5 years
Expected volatility	35%	38%
Dividend yield	0%	0%
Risk-free interest rate	1.35% to 2.70%	1.13% to 1.73%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $136,308 and $78,600 for the years ended December 31, 2016 and 2015, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2016 amounted to $90,122 which is expected to be recognized over a weighted average period of 1.57 years.

10. WARRANTS:

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

The following table summarizes information about outstanding stock warrants as of December 31, 2016, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$11.00	134,250		2 years
$10.00	200,000		4 years
$5.50	177,303		5 years
$1,250	-	439	7 years
	511,553	439

11. INCOME TAXES:

For the year ended December 31, 2015, the income tax benefit allocated to continuing operations represents the tax benefit from utilizing the loss from continuing operations to offset income from discontinued operations. A corresponding tax provision was charged to discontinued operations.

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statement of operations with the amounts computed at the statutory federal tax rate of 34% as follows:

	2016	2015

Federal tax benefit at statutory rate	$(4,167,000)	$(3,059,000)
State tax benefit, net of federal tax	(293,000)	(436,000)
Permanent differences	43,000	(14,000
Change in statutory rate	216,000	(133,000
Increase in valuation allowance	4,075,000	3,564,000
Other	126,000	-
Benefit for income taxes	$-	$(78,000)

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Equity based compensation	$254,000	$266,000
Allowance for doubtful accounts	3,462,000	1,844,000
Lease merchandise	813,000	1,139,000
Fixed assets	11,000	-
Lease Impairment	1,135,000	12,000
Net operating loss carry-forwards	4,668,000	3,354,000
State loss carry forward	338,000

Gross deferred tax assets	10,681,000	6,615,000
Valuation allowance	(10,681,000)	(6,606,000)
Net deferred tax assets	-	9,000
Deferred tax liabilities:
Fixed assets	-	(9,000)
	$-	$-

Based on consideration of the available evidence including historical losses a valuation allowance has been recognized to offset deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2016, the Company has federal net operating loss carryforwards of approximately $13,731,000 and state net operating loss carryforwards of approximately $9,275,000 available to offset future taxable income which expire from 2023 to 2036.

Section 382 of the Internal Revenue Code imposes a limitation on a corporation's ability to utilize net operating loss carryforwards (“NOLs”) if it experiences an “ownership change.” In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has performed a formal Section 382 study and determined an ownership change has occurred.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2016, federal tax returns remained open for Internal Revenue Service review for tax years after 2013, while state tax returns remain open for review by state taxing authorities for tax years after 2012. There were no federal or state income tax audits being conducted as of December 31, 2016.

12. COMMITMENTS:

Lease Commitments

On August 1, 2013, FlexShopper entered into a 39 month lease of office space providing for monthly rent of approximately $6,800. This lease agreement was amended in January 2014 to reflect a 63 month term for a larger suite in an adjoining building. Upon commencement, the monthly base rent for the first year approximated $9,600 with annual three percent increases throughout the lease term.

On September 1, 2015, FlexShopper entered into a 48 month lease for additional office space in Fort Lauderdale, Florida to accommodate our call and customer service center. The monthly base rent including operating expenses is approximately $5,200 with annual three percent increases throughout the lease term.

The rental expense for the years ended December 31, 2016 and 2015 was approximately $274,300 and $222,600, respectively. At December 31, 2016, the future minimum annual lease payments are approximately as follows:

2017	$190,200
2018	195,900
2019	122,400
$508,500

13. SUBSEQUENT EVENT:

On January 27, 2017, FlexShopper, Inc. through a wholly-owned indirect subsidiary, entered into the fifth amendment (the Omnibus Amendment) to the Credit Agreement originally entered into on March 6, 2015 by and among the Borrower and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, and certain other lenders thereunder from time to time. The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the Commitment Termination Date (as defined in the Credit Agreement) from May 6, 2017 to April 1, 2018 (with a one-time right of extension by the lenders up to August 31, 2018), (2) require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee, and (3) modify certain permitted debt and financial covenants. These modified covenants consist of a reduction of Equity Book Value to not be less than the sum of $6 million and 20% of any additional equity capital invested into the Company after December 31, 2016; maintaining at least $1.5 million in Unrestricted cash; and to have the ratio of Consolidated Total Debt to Equity Book Value not exceed 4.75:1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9.A Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2016.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2017 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11.  Executive Compensation.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2017 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers,” “The Board of Directors and Its Committees,” and “Report of The Compensation Committee.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2017 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2017 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2017 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)       The following documents are filed as part of this Form 10-K:

(1)       Financial Statements (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

(2)       Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

(3)       Exhibits (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

 Item 16.   Form 10-K Summary

Note applicable

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: March 31, 2017	By:	/s/ Brad Bernstein
Brad Bernstein President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President, Chief Executive	March 31, 2017
Brad Bernstein	Officer (Principal Executive Officer) and Chairman of the Board

/s/ James D. Allen	Director	March 31, 2017
James D. Allen

/s/ Daniel Ballen	Director	March 31, 2017
Daniel Ballen

/s/ T. Scott King	Director	March 31, 2017
T. Scott King

/s/ Carl Pradelli	Director	March 31, 2017
Carl Pradelli

/s/ Katherine Verner	Director	March 31, 2017
Katherine Verner

/s/ Philip M. Gitler	Director	March 31, 2017
Philip M. Gitler

/s/ Russ Heiser	Chief Financial Officer	March 31, 2017
Russ Heiser	(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index to Annual Report on Form 10-K

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
3.2	Designation of Rights Preferences of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
10.01	Asset Purchase and Sale Agreement, dated April 30, 2014, by and between Anchor Funding Services, LLC and Transportation Alliance Bank Inc. (previously filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
10.02	Agreement of Lease between the Oakland Commerce Center, LLC and FlexShopper, LLC (previously filed as Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.03	First Amendment to Lease Agreement, dated January 2014, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
10.04+	Executive Employment Agreement, dated January 31, 2007, by and between BTHC XI, Inc. and Brad Bernstein (previously filed as Exhibit 10.3 to the Company’s General Form of Registration om Form 10-SB filed on April 30, 2007and incorporated herein by reference)
10.05	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.06	Investor Rights Agreement, dated as of March 6, 2015, by and among FlexShopper, Inc., the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.07	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among FlexShopper, Inc. and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.08+	Executive Employment Agreement, dated August 11, 2015, by and between FlexShopper, Inc. and Marc Malaga (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)
10.09	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.10	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.11+	Executive Employment Agreement, dated December 1, 2015, by and between FlexShopper, Inc. and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.12	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.13	Promissory Note, dated February 11, 2016, issued by FlexShopper, LLC to Marc Malaga (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.14+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.15+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)

Exhibit Number	Description
10.16+	First Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference)
10.17+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.18+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.19	Amendment No. 4 to the Credit Agreement and Waiver dated March 29, 2016, among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.20	Omnibus Amendment dated January 27, 2017, among FlexShopper 2, LLC, FlexShopper, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.0	Subsidiaries of Registrant*
23.1	Consent of EisnerAmper LLP *
31.1	Rule 13a-14(a) Certification – Principal Executive Officer *
31.2	Rule 13a-14(a) Certification – Principal Financial Officer *
32.1	Section 1350 Certification – Principal Executive Officer *
32.2	Section 1350 Certification – Principal Financial Officer *
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase,XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

+ Indicates a management contract or any compensatory plan contract or arrangement.

* Filed herewith.

