Form 10-Q
period 2017-03-31
FlexShopper, Inc.
filed 2017-05-15
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the 12 preceding months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2017, the Company had a total of 5,287,391 shares of common stock outstanding, excluding 243,065 outstanding shares of Series 1 Preferred Stock convertible into 140,679 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 2,710,124 shares of common stock.

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

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$5,137,873	$5,412,495
Accounts receivable, net	2,120,401	2,181,787
Prepaid expenses	492,440	361,777
Lease merchandise, net	16,135,192	18,570,460
Total current assets	23,885,906	26,526,519

PROPERTY AND EQUIPMENT, net	2,647,435	2,540,514

OTHER ASSETS:
Intangible assets, net	19,571	20,340
Security deposits	74,179	68,251
	93,750	88,591

	$26,627,091	$29,155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,334,000	$3,917,747
Accrued payroll and related taxes	118,782	296,333
Accrued expenses	405,086	259,104
Total current liabilities	2,857,868	4,473,184

Loan payable under credit agreement to beneficial shareholder, net of $513,084 in 2017 and $631,488 in 2016 of unamortized issuance costs	10,275,123	10,156,719
Total liabilities	13,132,991	14,629,903

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred stock, $0.001 par value- authorized 2,000,000 shares, issued and outstanding 243,065 shares in 2017 and 2016 at $5.00 stated value	1,215,325	1,215,325
Series 2 Convertible Preferred stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares in 2017 and 2016 at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 100,000,000 shares, issued and outstanding 5,287,391 shares in 2017 and 2016	529	529
Additional paid in capital	22,321,329	22,298,439
Accumulated deficit	(31,995,083)	(30,940,572)
	13,494,100	14,525,721

	$26,627,091	$29,155,624

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2017	2016

Revenues:
Lease revenues and fees	$16,950,892	$9,920,314
Lease merchandise sold	490,725	273,421
Net revenues	17,441,617	10,193,735

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	8,460,783	5,689,953
Cost of lease merchandise sold	309,618	176,900
Provision for doubtful accounts	4,915,750	2,564,734
Marketing	812,182	1,474,398
Salaries and benefits	1,768,152	1,330,791
Other operating expenses	1,673,652	1,080,322
Total costs and expenses	17,940,137	12,317,098

Operating loss	(498,520)	(2,123,363)

Interest expense, including amortization of debt issuance costs	555,991	490,340
Net loss	(1,054,511)	(2,613,703)
Cumulative dividends on Series 2 Convertible Preferred Shares	548,800	-
Net loss attributable to common shareholders	$(1,603,311)	$(2,613,703)

Basic and diluted (loss) income per common share:

Net loss	$(0.30)	$(0.50)

Weighted average common shares outstanding:
Basic and diluted	5,287,391	5,210,408

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2017

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2017	243,065	$1,215,325	21,952	$21,952,000	5,287,391	$529	$22,298,439	$(30,940,572)	$14,525,721
Provision for compensation expense related to stock options	-	-			-	-	22,890	-	22,890
Net loss	-	-	-	-	-	-	-	(1,054,511)	(1,054,511)
Balance, March 31, 2017	243,065	$1,215,325	21,952	$21,952,000	5,287,391	$529	$22,321,329	$(31,995,083)	$13,494,100

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2017 and 2016

(unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,054,511)	$(2,613,703)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and impairment of lease merchandise	8,460,783	5,689,953
Other depreciation and amortization	489,641	320,542
Compensation expense related to issuance of stock options	22,890	20,438
Provision for doubtful accounts	4,915,750	2,564,734
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,854,364)	(2,663,790)
(Increase) in prepaid expenses and other	(130,663)	(136,982)
(Increase) in lease merchandise	(6,025,515)	(4,024,173)
(Increase) decrease in security deposits	(5,928)	1,350
(Decrease) increase in accounts payable	(1,583,747)	182,620
(Decrease) in accrued payroll and related taxes	(177,551)	(136,446)
Increase in accrued expenses	145,982	46,551
Net cash provided by (used in) operating activities	202,767	(748,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(477,389)	(403,934)
Net cash (used in) investing activities	(477,389)	(403,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder	-	1,000,000
Proceeds from loan payable under credit agreement	-	750,000
Repayment of loan payable under credit agreement	-	(2,351,770)
Net cash (used in) financing operations	-	(601,770)

DECREASE IN CASH	(274,622)	(1,754,610)

CASH, beginning of period	5,412,495	3,396,206

CASH, end of period	$5,137,873	$1,641,596

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2017 and 2016

	2017	2016
Supplemental cash flow information:
Interest paid	$381,570	$361,736

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the three months ended March 31, 2017 and 2016

(Unaudited)

1. BASIS OF PRESENTATION

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The consolidated balance sheet as of December 31, 2016 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. Since the sale of the assets of Anchor Funding Services LLC (“Anchor”), which sale was completed in a series of transactions between April and June 2014, the Company is a holding corporation with no operations except for those conducted by FlexShopper LLC. FlexShopper, LLC provides through e-commerce sites, certain types of durable goods to consumers on a lease-to-own basis (“LTO”), including consumers of third party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 7), FlexShopper 1, LLC and FlexShopper 2, LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC together with its subsidiaries is hereafter referred to as “FlexShopper.”

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title for ownership either through a 90 day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales. Commencing in the quarter ended June 30, 2016, the Company discontinued charging a separate fee upon exercise of such option. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Accounts receivable	$10,085,861	$11,690,495
Allowance for doubtful accounts	7,965,460	9,508,708
Accounts receivable, net	$2,120,401	$2,181,787

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $6,417,521 and $162,544 for the three months ended March 31, 2017 and 2016, respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $1,502,000 and $440,000 for the three months ended March 31, 2017 and 2016, respectively.

The net leased merchandise balances consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Lease merchandise at cost	$30,657,799	$33,264,810
Accumulated depreciation	12,037,559	11,578,267
Impairment reserve	2,485,048	3,116,083
Lease merchandise, net	$16,135,192	$18,570,460

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2016 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization was $118,404 and $97,542 for the three months ended March 31, 2017 and 2016, respectively.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $439,917 and $380,356 for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses – Operating expenses include corporate overhead expenses such as, stock based compensation, insurance, occupancy, and other administrative expenses.

Marketing costs, which primarily consist of advertising, are charged to expense as incurred.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Three Months ended
	March 31,
	2017	2016
Series 1 Convertible Preferred Stock	140,679	207,749
Series 2 Convertible Preferred Stock	2,710,124	-
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,217	-
Options	258,900	443,200
Warrants	511,553	511,553
	3,675,473	1,162,502

See Note 4

Stock-Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards (see Note 9).

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes- Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The amendments in this Update, which are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods were adopted by the Company in the quarter ended March 31, 2017 and had no effect on the financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies certain aspects of the accounting for share-based payment transactions, including tax consequences, classification of awards, the option to recognize stock compensation expense with actual forfeitures as they occur, and the classifications on the statement of cash flows. ASU 2016-09 is effective for annual reporting beginning after December 15, 2016, including interim periods within that reporting period. The amendments in this guidance were adopted by the Company in the quarter ended March 31, 2017 and had no effect on the financial statements. In accordance with ASU 2016-09, the Company has made the accounting policy election to continue to estimate forfeitures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. The adoption of ASU 2016-15 will be required on a retrospective basis beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the effect that this new guidance will have on its presentation of cash flows.

4. REVERSE STOCK SPLIT

On October 14, 2016, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of October 24, 2016 at 11:59 p.m. Eastern Time (the “Effective Time”) a reverse split of the Company’s common stock by a ratio of one-for-10 (the “Reverse Split”). At the Effective Time, 52,870,398 outstanding shares of the Company’s common stock converted into 5,287,040 shares of the Company’s common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split, resulting in the transfer of $4,689 from common stock to additional paid in capital at January 1, 2016. No fractional shares were, or shall be, issued in connection with the Reverse Split. A stockholder who would otherwise be entitled to receive a fractional share of common stock is entitled to receive the fractional share rounded up to the next whole share. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2017	December 31, 2016
Furniture and fixtures	2-5 years	$103,702	$98,564
Website and internal use software	3 years	4,373,518	3,933,600
Computers and software	3-7 years	651,809	619,477
		5,129,029	4,651,641
Less: accumulated depreciation and amortization		(2,481,594)	(2,111,127)
		$2,647,435	$2,540,514

Depreciation and amortization expense was $370,468 and $222,231 for the three months ended March 31, 2017 and 2016, respectively.

6. LOANS PAYABLE TO SHAREHOLDER

On December 8, 2014, upon approval of the Company’s Board of Directors, the Company entered into a promissory note for $1,000,000 with a shareholder and executive of the Company (the “Promissory Note”). The note was payable on demand. The note was funded in increments of $500,000 on December 8th and 18th and earned interest at 15% per annum. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest amounting to $36,250 on March 11, 2016. See Note 7 regarding the loan entered into in 2016.

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper entered into a credit agreement (as amended from time to time, and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC as administrative agent and lender (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years from the date of the Credit Agreement. The borrowing term may be extended in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender receives security interests in certain leases as collateral under the Credit Agreement. Prior to the January 2017 amendment described below, amounts borrowed bore interest at the rate of LIBOR plus 15% per annum and a small non-usage fee was assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period. Interest is payable monthly on the outstanding balance of amounts borrowed and, prior to the amendment referred to below, commencing on and after May 6, 2017, principal together with interest thereon was payable periodically through May 6, 2018, the maturity date of the loan, as such date may have been extended in accordance with the Credit Agreement. In January 2017, the Credit Agreement was amended to reduce the interest being charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average. Additionally, the Commitment Termination Date was extended from May 6, 2017 to April 1, 2018. Accordingly, commencing on or after April 1, 2018, principal together with the interest thereon is payable periodically through April 1, 2019, the amended maturity date of the loan, as such date may be extended in accordance with the Credit Agreement. The accompanying consolidated balance sheet at December 31, 2016 has been adjusted to reflect the revised payment terms. As the Company anticipates that it will maintain through March 31, 2018 no less than the Amortized Order Value of its Eligible Leases and cash on hand attained at December 31, 2016, and thereby not require any repayment of principal through March 31, 2018, amounts payable under the Credit Agreement are classified as non-current in the accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016. Interest expense incurred under the Credit Agreement amounted to $437,587 and $372,382 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the outstanding balance under the Credit Agreement was $10,788,208. The Company repaid $4,172,174 to the Lender in 2016 resulting primarily from the repayment of the Bridge Loan Amount upon the Equity Raise as described in the fourth amendment to the Credit Agreement.

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

Prior to the amendment described below, the Credit Agreement contained financial covenants requiring the Company and its subsidiaries to maintain as of the last day of each fiscal quarter during the term of the agreement minimum amounts of Unrestricted Cash and Equity Book Value and to achieve Adjusted Operating Cash Flow of not less than certain amounts during such quarters (all such terms as defined in the Credit Agreement). As of December 31, 2016, the Company was in violation of the covenant requiring an Equity Book Value of at least $7.0 million as of such date. Under the fourth amendment to the Credit Agreement described below, the Lender waived this violation. The covenant also required the Company and its subsidiaries to maintain an Equity Book Value of at least $7 million at each of June 30, March 31 and December 31, 2016 increasing to $10 million at the end of each quarter from March 31 through December 31, 2017. On January 27, 2017 the Equity Book Value covenant was amended as discussed in the last paragraph.

On January 27, 2017, FlexShopper entered into a fifth amendment to the Credit Agreement (the “Omnibus Amendment”). The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the Commitment Termination Date (as defined in the Credit Agreement) from May 6, 2017 to April 1, 2018 (with a one-time right of extension by the lenders up to August 31, 2018), (2) require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee (3) reduce the interest rate charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average, and (4) modify certain permitted debt and financial covenants. These modified covenants consist of a reduction of Equity Book Value to not be less than the sum of $6 million and 20% of any additional equity capital invested into the Company after December 31, 2016; maintaining at least $1.5 million in Unrestricted Cash; and to have the ratio of Consolidated Total Debt to Equity Book Value not exceed 4.75:1.

8. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

Series 1 Convertible Preferred Stock – On January 31, 2007, the Company filed a Certificate of Designations with the Secretary of State of Delaware. Effective with this filing, 2,000,000 preferred shares became Series 1 Convertible Preferred Stock. Series 1 Convertible Preferred Stock ranks senior to common stock.

As of March 31, 2017, each share of Series 1 Convertible Preferred Stock was convertible into 0.57877 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2016, 85,132 shares of Series 1 Convertible Preferred Stock were converted into 51,983 shares of common stock. As of March 31, 2017, there were 243,065 shares of Series 1 Convertible Preferred Stock outstanding which are convertible into 140,679 shares of common stock.

Series 2 Convertible Preferred Stock – On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Convertible Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Secretary of State (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Each Series 2 Preferred Share is convertible at a conversion price of $8.10 into approximately 124 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $17.50 per common share, or a change of control transaction (as defined in the Series 2 Certificate of Designations) values the Company’s common stock at $17.50 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock – The Company, which was authorized to issue 65,000,000 shares of $.0001 par value common stock, after obtaining stockholder approval and filing an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware, increased its authorized shares to 100,000,000 in March 2016. On May 10, 2017, at the Company’s annual meeting of stockholders, holders of (i) a majority of the Company’s outstanding common stock as of the record date of the stockholder meeting and (ii) a majority of the Company’s common stock and preferred stock present in person or represented by proxy approved an amendment to the Certificate of Incorporation to reduce the Company’s authorized shares of common stock to 15,000,000. Each share of common stock entitles the holder to one vote at all stockholder meetings.

In connection with entering into the Credit Agreement on March 6, 2016, the Company raised approximately $8.6 million in net proceeds through direct sales of 1.7 million shares of its common stock to certain affiliates of the Lender and other accredited investors for a purchase price of $5.50 per share. As a result of the sale to certain affiliates, the Lender is considered a beneficial shareholder of the Company.

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

9. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), with 210,000 common shares authorized for issuance under the Plan. In October 2009, the Company’s stockholders approved an increase in the number of shares covered by the Plan to 420,000 shares. On March 26, 2015, the Board adopted our 2015 Omnibus Equity Compensation Plan (the “2015 Plan”), with 400,000 common shares authorized for issuance under the 2015 Plan, which was ratified by the Company’s stockholders on March 15, 2015. The 2007 Plan and 2015 Plan are collectively referred to as the “Plans.” Grants under the Plans may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards. Employees, directors and consultants and other service providers are eligible to participate in the Plans. Options granted under the Plans vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant.

Activity in stock options for the three months ended March 31, 2017 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2017	411,600	$8.63
Granted	18,000	5.12
Canceled/Forfeited	(10,700)	5.96
Expired	(160,000)	12.50
Outstanding at March 31, 2017	258,900	$6.10	7,13	$87,218
Vested and exercisable at March 31, 2017	211,534	$6.25	6.70	$87,218
Vested and exercisable at March 31, 2017 and expected to vest thereafter	255,000	$6.25	7.03	$87,218

The weighted average grant date fair value of options granted during the three month period ending March 31, 2017 was $1.97 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

2017
Exercise price	$4.80 to $5.25
Expected life	6 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	1.99% to 2.06%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $22,890, and $20,438, for the three months ended March 31, 2017 and 2016, respectively. Unrecognized compensation cost related to non-vested options at March 31, 2017 amounted to approximately $80,268 which is expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes information about outstanding stock warrants as of March 31, 2017, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$11.00	134,250		2 years
$10.00	200,000		4 years
$5.50	177,303		5 years
$1,250	-	439	7 years
	511,553	439

11.    INCOME TAXES

As of December 31, 2016, the Company has federal net operating loss carryforwards of approximately $13,731,000 and state net operating loss carryforwards of approximately $9,275,000 available to offset future taxable income which expire from 2023 to 2036.

The Company’s use of net operating loss carryforwards may be subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax asset as of March 31, 2017 does not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.

12.  SUBSEQUENT EVENT

On May 10, 2017, the Company’s stockholders approved an amendment to its Certificate of Incorporation to reduce the number of authorized shares of common stock from 100 million to 15 million shares, and the number of authorized shares of preferred stock from 2.025 million to 500,000 shares. The Company filed this amendment with the Secretary of the State of Delaware on May 12, 2017.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2016 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

The results of operations from continuing operations below principally reflect the operations of FlexShopper, LLC (together with the Company and its direct and indirect wholly owned subsidiaries, “FlexShopper”), which provides certain types of durable goods to consumers on a lease-to-own basis and also provides lease-to-own (“LTO”) terms to consumers of third party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Accounts receivable	$10,085,861	$11,690,495
Allowance for doubtful accounts	(7,965,460)	(9,508,708)
Accounts receivable, net	$2,120,401	$2,181,787

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $6,458,998 and $162,544 for the three months ended March 31, 2017 and 2016, respectively.

Lease Merchandise – Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. FlexShopper depreciates leased merchandise using the straight line method over the twelve month agreement period for a consumer to acquire ownership.

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Adjusted Gross Profit	2017	2016	$ Change	% Change

Net revenues	$17,441,617	$10,193,735	$7,247,882	71.1
Less: provision for doubtful accounts	4,915,750	2,564,734	2,351,016	91.7
Adjusted net revenues	12,525,867	7,629,001	4,896,866	64.2
Less: Cost of lease revenue and merchandise sold	8,770,401	5,866,853	2,903,548	49.5
Adjusted gross profit	$3,755,466	$1,762,148	$1,993,318	113.1

Net revenues as a percentage of Cost of lease revenue	143%	130%

Adjusted EBITDA	2017		2016		$ Change	% Change

Net Loss	$(1,054,511)		$(2,613,703)		$1,559,192	(59.7)
Add back: depreciation (excluding leased inventory),
amortization, interest and stock based compensation	950,117		733,779		216,338	29.5
Adjusted EBITDA	$(104,394	)*	$(1,879,924	)*	$1,775,530	(94.4)

* Represents loss

We refer to Adjusted Gross Profit and Adjusted EBITDA in the above tables as we use these measures to evaluate our operating performance and make strategic decisions about the Company. Management believes that Adjusted Gross Profit and Adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance.

Adjusted Gross Profit represents GAAP revenue less the provision for doubtful accounts and cost of leased inventory and inventory sold. Adjusted Gross Profit provides us with an understanding of the results from the primary operations of our business. We use Adjusted Gross Profit to evaluate our period-over-period operating performance. This measure may be useful to an investor in evaluating the underlying operating performance of our business.

Adjusted EBITDA represents net income before interest, stock based compensation, taxes, depreciation (other than depreciation of leased inventory) and amortization. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

●	is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company.
●	is a financial measurement that is used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
●	is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

Adjusted Gross Profit and Adjusted EBITDA are supplemental measures of FlexShopper’s performance that are neither required by, nor presented in accordance with, GAAP. Adjusted Gross Profit and Adjusted EBITDA should not be considered as substitutes for GAAP metrics such as operating loss, net income or any other performance measures derived in accordance with GAAP.

Results of Operations

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

The following table details operating results for the three months ended March 31, 2017 and 2016:

	2017	2016	$ Change	% Change

Total revenues	$17,441,617	$10,193,735	$7,247,882	71.1
Cost of lease revenue and merchandise sold	8,770,401	5,866,853	2,903,548	49.5
Provision for doubtful accounts	4,915,750	2,564,734	2,351,016	91.7
Marketing	812,182	1,474,398	(662,216)	(44.9)
Salaries and benefits	1,768,152	1,330,791	437,361	32.9
Other operating expenses	1,673,652	1,080,322	593,330	54.9
Operating loss	(498,520)	(2,123,363)	1,624,843	76.5
Interest expense	555,991	490,340	65,651	13.4
Net loss	$(1,054,511)	$(2,613,703)	$1,559,192	59.6

Total lease revenues for the three months ended March 31, 2017 were $17,441,617 compared to $10,193,735 for the three months ended March 31, 2016, representing an increase of $7,247,882, or 71.1%. FlexShopper originated 16,052 leases for the three months ended March 31, 2017 compared to 8,851 leases for the comparable period last year. Continued growth in repeat customers coupled with more efficient marketing spend is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2017 was $8,770,401 compared to $5,866,853 for the three months ended March 31, 2016, representing an increase of $2,903,548, or 49.5%. Cost of lease revenue and merchandise sold for the three months ended March 31, 2017 is comprised of depreciation expense on lease merchandise of $8,460,783 and the net book value of merchandise sold of $309,618. Cost of lease revenue and merchandise sold for the three months ended March 31, 2016 is comprised of depreciation expense on lease merchandise of $5,689,953, the net book value of merchandise sold of $176,900. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $4,915,750 and $2,564,734 for the three months ended March 31, 2017 and 2016, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates improvement in the performance of its lease portfolio as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the three months ended March 31, 2017 and 2016, $6,417,521 and $162,544 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The significant increase was due to there being a much smaller and younger portfolio of leases against which charge-offs were made in the prior year period.

Marketing expenses in the first quarter of 2017 were $812,182, compared to $1,474,398 in the first quarter of 2016 for a decrease of $662,216, or 44.9%. Recognizing the current seasonality of its business and generally less consumer demand in the first quarter for consumer electronics, the Company strategically reduced marketing expenditures to continue to optimize customer acquisition costs.

Salary and benefits expenses in the first quarter of 2017 were $1,768,152 compared to $1,330,791 in the first quarter of 2016 for an increase of $437,361, or 32.9%. Additional call center personnel needed to support the increase in leases and revenues as well as continued investment in our software engineering team to innovate and enhance our technology platform are the primary reasons for the increase in salaries and benefits expenses.

Key expenses for the three months ended March 31, 2017 and 2016 included the following:

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Amortization and depreciation	$371,237	$320,542
Computer and internet expenses	257,471	131,064
Legal and professional fees	216,104	152,766
Merchant bank fees	237,798	123,358
Stock compensation expense	22,890	20,438
Total	$1,105,500	$748,168

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

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash of $5,137,873 compared to $1,641,596 at the same date in 2016.

As of March 31, 2017, the Company had accounts receivable of $10,085,861 offset by an allowance for doubtful accounts of $7,965,460 resulting in net accounts receivable of $2,120,401. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

From the beginning of 2015 through March 31, 2017, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On March 6, 2015, FlexShopper, through its wholly owned indirect subsidiary, entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years; however, as of the date hereof, there was only approximately $15,380,000 in additional availability under the Credit Agreement. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender will receive security interests in certain leases as collateral under the Credit Agreement. In connection with entering into the Credit Agreement, on March 6, 2015, FlexShopper raised approximately $8.6 million in net proceeds through direct sales of 1.70 million shares of FlexShopper common stock to certain affiliates of the Lender and other accredited investors for a purchase price of $5.50 per share (as adjusted for the 1 for 10 reverse stock split)

2.	On February 11, 2016, FlexShopper entered into a secured promissory note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets.

3.

On March 29, 2016, we entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment amends the Credit Agreement to, among other things, increase the amount of the Borrowing Base (as defined in the Credit Agreement) until the earlier of (i) April 1, 2017 and (ii) the successful raising by the Company of at least $10,000,000 in equity funding (the “Equity Raise”). The Fourth Amendment also includes a waiver of (A) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (B) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of the Equity Raise. If we fail to maintain compliance with the covenants thereafter, the Lender would be able to accelerate the required repayment of amounts due under the Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the Credit Agreement.

4.	On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC, an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. In addition, the Company sold an additional 1,950 shares of Series 2 Convertible Preferred Stock to certain other investors at a subsequent closing in June 2016 for gross proceeds of $1.95 million.

5.	On January 27, 2017, the Borrower entered into a fifth amendment (the "Omnibus Amendment") to the Credit Agreement. The Omnibus Amendment amends the Credit Agreement to, among other things, extend the Commitment Termination Date (as defined in the Credit Agreement ), lower the interest rate, require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $202,767 for the three months ended March 31, 2017 and was primarily due to the increase in net revenues and gross profit and more efficient marketing spend for the period.

Net cash used in operating activities was $748,906 for the three months ended March 31, 2016 and was primarily due to the net loss for the period as the Company continued to scale.

Cash Flows from Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $477,389, comprised of $37,471 for the purchase of property and equipment and $439,918 for capitalized software costs.

For the three months ended March 31, 2016, net cash used in investing activities was $403,934, comprised of $23,577 for the purchase of property and equipment and $380,357 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used by financing activities was $601,770 for the three months ended March 31, 2016 due to loan repayments on the Credit Agreement of $2,351,770, offset by funds from the Promissory Note and $750,000 of funds drawn on the Credit Agreement.

Capital Resources

The funds derived from the sale of FlexShopper’s Common Stock and Series 2 Convertible Preferred Stock and FlexShopper’s ability to borrow funds under the Credit Agreement have provided the liquidity and capital resources necessary for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in this section above provide sufficient liquidity and capital resources for our anticipated needs through at least March 31, 2018. However , there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital sooner than expected. If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2017.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

We are not a party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS:

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.    OTHER INFORMATION:

Not applicable.

ITEM 6.    EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.4	Designation of Rights Preferences of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.5	Certificate of Designations for Series 2 Convertible Preferred Stock, dated as of June 10, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
10.1	Omnibus Amendment dated January 27, 2017, among FlexShopper 2, LLC, FlexShopper, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 15, 2017	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: May 15, 2017	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer