Form 10-Q
period 2017-06-30
FlexShopper, Inc.
filed 2017-08-11
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2017

Commission File Number: 0-52589

FLEXSHOPPER, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2700 N. Military Trail Suite 200 Boca Raton FL	33431
(Address of Principal Executive Offices)	(Zip Code)

(855) 353-9289

(Registrant’s telephone number)

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

As of August 14, 2017, the Company had a total of 5,292,281 shares of common stock outstanding, excluding 243,065 outstanding shares of Series 1 Preferred Stock convertible into 147,417 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 2,710,124 shares of common stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. “Forward-looking statements,” which are based on certain assumptions and describe our future plans, strategies and expectations, may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: general and local economic conditions; competition, policies or guidelines; changes in legislation or regulation; other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$5,533,396	$5,412,495
Accounts receivable, net	2,391,701	2,181,787
Prepaid expenses	472,526	361,777
Lease merchandise, net	13,515,777	18,570,460
Total current assets	21,913,400	26,526,519

PROPERTY AND EQUIPMENT, net	2,755,778	2,540,514

OTHER ASSETS:
Intangible assets, net	18,802	20,340
Security deposits	74,179	68,251
	92,981	88,591

	$24,762,159	$29,155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement, to beneficial shareholder net of $98,670 of unamortized issuance costs	$2,401,330	$-
Accounts payable	2,580,726	3,917,747
Accrued payroll and related taxes	271,021	296,333
Accrued expenses	339,674	259,104
Total current liabilities	5,592,751	4,473,184

Loan payable under credit agreement to beneficial shareholder, net of $296,010 in 2017 and $631,488 in 2016 of unamortized issuance costs	7,203,990	10,156,719
Total liabilities	12,796,741	14,629,903

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred stock, $0.001 par value- authorized 500,000 shares, issued and outstanding 243,065 shares in 2017 and 2016 at $5.00 stated value	1,215,325	1,215,325
Series 2 Convertible Preferred stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares in 2017 and 2016 at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 15,000,000 shares, issued and outstanding 5,292,281 shares in 2017 and 5,287,281 in 2016	529	529
Additional paid in capital	22,355,650	22,298,439
Accumulated deficit	(33,558,086)	(30,940,572)
	11,965,418	14,525,721

	$24,762,159	$29,155,624

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenues:
Lease revenues and fees	$16,363,033	$10,512,537	$33,313,925	$20,432,851
Lease merchandise sold	324,227	218,895	814,952	492,316
Total revenues	16,687,260	10,731,432	34,128,877	20,925,167

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	8,126,839	5,601,362	16,587,622	11,291,315
Cost of lease merchandise sold	226,310	138,815	535,928	315,715
Provision for doubtful accounts	4,759,879	3,194,712	9,675,629	5,759,446
Marketing	818,609	2,269,777	1,630,791	3,744,175
Salaries and benefits	1,898,005	1,444,070	3,666,157	2,774,861
Operating expenses	1,869,317	1,119,576	3,542,969	2,199,897
Total costs and expenses	17,698,959	13,768,312	35,639,096	26,085,409

Operating loss	(1,011,699)	(3,036,880)	(1,510,219)	(5,160,242)
Interest expense including amortization of debt issuance costs	551,304	495,842	1,107,295	986,182
Net loss	(1,563,003)	(3,532,722)	(2,617,514)	(6,146,424)

Dividends on Series 2 Convertible Preferred Shares	560,236	114,364	1,109,036	114,364
Net loss attributable to common shareholders	$(2,123,239)	(3,647,086)	(3,726,550)	(6,260,788)

Basic and diluted (loss) income per common share:
Net loss	$(0.40)	$(0.70)	$(0.70)	$(1.20)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	5,290,670	5,223,741	5,288,975	5,217,075

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2017

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2017	243,065	$1,215,325	21,952	$21,952,000	5,287,281	$529	$22,298,439	$(30,940,572)	$14,525,721
Provision for compensation expense related to stock options	-	-			-	-	42,211	-	42,211
Exercise of stock options					5,000	-	15,000		15,000
Net loss	-	-	-	-	-	-	-	(2,617,514)	(2,617,514)
Balance, June 30, 2017	243,065	$1,215,325	21,952	$21,952,000	5,292,281	$529	$22,355,650	$(33,558,086)	$11,965,418

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2017 and 2016

(unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,617,514)	$(6,146,424)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and impairment of lease merchandise	16,587,622	11,291,315
Other depreciation and amortization	1,002,644	697,235
Compensation expense related to issuance of stock options	42,211	78,381
Provision for doubtful accounts	9,675,629	5,759,446
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(9,885,543)	(6,088,922)
(Increase) in prepaid expenses and other	(110,749)	(320,114)
(Increase) in lease merchandise	(11,532,939)	(9,581,954)
(Increase) in security deposits	(5,928)	(143)
(Decrease) increase in accounts payable	(1,337,021)	1,364,345
(Decrease) increase in accrued payroll and related taxes	(25,312)	28,710
Increase in accrued expenses	80,570	41,049
Net cash provided by (used in) operating activities	1,873,670	(2,877,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(979,562)	(918,289)
Net cash (used in) investing activities	(979,562)	(918,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder	-	1,000,000
Repayment of loans from shareholder	-	(1,000,000)
Proceeds from loan payable under credit agreement	-	1,941,359
Repayment of loan payable under credit agreement	(788,207)	(4,172,714)
Proceeds from exercise of stock options	15,000	42,500
Proceeds from sale of Series 2 Convertible Preferred Stock, net of related costs of $1,548,249	-	20,403,751

Net cash (used in) provided by financing operations	(773,207)	18,214,896

INCREASE IN CASH	120,901	14,419,531

CASH, beginning of period	5,412,495	3,396,206

CASH, end of period	$5,533,396	$17,815,737

The accompanying notes are an integral part of these consolidated statements.

4

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2017 and 2016

(unaudited)

	2017	2016
Supplemental cash flow information:
Interest paid	$416,407	$780,303
Warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	-	150,451

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the six months ended June 30, 2017 and 2016

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

The Company has experienced significant historical operating losses and negative operating cash flows to date. For the six months ended June 30, 2017, the Company incurred a net loss of approximately $2.6 million. For the year ended December 31, 2016, the Company incurred a net loss of approximately $12.3 million and used approximately $17.4 million in cash flows for operations. Despite such events, management believes that the Company will be able to meet its obligations as they become due through August 14, 2018 based on (1) positive working capital of approximately $16.3 million at June 30, 2017, (2) the ability, to the extent required, to limit or eliminate discretionary spending related to marketing and advertising, (3) borrowing availability under its existing credit agreement to finance the purchase of new leased merchandise through April 1, 2018 (see Note 7), (4) amending or extending the current agreement, and (5) refinance the existing credit agreement with a new credit facility prior to April 1, 2018, the date whereby periodic payments are due to the lender in the current credit facility. There can be no assurance that the Company will be successful in renegotiating or replacing its existing credit agreement on terms acceptable to the Company. If the Company is unable to complete these plans it could have a material adverse effect on the Company.

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

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 7), FlexShopper 1, LLC and FlexShopper 2, LLC were organized as wholly owned Delaware subsidiaries of FlexShopper, LLC to conduct operations. FlexShopper, LLC together with its subsidiaries is hereafter referred to as “FlexShopper.”

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Accounts receivable	$7,954,507	$11,690,495
Allowance for doubtful accounts	5,562,806	9,508,708
Accounts receivable, net	$2,391,701	$2,181,787

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off, with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $7,162,533 and $13,580,054 for the three and six months ended June 30, 2017, respectively, and $1,580,673 and $1,743,217 for the three and six months ended June 30, 2016, respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $1,782,000 and $3,284,000 for the three and six months ended June 30, 2017, respectively, and $571,000 and $1,011,000 for the three and six months ended June 30, 2016, respectively. The net leased merchandise balances consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Lease merchandise at cost	$28,360,438	$33,264,810
Accumulated depreciation	(12,825,641)	(11,578,267)
Impairment reserve	(2,019,020)	(3,116,083)
Lease merchandise, net	$13,515,777	$18,570,460

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2016 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization, which is included in interest expense, was computed using the straight line method over the term of the related debt, which approximates the effective interest method, was $118,404 and $236,808 for the three and six months ended June 30, 2017, respectively, and $116,953 and $214,495 for the three and six months ended June 30, 2016, respectively.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $498,049 and $937,967 for the three and six months ended June 30, 2017, respectively, and $467,092 and $847,449 for the three and six months ended June 30, 2016, respectively.

Operating Expenses – Operating expenses include corporate overhead expenses such as salaries, stock based compensation, insurance, occupancy, and other administrative expenses.

Marketing costs, which primarily consist of advertising, are charged to expense as incurred.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock, which participates in dividends with the Company’s common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 8). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common shareholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common shareholders, basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share, determined by dividing net income available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible participating preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Six Months ended
	June 30,
	2017	2016
Series 1 Convertible Preferred Stock	147,417	199,048
Series 2 Convertible Preferred Stock	2,710,124	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,217	54,217
Common Stock Options	297,900	411,800
Common Stock Warrants	511,553	511,553
	3,721,211	3,886,742

Amounts of common stock set forth in the above table have been adjusted for the Reverse Split (see Note 4).

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

Fair Value of Financial Instruments – The carrying value of certain financial instruments such as accounts receivable, accounts payable and accrued expenses approximates their fair value due to the short-term nature of their underlying terms. The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 7) approximates fair value based upon its interest rate which approximates current market interest rates.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2017 and December 31, 2016, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions, if any will be charged to interest and operating expenses, respectively.

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

4. REVERSE STOCK SPLIT

On October 14, 2016, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of October 24, 2016 at 11:59 p.m. Eastern Time (the “Effective Time”) a reverse split of the Company’s common stock by a ratio of one-for-10 (the “Reverse Split”). At the Effective Time, 52,870,398 outstanding shares of the Company’s common stock converted into 5,287,040 shares of the Company’s common stock. All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2017	December 31, 2016
Furniture and fixtures	2-5 years	$103,702	$98,564
Website and internal use software	3 years	4,871,566	3,933,600
Computers and software	3-7 years	655,935	619,477
		5,631,203	4,651,641
Less: accumulated depreciation and amortization		(2,875,425)	(2,111,127)
		$2,755,778	$2,540,514

Depreciation and amortization expense was $393,830 and $258,971 for the three months ended June 30, 2017 and 2016, respectively, and $764,298 and $481,202 for the six months ended June 30, 2017 and 2016, respectively.

6. LOANS PAYABLE TO SHAREHOLDER

On December 8, 2014, upon approval of the Company’s Board of Directors, the Company entered into a Promissory Note for $1,000,000 with a shareholder and executive of the Company (the “Promissory Note”). The Promissory Note was payable on demand and earned interest at 15% per annum. The Promissory Note was to assist FlexShopper in purchasing merchandise for lease and was paid in full with interest amounting to $36,250 on March 11, 2015.

On February 11, 2016, the Company entered into a secured Promissory Note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets. The Promissory Note was paid in full with interest amounting to $51,250 on June 13, 2016.

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper entered into a credit agreement (as amended from time to time, and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC as administrative agent and lender (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years from the date of the Credit Agreement (which term has since been extended, as described below). The borrowing term may be extended in the sole discretion of the Lender. The Credit Agreement contemplates that the Lender may provide additional debt financing to FlexShopper, up to $100 million in total, under two uncommitted accordions following satisfaction of certain covenants and other terms and conditions. The Lender receives security interests in certain leases as collateral under the Credit Agreement. Prior to the January 2017 amendment described below, amounts borrowed bore interest at the rate of LIBOR plus 15% per annum and a small non-usage fee was assessed on any undrawn amount if the facility is less than 80% drawn on average in any given measurement period. Interest is payable monthly on the outstanding balance of amounts borrowed and, prior to the amendment referred to below, commencing on and after May 6, 2017, principal together with interest thereon was payable periodically through May 6, 2018, the maturity date of the loan, as such date may have been extended in accordance with the Credit Agreement.

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

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $432,899 and $870,486 for the three and six months ended June 30, 2017, respectively, and $348,055 and $720,436 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, the outstanding balance under the Credit Agreement was $10,000,000. The Company repaid $788,207 to the Lender in the second quarter of 2017 and $4,172,174 in 2016, resulting primarily from the repayment of the Bridge Loan Amount upon the Equity Raise as described in the fourth amendment to the Credit Agreement.

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

Prior to the amendment described below, the Credit Agreement contained financial covenants requiring the Company and its subsidiaries to maintain as of the last day of each fiscal quarter during the term of the agreement minimum amounts of Unrestricted Cash and Equity Book Value and to achieve Adjusted Operating Cash Flow of not less than certain amounts during such quarters (all such terms as defined in the Credit Agreement). As of December 31, 2015, the Company was in violation of the covenant requiring an Equity Book Value of at least $7.0 million as of such date. Under the fourth amendment to the Credit Agreement, the Lender waived this violation. The covenant also required the Company and its subsidiaries to maintain an Equity Book Value of at least $7 million at each of June 30, March 31 and December 31, 2016, increasing to $10 million at the end of each quarter from March 31 through December 31, 2017. On January 27, 2017, the Equity Book Value covenant was amended as discussed below.

On January 27, 2017, FlexShopper entered into a fifth amendment to the Credit Agreement (the “Omnibus Amendment”). The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the Commitment Termination Date (as defined in the Credit Agreement) from May 6, 2017 to April 1, 2018 (with a one-time right of extension by the lenders up to August 31, 2018), (2) require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee, (3) reduce the interest rate charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average, and (4) modify certain permitted debt and financial covenants. These modified covenants consist of a reduction of Equity Book Value to not be less than the sum of $6 million and 20% of any additional equity capital invested into the Company after December 31, 2016; maintaining at least $1.5 million in Unrestricted Cash; and to have the ratio of Consolidated Total Debt to Equity Book Value not exceeding 4.75:1. The Company was in compliance with its covenants as of June 30, 2017.

8. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

The Company was authorized to issue 10,000,000 shares of $.001 par value preferred stock. On May 10, 2017, the Company’s stockholders approved an amendment to its Certificate of Incorporation to reduce the number of authorized shares of preferred stock to 500,000 shares. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

Series 1 Convertible Preferred Stock – On January 31, 2007, the Company filed a Certificate of Designations with the Secretary of State of Delaware. Effective with this filing, 2,000,000 preferred shares became Series 1 Convertible Preferred Stock. Series 1 Convertible Preferred Stock ranks senior to common stock.

As of June 30, 2017, each share of Series 1 Convertible Preferred Stock was convertible into 0.60649 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2016, 85,132 shares of Series 1 Convertible Preferred Stock were converted into 51,983 shares of common stock. As of June 30, 2017, there were 243,065 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 147,417 shares of common stock.

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

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Secretary of State (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative dividends in arrears totaled $2,321,001 at June 30, 2017. Each Series 2 Preferred Share is convertible at a conversion price of $8.10 into approximately 124 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $17.50 per common share, or a change of control transaction (as defined in the Series 2 Certificate of Designations) values the Company’s common stock at $17.50 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock – The Company was authorized to issue 100,000,000 shares of $.0001 par value common stock. On May 10, 2017, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Certificate of Incorporation to reduce the Company’s authorized shares of common stock to 15,000,000. Each share of common stock entitles the holder to one vote at all stockholder meetings.

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

On March 17, 2016, the Company’s stockholders, acting by written consent, approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. On October 14, 2016, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of October 24, 2016 at 11:59 p.m. Eastern Time the Reverse Split by a ratio of one-for-10 (see Note 4). All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for the Reverse Split.

9. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), with 210,000 common shares authorized for issuance under the 2007 Plan. In October 2009, the Company’s stockholders approved an increase in the number of shares covered by the 2007 Plan to 420,000 shares. On March 26, 2015, the Board adopted our 2015 Omnibus Equity Compensation Plan (the “2015 Plan”), with 400,000 common shares authorized for issuance under the 2015 Plan, which was ratified by the Company’s stockholders on March 15, 2015. The 2007 Plan and 2015 Plan are collectively referred to as the “Plans.” Grants under the Plans may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards. Employees, directors and consultants and other service providers are eligible to participate in the Plans. Options granted under the Plans vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant.

Activity in stock options for the six months ended June 30, 2017 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2017	411,600	$8.63
Granted	68,000	4.31
Forfeited	(16,700)	6.01
Expired	(160,000)	12.50
Exercised	(5,000)	3.00
Outstanding at June 30, 2017	297,900	$5.80	7.36	$86,500
Vested and exercisable at June 30, 2017	200,734	$6.33	6.39	$67,500
Vested and exercisable at June 30, 2017 and expected to vest thereafter	293,000	$6.33	7.36	$86,500

The weighted average grant date fair value of options granted during the six month period ending June 30, 2017 was $1.70 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

2017
Exercise price	$4.02 to $5.25
Expected life	6 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	1.98% to 2.06%

The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility was based on the average of historical volatilities for a period comparable to the expected life of the options of certain entities considered to be similar to the Company. The expected life is based on the simplified expected term calculation permitted by the Securities and Exchange Commission (the “SEC”), which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $19,321 and $42,211, for the three and six months ended June 30, 2017, respectively and $57,943 and $78,381 for the three and six months ended June 30, 2016, respectively. Unrecognized compensation cost related to non-vested options at June 30, 2017 amounted to approximately $140,800, which is expected to be recognized over a weighted average period of 2.2 years.

10. WARRANTS

On June 24, 2016, the Company granted warrants to one of the Company’s placement agents to purchase 439 shares of the Company’s Series 2 Convertible Preferred Stock at an initial exercise price of $1,250 per share. The exercise price and aggregate number of shares are subject to adjustment as set forth in the agreement.

The following information was input into the Black Scholes pricing model to compute a total fair value of $150,451.

Exercise price	$1,250
Expected life	7 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	1.35%

The following table summarizes information about outstanding stock warrants as of June 30, 2017, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$11.00	134,250		2 years
$10.00	200,000		4 years
$5.50	177,303		5 years
$1,250	-	439	7 years
	511,553	439

11. INCOME TAXES

As of December 31, 2016, the Company has federal net operating loss carryforwards of approximately $15,075,000 and state net operating loss carryforwards of approximately $10,109,000 available to offset future taxable income, which expire from 2023 to 2036.

The Company expects its effective tax rate for the year ending December 31, 2017 to be zero due to its history of net operating losses and recording a full valuation allowance on deferred tax assets. As a result the Company estimated its effective tax rate for the three and six months ended June 30, 2017 to be zero.

The Company’s use of net operating loss carryforwards may be subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax asset as of June 30, 2017 does not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.

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

Executive Overview

The results of operations from continuing operations below principally reflect the operations of FlexShopper, LLC (together with the Company and its direct and indirect wholly owned subsidiaries, “FlexShopper”), which provide certain types of durable goods to consumers on a lease-to-own (“LTO”) basis and also provides LTO terms to consumers of third party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to credit provisions, intangible assets, contingencies, litigation and income taxes.  Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Accounts receivable	$7,954,507	$11,690,495
Allowance for doubtful accounts	5,562,806	9,508,708
Accounts receivable, net	$2,391,701	$2,181,787

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $7,162,533 and $13,580,054 for the three and six months ended June 30, 2017 and $1,580,673 and $1,743,217 for the three and six months ended June 30, 2016, respectively.

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

	Six Months ended June 30,
Adjusted Gross Profit	2017	2016	$ Change	% Change

Net revenues	$34,128,877	$20,925,167	$13,203,710	63.1
Less: provision for doubtful accounts	9,675,629	5,759,446	3,916,183	68.0
Adjusted net revenues	24,453,248	15,165,721	9,287,527	61.2
Less: Cost of lease revenue and merchandise sold	17,123,550	11,607,030	5,516,520	47.5
Adjusted gross profit	$7,329,698	$3,558,691	$3,771,007	106.0

Net revenues as a percentage of cost of lease revenue	143%	131%

	Six Months ended June 30,
Adjusted EBITDA	2017		2016		$ Change	% Change

Net Loss	$(2,617,514)		$(6,146,424)		$3,528,910	(57.4)
Add back: depreciation (excluding leased inventory),
amortization, interest and stock based compensation	1,915,341		1,547,303		368,038	23.8
Adjusted EBITDA	$(702,173	)*	$(4,599,121	)*	$3,896,948	(84.7)

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

Results of Operations

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

The following table details operating results for the three months ended June 30, 2017 and 2016:

	2017	2016	$ Change	% Change

Total revenues	$16,687,260	$10,731,432	$5,955,828	55.5
Cost of lease revenue and merchandise sold	8,353,149	5,740,177	2,612,972	45.5
Provision for doubtful accounts	4,759,879	3,194,712	1,565,167	49.0
Marketing	818,609	2,269,777	(1,451,168)	(63.9)
Salaries and benefits	1,898,005	1,444,070	453,935	31.4
Other operating expenses	1,869,317	1,119,576	749,741	67.0
Operating loss	(1,011,699)	(3,036,880)	2,025,181	66.7
Interest expense	551,304	495,842	55,462	11.2
Net loss	$(1,563,003)	$(3,532,722)	$1,969,719	55.8

Total lease revenues for the three months ended June 30, 2017 were $16,687,260 compared to $10,731,432 for the three months ended June 30, 2016, representing an increase of $5,955,828, or 55.5%. FlexShopper originated 14,428 leases for the three months ended June 30, 2017 compared to 13,335 leases for the comparable period last year. Continued growth in repeat customers coupled with more effective marketing spend is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2017 was $8,353,149 compared to $5,740,177 for the three months ended June 30, 2016, representing an increase of $2,612,972, or 45.5%. Cost of lease revenue and merchandise sold for the three months ended June 30, 2017 is comprised of depreciation expense on lease merchandise of $8,126,839 and the net book value of merchandise sold of $226,310. Cost of lease revenue and merchandise sold for the three months ended June 30, 2016 is comprised of depreciation expense on lease merchandise of $5,601,362, the net book value of merchandise sold of $138,815. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $4,759,879 and $3,194,712 for the three months ended June 30, 2017 and 2016, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates improvement in the performance of its lease portfolio as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the three months ended June 30, 2017 and 2016, $7,162,533 and $1,580,673 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The significant increase was due to there being a much smaller and younger portfolio of leases against which charge-offs were made in the prior year period.

Marketing expenses in the second quarter of 2017 were $818,609, compared to $2,269,777 in the second quarter of 2016 for a decrease of $1,451,168, or 63.9%. Recognizing the current seasonality of its business and generally less consumer demand in the second quarter for consumer electronics, the Company strategically reduced marketing expenditures to continue to optimize customer acquisition costs.

Salary and benefits expenses in the second quarter of 2017 were $1,898,005 compared to $1,444,070 in the second quarter of 2016 for an increase of $453,935, or 31.4%. Additional call center personnel needed to support the increase in leases and revenues as well as continued investment in our software engineering team to innovate and enhance our technology platform are the primary reasons for the increase in salaries and benefits expenses.

Operating expenses for the three months ended June 30, 2017 and 2016 included the following:

	Three months ended	Three months ended
	June 30, 2017	June 30, 2016
Amortization and depreciation	$394,600	$259,740
Computer and internet expenses	287,677	171,477
Legal and professional fees	305,084	123,724
Merchant bank fees	254,138	141,386
Stock compensation expense	19,321	57,943
Other	608,497	365,306
Total	$1,869,317	$1,119,576

Six Months June 30, 2017 compared to Six Months Ended June 30, 2016

The following table details operating results for the six months ended June 30, 2017 and 2016:

	2017	2016	$ Change	% Change

Total revenues	$34,128,877	$20,925,167	$13,203,710	63.1
Cost of lease revenue and merchandise sold	17,123,550	11,607,030	5,516,520	47.5
Provision for doubtful accounts	9,675,629	5,759,446	3,916,183	70.0
Marketing	1,630,791	3,744,175	(2,113,384)	(56.4)
Salaries and benefits	3,666,157	2,774,861	891,296	32.1
Other operating expenses	3,542,969	2,199,897	1,343,072	61.0
Operating loss	(1,510,219)	(5,160,242)	3,650,023	70.7
Interest expense	1,107,295	986,182	121,113	12.2
Net loss	$(2,617,514)	$(6,146,424)	$3,528,910	57.4

Total lease revenues for the six months ended June 30, 2017 were $34,128,877 compared to $20,925,167 for the six months ended June 30, 2016, representing an increase of $13,203,710, or 63.1%. FlexShopper originated 30,099 leases for the six months ended June 30, 2017 compared to 20,147 leases for the comparable period last year. Continued growth in repeat customers coupled with more effective marketing spend is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the six months ended June 30, 2017 was $17,123,550 compared to $11,607,030 for the six months ended June 30, 2016, representing an increase of $5,516,520, or 47.5%. Cost of lease revenue and merchandise sold for the six months ended June 30, 2017 is comprised of depreciation expense on lease merchandise of $16,587,622 and the net book value of merchandise sold of $535,928. Cost of lease revenue and merchandise sold for the six months ended June 30, 2016 is comprised of depreciation expense on lease merchandise of $11,291,315, the net book value of merchandise sold of $315,715. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $9,675,629 and $5,759,446 for the six months ended June 30, 2017 and 2016, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates improvement in the performance of its lease portfolio as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the six months ended June 30, 2017 and 2016, $13,580,054 and $1,743,217 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The significant increase was due to there being a much smaller and younger portfolio of leases against which charge-offs were made in the prior year period.

Marketing expenses in the first six months of 2017 were $1,630,791, compared to $3,744,175 in the six months of 2016 for a decrease of $2,113,384, or 56.4%. Recognizing the current seasonality of its business and generally less consumer demand in the first half of the year for consumer electronics, the Company strategically reduced marketing expenditures to continue to optimize customer acquisition costs.

Salary and benefits expenses in the first six months of 2017 were $3,666,157 compared to $2,774,861 in the first half of 2016 for an increase of $891,296, or 32.1%. Additional call center personnel needed to support the increase in leases and revenues as well as continued investment in our software engineering team to innovate and enhance our technology platform are the primary reasons for the increase in salaries and benefits expenses.

Operating expenses for the six months ended June 30, 2017 and 2016 included the following:

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Amortization and depreciation	$765,836	$482,740
Computer and internet expenses	545,149	302,541
Legal and professional fees	521,188	276,490
Merchant bank fees	491,936	264,743
Stock compensation expense	42,211	78,381
Other	1,176,649	795,002
Total	$3,542,969	$2,199,897

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

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash of $5,533,396 compared to $17,815,737 at the same date in 2016.

As of June 30, 2017, the Company had accounts receivable of $7,960,264 offset by an allowance for doubtful accounts of $5,562,806 resulting in net accounts receivable of $2,397,458. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

From the beginning of 2016 through June 30, 2017, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On February 11, 2016, FlexShopper entered into a secured promissory note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets.

2.

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

3.	On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC, an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. In addition, the Company sold an additional 1,950 shares of Series 2 Convertible Preferred Stock to certain other investors at a subsequent closing in June 2016 for gross proceeds of $1.95 million.

4.	On January 27, 2017, the Borrower entered into a fifth amendment (the “Omnibus Amendment”) to the Credit Agreement. The Omnibus Amendment amends the Credit Agreement to, among other things, extend the Commitment Termination Date (as defined in the Credit Agreement ), lower the interest rate, require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,873,670 for the six months ended June 30, 2017 and was primarily due to the increase in net revenues and gross profit and more effective marketing spend for the period.

Net cash used by operating activities was $2,877,076 for the six months ended June 30, 2016 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $979,562, comprised of $41,595 for the purchase of property and equipment and $937,967 for capitalized software costs.

For the six months ended June 30, 2016, net cash used in investing activities was $918,289, comprised of $70,840 for the purchase of property and equipment and $847,449 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $773,207 for the six months ended June 30, 2017 was comprised of repayments of amounts borrowed under the Credit Agreement of $788,207, offset by proceeds from the exercise of stock options of $15,000.

Net cash provided by financing activities was $18,214,896 for the six months ended June 30, 2016 primarily due to the proceeds from the sale of Series 2 Convertible Preferred Stock of $21,952,000 net of related costs of $1,548,249, funds drawn on the Credit Agreement of $1,941,359, offset by repayments of amounts borrowed under the Credit Agreement of $4,172,714.

Capital Resources

The funds derived from the sale of FlexShopper’s common stock and Series 2 Convertible Preferred Stock and FlexShopper’s ability to borrow funds under the Credit Agreement have provided the liquidity and capital resources necessary for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in this section above provide sufficient liquidity and capital resources for our anticipated needs through at least August 2018. However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital sooner than expected. If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2017.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.    OTHER INFORMATION:

Not applicable.

ITEM 6.    EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
3.2	Certificate of Amendment to Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)
3.3	Certificate of Amendment to Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2017 and incorporated herein by reference)
3.4	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.4	Certificate of Designations of Series 1 Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.5	Certificate of Designations for Series 2 Convertible Preferred Stock, dated as of June 10, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
10.1	Non-Employee Director Compensation Policy+*
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

+ Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 11, 2017	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: August 11, 2017	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer

