Form 10-Q
period 2017-09-30
FlexShopper, Inc.
filed 2017-11-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended September 30, 2017

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

As of November 14, 2017, the Company had a total of 5,292,281 shares of common stock outstanding, excluding 243,065 outstanding shares of Series 1 Preferred Stock convertible into 147,417 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 2,710,124 shares of common stock.

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

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

Certifications

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,825,835	$5,412,495
Accounts receivable, net	3,394,726	2,181,787
Prepaid expenses	348,522	361,777
Lease merchandise, net	11,151,635	18,570,460
Total current assets	18,720,718	26,526,519

PROPERTY AND EQUIPMENT, net	2,848,983	2,540,514

OTHER ASSETS:
Intangible assets, net	18,033	20,340
Security deposits	78,458	68,251
	96,491	88,591

	$21,666,192	$29,155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $138,138 of unamortized issuance costs	$4,111,862	$-
Accounts payable	2,729,547	3,917,747
Accrued payroll and related taxes	148,945	296,333
Accrued expenses	303,490	259,104
Total current liabilities	7,293,844	4,473,184

Loan payable under credit agreement to beneficial shareholder, net of $138,138 in 2017 and $631,488 in 2016 of unamortized issuance costs	4,111,862	10,156,719
Total liabilities	11,405,706	14,629,903

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred stock, $0.001 par value- authorized 250,000 shares, issued and outstanding 243,065 shares in 2017 and 2016 at $5.00 stated value	1,215,325	1,215,325
Series 2 Convertible Preferred stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares in 2017 and 2016 at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 15,000,000 shares, issued and outstanding 5,292,281 shares in 2017 and 5,287,281 in 2016	529	529
Additional paid in capital	22,378,335	22,298,439
Accumulated deficit	(35,285,703)	(30,940,572)
	10,260,486	14,525,721

	$21,666,192	$29,155,624

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenues:
Lease revenues and fees	$16,144,184	$12,072,493	$49,458,109	$32,505,343
Lease merchandise sold	359,656	255,431	1,174,608	747,747
Total revenues	16,503,840	12,327,924	50,632,717	33,253,090

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	8,146,293	5,525,701	24,733,915	16,817,016
Cost of lease merchandise sold	280,130	182,879	816,058	498,594
Provision for doubtful accounts	4,681,832	3,501,023	14,357,461	9,260,469
Marketing	994,576	2,442,243	2,625,367	6,186,417
Salaries and benefits	1,900,925	1,522,792	5,567,082	4,258,753
Operating expenses	1,723,309	1,307,418	5,266,278	3,546,215
Total costs and expenses	17,727,065	14,482,056	53,366,161	40,567,464

Operating loss	(1,223,225)	(2,154,132)	(2,733,444)	(7,314,374)
Interest expense including amortization of debt issuance costs	504,392	459,360	1,611,687	1,445,542
Net loss	(1,727,617)	(2,613,492)	(4,345,131)	(8,759,916)

Dividends on Series 2 Convertible Preferred Shares	603,680	548,747	1,712,716	663,111
Net loss attributable to common shareholders	$(2,331,297)	$(3,162,239)	$(6,057,847)	$(9,423,027)

Basic and diluted (loss) per common share:
Net loss	$(0.44)	$(0.60)	$(1.14)	$(1.80)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	5,292,281	5,276,714	5,290,077	5,236,954

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2017

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2017	243,065	$1,215,325	21,952	$21,952,000	5,287,281	$529	$22,298,439	$(30,940,572)	$14,525,721
Provision for compensation expense related to stock options	-	-			-	-	64,896	-	64,896
Exercise of stock options					5,000	-	15,000		15,000
Net loss	-	-	-	-	-	-	-	(4,345,131)	(4,345,131)
Balance, September 30, 2017	243,065	$1,215,325	21,952	$21,952,000	5,292,281	$529	$22,378,335	$(35,285,703)	$10,260,486

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,345,131)	$(8,759,916)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and impairment of lease merchandise	24,733,916	16,817,016
Other depreciation and amortization	1,536,491	1,111,026
Compensation expense related to issuance of stock options	64,896	124,244
Provision for doubtful accounts	14,357,461	9,260,469
Changes in operating assets and liabilities:
Accounts receivable	(15,570,400)	(9,890,775)
Prepaid expenses and other	13,255	(92,188)
Lease merchandise	(17,315,091)	(16,414,758)
Security deposits	(10,207)	(143)
Accounts payable	(1,188,200)	801,278
Accrued payroll and related taxes	(147,388)	(126,617)
Accrued expenses	44,386	60,386
Net cash provided by (used in) operating activities	2,173,988	(7,109,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,487,441)	(1,436,701)
Net cash (used in) investing activities	(1,487,441)	(1,436,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholder	-	1,000,000
Repayment of loans from shareholder	-	(1,000,000)
Proceeds from loan payable under credit agreement	-	1,941,359
Repayment of loan payable under credit agreement	(2,288,207)	(4,172,714)
Proceeds from exercise of stock options	15,000	42,500
Proceeds from sale of Series 2 Convertible Preferred Stock, net of related costs of $1,519,339	-	20,432,661
Net cash (used in) provided by financing activities	(2,273,207)	18,243,806

(DECREASE) INCREASE IN CASH	(1,586,660)	9,697,127

CASH, beginning of period	5,412,495	3,396,206

CASH, end of period	$3,825,835	$13,093,333

The accompanying notes are an integral part of these consolidated statements.

4

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016
Supplemental cash flow information:
Interest paid	$1,179,826	$1,124,342
Non-cash financing activities:
Conversion of preferred stock to common stock	-	425,660
Warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	-	150,451

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the nine months ended September 30, 2017 and 2016

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

The Company has experienced significant historical operating losses and negative operating cash flows to date. For the nine months ended September 30, 2017, the Company incurred a net loss of approximately $4.3 million. For the year ended December 31, 2016, the Company incurred a net loss of approximately $12.3 million and used approximately $17.4 million in cash flows for operations. Despite such events, management believes that the Company will be able to meet its obligations as they become due through November 14, 2018 based on (1) positive working capital of approximately $11.4 million at September 30, 2017, (2) the ability, to the extent required, to limit or eliminate discretionary spending related to marketing and advertising, (3) borrowing availability under its existing credit agreement to finance the purchase of new leased merchandise through April 1, 2018 (see Note 7), (4) the possibility of amending or extending the existing credit agreement, and (5) refinancing the existing credit agreement with a new credit facility prior to April 1, 2018, the date after which periodic payments are due to the lender in the current credit facility. There can be no assurance that the Company will be successful in renegotiating or replacing its existing credit agreement on terms acceptable to the Company. If the Company is unable to complete these plans it could have a material adverse effect on the Company.

The consolidated balance sheet as of December 31, 2016 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. The Company is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC provides through e-commerce sites certain types of durable goods to consumers on a lease-to-own basis (“LTO”), including consumers of third party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 7), FlexShopper 1, LLC and FlexShopper 2, LLC were organized as wholly owned Delaware subsidiaries of FlexShopper, LLC to conduct operations. FlexShopper, LLC together with its subsidiaries is hereafter referred to as “FlexShopper.”

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

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

Revenue Recognition – Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title for ownership either through a 90 day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue from processing fees earned upon exercise by the customer of the 90 day purchase option is recorded upon recognition of the related merchandise sales. Commencing in the quarter ended June 30, 2016, the Company discontinued charging a separate fee upon exercise of such option. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Accounts receivable	$6,506,104	$11,690,495
Allowance for doubtful accounts	3,111,378	9,508,708
Accounts receivable, net	$3,394,726	$2,181,787

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off, with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $7,133,260 and $20,713,314 for the three and nine months ended September 30, 2017, respectively, and $1,043,762 and $2,786,979 for the three and nine months ended September 30, 2016, respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $664,000 and $3,948,000 for the three and nine months ended September 30, 2017, respectively, and $603,000 and $1,615,000 for the three and nine months ended September 30, 2016, respectively. The net leased merchandise balances consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Lease merchandise at cost	$25,837,079	$33,264,810
Accumulated depreciation	(13,172,776)	(11,578,267)
Impairment reserve	(1,512,668)	(3,116,083)
Lease merchandise, net	$11,151,635	$18,570,460

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs – Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2016 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the credit facility. Amortization, which is included in interest expense, was computed using the straight line method over the term of the related debt, which approximates the effective interest method, was $118,404 and $355,212 for the three and nine months ended September 30, 2017, respectively, and $118,405 and $332,900 for the three and nine months ended September 30, 2016, respectively.

Intangible Assets – Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $481,306 and $1,419,273 for the three and nine months ended September 30, 2017, respectively, and $507,738 and $1,355,187 for the three and nine months ended September 30, 2016, respectively.

Operating Expenses – Operating expenses include corporate overhead expenses such as salaries, stock based compensation, insurance, occupancy, and other administrative expenses.

Marketing costs, which primarily consist of advertising, are charged to expense as incurred.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock, which participates in dividends with the Company’s common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 8). Under such method, income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common shareholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common shareholders, basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share, determined by dividing net income available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible participating preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Nine Months ended
	September 30,
	2017	2016
Series 1 Convertible Preferred Stock	147,417	147,417
Series 2 Convertible Preferred Stock	2,710,124	2,711,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,217	54,217
Common Stock Options	302,900	416,400
Common Stock Warrants	511,553	511,553
	3,726,211	3,840,711

Amounts of common stock set forth in the above table have been adjusted for the Reverse Split (see Note 4).

Stock-Based Compensation – The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2017 and December 31, 2016, the Company has not recorded any unrecognized tax benefits.

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

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2017	December 31, 2016
Furniture and fixtures	2-5 years	$106,139	$98,564
Website and internal use software	3 years	5,352,872	3,933,600
Computers and software	3-7 years	680,071	619,477
		6,139,082	4,651,641
Less: accumulated depreciation and amortization		(3,290,099)	(2,111,127)
		$2,848,983	$2,540,514

Depreciation and amortization expense was $414,674 and $294,616 for the three months ended September 30, 2017 and 2016, respectively, and $1,178,972 and $775,818 for the nine months ended September 30, 2017 and 2016, respectively.

6. LOANS PAYABLE TO SHAREHOLDER

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

In January 2017, the Credit Agreement was amended to reduce the interest being charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average. Additionally, the Commitment Termination Date (as defined in the Credit Agreement) was extended from May 6, 2017 to April 1, 2018. Accordingly, commencing on or after April 1, 2018, principal together with the interest thereon is payable periodically through April 1, 2019, the amended maturity date of the loan, as such date may be extended in accordance with the Credit Agreement.

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $385,989 and $1,256,475 for the three and nine months ended September 30, 2017, respectively, and $340,955 and $1,061,392 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the outstanding balance under the Credit Agreement was $8,500,000. The Company repaid $788,207 in the second quarter of 2017 as a result of a pay down of the seasonal over advance from 2016. The Company repaid $2,288,207 in the third quarter of 2017 as a result of lower quarter over quarter lease origination, and $4,172,174 in 2016, resulting primarily from the repayment of the Bridge Loan Amount upon the Equity Raise as described in the fourth amendment to the Credit Agreement.

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

On January 27, 2017, FlexShopper entered into a fifth amendment to the Credit Agreement (the “Omnibus Amendment”). The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the Commitment Termination Date from May 6, 2017 to April 1, 2018 (with a one-time right of extension by the lenders up to August 31, 2018), (2) require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee, (3) reduce the interest rate charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average, and (4) modify certain permitted debt and financial covenants. These modified covenants consist of a reduction of Equity Book Value to not be less than the sum of $6 million and 20% of any additional equity capital invested into the Company after December 31, 2016; maintaining at least $1.5 million in Unrestricted Cash; and the ratio of Consolidated Total Debt to Equity Book Value not exceeding 4.75:1. The Company was in compliance with its covenants as of September 30, 2017. The Company had $16,500,000 available under the Credit Agreement as of September 30, 2017.

8. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

The Company was authorized to issue 10,000,000 shares of $0.001 par value preferred stock. On May 10, 2017, the Company’s stockholders approved an amendment to its Certificate of Incorporation to reduce the number of authorized shares of preferred stock to 500,000 shares. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

Series 1 Convertible Preferred Stock – On January 31, 2007, the Company filed a Certificate of Designations with the Secretary of State of Delaware. 250,000 preferred shares are designated as Series 1 Convertible Preferred Stock. Series 1 Convertible Preferred Stock ranks senior to common stock.

As of September 30, 2017, each share of Series 1 Convertible Preferred Stock was convertible into 0.60649 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2016, 85,132 shares of Series 1 Convertible Preferred Stock were converted into 51,983 shares of common stock. As of September 30, 2017, there were 243,065 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 147,417 shares of common stock.

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

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Secretary of State (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative dividends in arrears totaled $2,924,681 at September 30, 2017. Each Series 2 Preferred Share is convertible at a conversion price of $8.10 into approximately 124 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $17.50 per common share, or a change of control transaction (as defined in the Series 2 Certificate of Designations) values the Company’s common stock at $17.50 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock – The Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock. On May 10, 2017, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Certificate of Incorporation to reduce the Company’s authorized shares of common stock to 15,000,000. Each share of common stock entitles the holder to one vote at all stockholder meetings.

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

Activity in stock options for the nine months ended September 30, 2017 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2017	411,600	$8.63
Granted	73,000	4.31
Forfeited	(16,700)	6.01
Expired	(160,000)	12.50
Exercised	(5,000)	3.00
Outstanding at September 30, 2017	302,900	$5.78	7.15	$188,859
Vested and exercisable at September 30, 2017	203,000	$6.32	6.17	$103,659
Vested and exercisable at September 30, 2017 and expected to vest thereafter	298,000	$6.32	7.15	$188,859

The weighted average grant date fair value of options granted during the nine month period ending September 30, 2017 was $1.69 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $22,685 and $64,896, for the three and nine months ended September 30, 2017, respectively and $45,863 and $124,244 for the three and nine months ended September 30, 2016, respectively. Unrecognized compensation cost related to non-vested options at September 30, 2017 amounted to approximately $126,000, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following table summarizes information about outstanding stock warrants as of September 30, 2017, all of which are exercisable:

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

The Company expects its effective tax rate for the year ending December 31, 2017 to be zero due to its history of net operating losses and recording a full valuation allowance on deferred tax assets. As a result the Company estimated its effective tax rate for the three and nine months ended September 30, 2017 to be zero.

The Company’s use of net operating loss carryforwards may be subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax asset as of September 30, 2017 does not satisfy the realization criteria and has recorded a valuation allowance to offset the tax asset.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Accounts receivable	$6,506,104	$11,690,495
Allowance for doubtful accounts	3,111,378	9,508,708
Accounts receivable, net	$3,394,726	$2,181,787

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $7,133,260 and $20,713,314 for the three and nine months ended September 30, 2017 and $1,043,762 and $2,786,979 for the three and nine months ended September 30, 2016, respectively.

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the three months ended September 30, 2017 are as follows:

	Three Months ended September 30,
Adjusted Gross Profit	2017	2016	$ Change	% Change

Lease revenues and fees	$16,144,184	$12,072,493	$4,071,691	33.7
Lease merchandise sold	359,656	255,431	104,225	40.8
Less: Cost of merchandise sold	280,130	182,879	97,251	53.2
Less: Provision for doubtful accounts	4,681,832	3,501,023	1,180,809	33.7
Net revenues	11,541,878	8,644,022	2,897,856	33.5
Less: Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	8,146,293	5,525,701	2,620,592	47.4
Adjusted gross profit	$3,395,585	$3,118,321	$277,264	8.9
Gross profit margin	29%	36%
Net revenues as a percentage of cost of lease revenue	140%	155%

	Three Months ended September 30,
Adjusted EBITDA	2017		2016		$ Change	% Change

Net Loss	$(1,727,617)		$(2,613,492)		$885,875	(33.9)
Add back: Amortization of debt costs	118,404		118,404		-	-
Add back: Other amortization and depreciation	415,443		295,386		120,057	40.6
Add back: Interest expense	385,989		340,955		45,034	13.2
Add back: Stock compensation	22,685		45,863		(23,178)	(50.5)
Adjusted EBITDA	$(785,096	)*	$(1,812,884	)*	$1,027,788	(56.7)

Key performance metrics for the nine months ended September 30, 2017 are as follows:

	Nine Months ended September 30,
Adjusted Gross Profit	2017	2016	$ Change	% Change

Lease revenues and fees	$49,458,109	$32,505,343	$16,952,766	52.1
Lease merchandise sold	1,174,608	747,747	426,861	57.0
Less: Cost of merchandise sold	816,058	498,594	317,464	63.7
Less: Provision for doubtful accounts	14,357,461	9,260,469	5,096,992	55.0
Net revenues	35,459,198	23,494,027	11,965,171	50.9
Less: Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	24,733,915	16,817,016	7,916,899	47.1
Adjusted gross profit	$10,725,283	$6,677,011	$4,048,272	60.6
Gross profit margin	30%	28%
Net revenues as a percentage of cost of lease revenue	142%	139%

	Nine Months ended September 30,
Adjusted EBITDA	2017		2016		$ Change	% Change

Net Loss	$(4,345,131)		$(8,759,916)		$4,414,785	(50.4)
Add back: Amortization of debt costs	355,212		332,900		22,312	6.7
Add back: Other amortization and depreciation	1,181,279		778,125		403,154	51.8
Add back: Interest expense	1,256,475		1,112,642		143,833	12.9
Add back: Stock compensation	64,896		124,244		(59,348)	(47.8)
Adjusted EBITDA	$(1,487,269	)*	$(6,412,005	)*	$4,924,736	(76.8)

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

Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

The following table details operating results for the three months ended September 30, 2017 and 2016:

	2017	2016	$ Change	% Change

Total revenues	$16,503,840	$12,327,924	$4,175,916	33.9
Cost of lease revenue and merchandise sold	8,426,423	5,708,580	2,717,843	47.6
Provision for doubtful accounts	4,681,832	3,501,023	1,180,809	33.7
Marketing	994,576	2,442,243	(1,447,667)	(59.2)
Salaries and benefits	1,900,925	1,522,792	378,133	24.8
Other operating expenses	1,723,309	1,307,418	415,891	31.8
Operating loss	(1,223,225)	(2,154,132)	930,907	43.2
Interest expense	504,392	459,360	45,032	9.8
Net loss	$(1,727,617)	$(2,613,492)	$885,875	33.9

Total lease revenues for the three months ended September 30, 2017 were $16,503,839 compared to $12,327,924 for the three months ended September 30, 2016, representing an increase of $4,175,915, or 33.9%. FlexShopper originated 13,893 leases for the three months ended September 30, 2017 compared to 15,594 leases for the comparable period last year. FlexShopper is strategically optimizing and shifting marketing spend into the fourth quarter, a period of seasonally high demand. Cumulative growth in lease originations in current and prior periods, along with repeat customers, increases in lease values and efficient marketing spend are primarily responsible for the increase in revenue for the quarter.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2017 was $8,426,423 compared to $5,708,580 for the three months ended September 30, 2016, representing an increase of $2,717,843, or 47.6%. Cost of lease revenue and merchandise sold for the three months ended September 30, 2017 is comprised of depreciation expense on lease merchandise of $8,146,293 and the net book value of merchandise sold of $280,130. Cost of lease revenue and merchandise sold for the three months ended September 30, 2016 is comprised of depreciation expense on lease merchandise of $5,525,701, the net book value of merchandise sold of $182,879. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $4,681,832 and $3,501,023 for the three months ended September 30, 2017 and 2016, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates improvement in the performance of its lease portfolio as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the three months ended September 30, 2017 and 2016, $7,133,260 and $1,043,762 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The significant increase was due to there being a much smaller and younger portfolio of leases against which charge-offs were made in the prior year period.

Marketing expenses in the third quarter of 2017 were $994,576, compared to $2,442,243 in the third quarter of 2016 for a decrease of $1,447,667, or 59.2%. FlexShopper is strategically optimizing and shifting marketing spend into the fourth quarter, a period of seasonally high demand.

Salary and benefits expenses in the third quarter of 2017 were $1,900,925 compared to $1,522,792 in the third quarter of 2016 for an increase of $378,133, or 24.8%. Additional call center personnel needed to support the increase in revenues as well as continued investment in our software engineering team are the primary reasons for the increase in salaries and benefits expenses.

Operating expenses for the three months ended September 30, 2017 and 2016 included the following:

	Three months ended	Three months ended
	September 30, 2017	September 30, 2016
Amortization and depreciation	$533,847	$295,385
Computer and internet expenses	349,775	73,064
Legal and professional fees	185,291	170,101
Merchant bank fees	257,854	162,858
Stock compensation expense	22,685	45,863
Other	373,856	560,147
Total	$1,723,308	$1,307,418

Nine Months September 30, 2017 compared to Nine Months Ended September 30, 2016

The following table details operating results for the nine months ended September 30, 2017 and 2016:

	2017	2016	$ Change	% Change

Total revenues	$50,632,717	$33,253,090	$17,379,627	52.3
Cost of lease revenue and merchandise sold	25,549,973	17,315,610	8,234,363	47.5
Provision for doubtful accounts	14,357,461	9,260,469	5,096,992	55.0
Marketing	2,625,367	6,186,417	(3,561,050)	(57.6)
Salaries and benefits	5,567,082	4,258,753	1,308,329	30.7
Other operating expenses	5,266,278	3,546,215	1,720,063	48.5
Operating loss	(2,733,444)	(7,314,374)	4,580,930	62.6
Interest expense	1,611,687	1,445,542	166,145	11.5
Net loss	$(4,345,131)	$(8,759,916)	$4,414,785	50.4

Total lease revenues for the nine months ended September 30, 2017 were $50,632,717 compared to $33,253,090 for the nine months ended September 30, 2016, representing an increase of $17,379,627, or 52.3%. FlexShopper originated 43,992 leases for the nine months ended September 30, 2017 compared to 35,741 leases for the comparable period last year. Continued growth in repeat customers coupled with more efficient marketing spend is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2017 was $25,549,973 compared to $17,315,610 for the nine months ended September 30, 2016, representing an increase of $8,234,363, or 47.6%. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2017 is comprised of depreciation expense on lease merchandise of $24,733,915 and the net book value of merchandise sold of $816,058. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2016 is comprised of depreciation expense on lease merchandise of $16,817,016, the net book value of merchandise sold of $498,594. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $14,357,461 and $9,260,469 for the nine months ended September 30, 2017 and 2016, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates improvement in the performance of its lease portfolio as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. During the nine months ended September 30, 2017 and 2016, $20,713,314 and $2,786,979 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The significant increase was due to there being a much smaller and younger portfolio of leases against which charge-offs were made in the prior year period.

Marketing expenses in the first nine months of 2017 were $2,625,367, compared to $6,186,417 in the nine months of 2016 for a decrease of $3,561,050, or 57.6%. Recognizing the seasonality of its business and periods of less consumer demand for consumer electronics, the Company strategically reduced marketing expenditures to continue to optimize customer acquisition costs.

Salary and benefits expenses in the first nine months of 2017 were $5,567,082 compared to $4,258,753 for the same period of 2016 for an increase of $1,308,329, or 30.7%. Additional call center personnel needed to support the increase in leases and revenues as well as continued investment in our software engineering team to innovate and enhance our technology platform are the primary reasons for the increase in salaries and benefits expenses.

Operating expenses for the nine months ended September 30, 2017 and 2016 included the following:

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016
Amortization and depreciation	$1,536,491	$778,125
Computer and internet expenses	894,924	188,082
Legal and professional fees	706,480	446,591
Merchant bank fees	749,791	427,601
Stock compensation expense	64,896	124,244
Other	1,313,696	1,581,572
Total	$5,266,278	$3,546,215

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

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash of $3,825,835 compared to $13,093,333 at the same date in 2016.

As of September 30, 2017, the Company had net accounts receivable of $3,394,726 consisting of gross receivables of $6,506,104 offset by an allowance for doubtful accounts of $3,111,378. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

From the beginning of 2016 through September 30, 2017, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On February 11, 2016, FlexShopper entered into a secured promissory note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets.

2.

On March 29, 2016, we entered into a fourth amendment and waiver (the “Fourth Amendment”) to the credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). The Fourth Amendment amends the Credit Agreement to, among other things, increase the amount of the Borrowing Base (as defined in the Credit Agreement) until the earlier of (i) April 1, 2017 and (ii) the successful raising by the Company of at least $10,000,000 in equity funding (the “Equity Raise”). The Fourth Amendment also includes a waiver of (A) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (B) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of the Equity Raise. If we fail to maintain compliance with the covenants thereafter, the Lender would be able to accelerate the required repayment of amounts due under the Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the Credit Agreement.

3.	On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC, an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. In addition, the Company sold an additional 1,950 shares of Series 2 Convertible Preferred Stock to certain other investors at a subsequent closing in June 2016 for gross proceeds of $1.95 million.

4.	On January 27, 2017, the Borrower entered into a fifth amendment (the “Omnibus Amendment”) to the Credit Agreement. The Omnibus Amendment amends the Credit Agreement to, among other things, extend the Commitment Termination Date (as defined in the Credit Agreement) to April 1, 2018, lower the interest rate, require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,173,989 for the nine months ended September 30, 2017 and was primarily due to the increase in net revenues and gross profit and more efficient marketing spend for the period.

Net cash used by operating activities was $7,109,978 for the nine months ended September 30, 2016 and was primarily due to the net loss for the period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $1,487,442, comprised of $68,169 for the purchase of property and equipment and $1,419,273 for capitalized software costs.

For the nine months ended September 30, 2016, net cash used in investing activities was $1,436,701, comprised of $81,514 for the purchase of property and equipment and $1,355,187 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $2,273,208 for the nine months ended September 30, 2017, comprised of repayments of amounts borrowed under the Credit Agreement of $2,288,208, offset by proceeds from the exercise of stock options of $15,000.

Net cash provided by financing activities was $18,243,806 for the nine months ended September 30, 2016 primarily due to the proceeds from the sale of Series 2 Convertible Preferred Stock of $21,952,000 net of related costs of $1,519,339, and funds drawn on the Credit Agreement of $2,341,359, offset by repayments of amounts borrowed under the Credit Agreement of $4,172,714.

Capital Resources

The funds derived from the sale of FlexShopper’s common stock and Series 2 Convertible Preferred Stock and FlexShopper’s ability to borrow funds under the Credit Agreement have provided the liquidity and capital resources necessary for FlexShopper to purchase durable goods pursuant to lease-to-own transactions and to support FlexShopper’s current general working capital needs. Management believes that the financing transactions described in this section above successfully renegotiated or replaced on terms acceptable to the Company will provide sufficient liquidity and capital resources for our anticipated needs through at least August 2018. However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital sooner than expected. If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2017.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.       OTHER INFORMATION:

On November 10, 2017, we filed with the Delaware Secretary of State a Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (the “Certificate of Decrease”). A copy of the Certificate of Decrease is filed as an exhibit to this Form 10-Q.

ITEM 6.       EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
3.2	Certificate of Amendment to Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 14, 2016 and incorporated herein by reference)
3.3	Certificate of Amendment to Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 12, 2017 and incorporated herein by reference)
3.4	Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.4	Certificate of Designations of Series 1 Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.5	Certificate of Designations for Series 2 Convertible Preferred Stock, dated as of June 10, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.6	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

+ Indicates a management contract or any compensatory plan, contract or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 14, 2017	By:	/s/ Brad Bernstein
Brad Bernstein
Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer (Principal Financial and Accounting Officer)

