Form 10-K
period 2017-12-31
FlexShopper, Inc.
filed 2018-03-08
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37945

FLEXSHOPPER, INC.

  (Exact name of Registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2700 North Military Trail, Ste. 200
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (855) 353-9289

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-accelerated Filer:	☐	Smaller Reporting Company:	☒
(Do not check if a smaller reporting company)
		Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $12,162,748 (based on the closing price of the Registrant’s Common Stock on June 30, 2017 of $4.40 per share).

The number of shares outstanding of the Registrant’s Common Stock, as of March 8, 2018, was 5,294,501.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” “strategy,” “future,” “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding: the expansion of our lease-to-own program; expectation concerning our partnerships with retail partners; investments in, and the success of, our underwriting technology and risk analytics platform; our ability to collect payments due from customers; expected future operating results and; expectations concerning our business strategy.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;
●	our ability to obtain adequate financing to fund our business operations in the future;
●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;
●	our ability to maintain compliance with financial covenants under our credit agreement;
●	our dependence on the success of our third-party retail partners and our continued relationships with them;
●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;
●	the failure to protect the integrity and security of customer and employee information; and
●	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion; and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

Introduction

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006 with its common stock trading on the Nasdaq Capital Market under the symbol “FPAY.” On October 16, 2013, we changed our corporate name from Anchor Funding Services, Inc. to FlexShopper, Inc. FlexShopper owns 100% of FlexShopper, LLC, a limited liability company organized under the laws of North Carolina in 2013. Since the sale of the assets of Anchor Funding Services LLC, which sale was completed in a series of transactions between April and June 2014, FlexShopper is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC wholly owns, directly or indirectly, two Delaware subsidiaries, FlexShopper 1, LLC and FlexShopper 2, LLC. All references to our business operations refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets), smartphones and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation, including through an extensive online experience. Our customers can acquire well-known brands such as Samsung, Frigidaire, Hewlett-Packard, LG, Whirlpool, Simmons, Philips, Ashley, Apple and more. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using our “LTO Engine,” FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods to within seconds. The LTO Engine is the basis for FlexShopper’s primary sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels, as described in further detail below. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

INDUSTRY OVERVIEW

The LTO industry offers consumers an alternative to traditional methods of obtaining electronics, computers, home furnishings, appliances and other durable goods. FlexShopper’s customers typically do not have sufficient cash or credit to obtain these goods, so they find the short-term nature and affordable payments of LTO attractive. In a typical LTO transaction, the customer has the option to acquire merchandise over a fixed term, usually 12 to 24 months, normally by making weekly lease payments. The customers may cancel the agreement as prescribed in the lease agreement by returning the merchandise, generally with no further lease obligation if their account is current. If customers lease the item to the full term, they obtain ownership of the item, though they can choose to buy it at any time prior to expiration of the term. FlexShopper’s current fixed term to acquire ownership is fifty-two weeks.

Non-prime consumers represent the largest segment of the credit market.    Today, approximately 30% of Americans have low credit scores according to Experian, and approximately 8% of Americans are credit invisible, or have no credit history, according to the Consumer Financial Protection Bureau. This segment of consumers represents a significant and underserved market.

Banks do not adequately serve the non-prime.    Following the last decade’s financial crisis, most banks tightened their underwriting standards and increased their minimum FICO score requirements for borrowers, leaving non-prime borrowers with severely reduced access to traditional credit. Despite the improving economy, banks continue to underserve the non-prime consumer. According to research based on securitization data for the five major credit card issuers, it is estimated that the revolving credit available to non-prime U.S. borrowers was reduced by approximately $142 billion from 2008 to 2016. This reduction has had a profound impact on non-prime consumers in the U.S. who typically have little to no savings. FlexShopper believes that there is a growing need for a flexible LTO product that offers the convenience of a digital in-store, online, or mobile experience.

Direct Potential Addressable Market Size Totaling $20 Billion - $25 Billion:

According to KeyBanc Capital Markets’ research, the current addressable market size for non-prime consumers is between $20 and $25 billion, with consumer electronics constituting 43% of such amount. To date, we have been successful underwriting consumer electronics online and believe this is one of our competitive advantages.

GROWTH OPPORTUNITIES AND STRATEGIES

Like many industries, the internet and other technology is transforming the LTO industry. FlexShopper has positioned itself to take advantage of this transformation by focusing on the expansion of the LTO industry online and into mainstream retail and e-tail. The brick-and-mortar LTO industry currently serves approximately 3.4 million consumers annually, generating approximately $6.1 billion in sales primarily through approximately 6,700 LTO brick and mortar stores. Through its strategic sales channels FlexShopper believes it can expand the LTO industry, also known as the rent-to-own or RTO industry. FlexShopper has successfully developed and is currently processing LTO transactions using its “LTO Engine,” FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods to within seconds. The LTO Engine is the basis for FlexShopper’s primary sales channels, which include B2C and B2B channels, illustrated in the diagram below:

We believe we have created a unique platform whereby our B2B and B2C sales channels beneficially advance each other. For our B2C channels, we directly market to our consumers LTO opportunities at FlexShopper.com, where they can choose from over 150,000 of the latest products shipped directly to them by certain of the nation’s largest retailers. This generates sales for our retail partners, which encourages them to incorporate our B2B solutions into their online and in-store sales channels. The lease originations by our retail partners using our B2B channels, which have no customer acquisition cost to us, subsidize our B2C customer acquisition costs. Meanwhile, our B2C marketing promotes FlexShopper.com, which provides incremental sales for our retail partners as well as benefitting our FlexShopper.com business.

To achieve our goal of being the preeminent “pure play” virtual LTO leader, we intend to execute the following strategies:

Continue to grow FlexShopper into a dominant LTO brand.   Given strong consumer demand and organic growth potential for our LTO solutions, we believe that significant opportunities exist to expand our presence within current markets via existing marketing channels. As non-prime consumers become increasingly familiar and comfortable with our retail kiosk partnerships, online marketplace and mobile solutions, we plan to capture the new business generated as they migrate away from less convenient legacy brick-and-mortar LTO stores.

Expand the range of customers served.  We continue to evaluate new product and market opportunities that fit into our overall strategic objective of delivering next-generation retail, online and mobile LTO terms that span the non-prime/near-prime credit spectrum. For example, we are evaluating products with lower fees that would be more focused on the needs of more creditworthy subprime consumers that prefer a less expensive LTO option. In addition, we are continually focused on improving our analytics to effectively underwrite and serve consumers within those segments of the non-prime credit spectrum that we do not currently reach, including profitable deeper penetration of the sub-prime spectrum. We believe the current generation of our underwriting model is performing well and will continue to improve over time as its data set expands.

Pursue additional strategic retail partnerships.     We intend to continue targeting regional and national retailers to expand our B2B sales channels. As illustrated in the diagram above, we believe we have the best omnichannel solution for retailers to “save the sale” with LTO options. In retail, the phrase “save the sale” means offering consumers other finance options when they don’t qualify for traditional credit. We expect these partnerships to provide us with access to a broad range of potential new customers, with low customer acquisition costs.

Expand our relationships with existing customers and retail partners.    Customer acquisition costs represent one of the most significant expenses for us due to our high percentage of online customers. In comparison, no acquisition cost is incurred for customers acquired through our retail partnerships. We will seek to expand our strong relationships with existing customers by providing qualified customers with increased spending limits or offering other products and services to them, as well as seek to grow our retail partnerships to reduce our overall acquisition cost.

Continue to optimize marketing across all channels. Since we began marketing our services to consumers in 2014, we have made significant progress in targeting our customers and lowering our customer acquisition costs. This is across different media including direct response television and digital channels such as social media, email, and search engines.

COMPETITION AND OUR COMPETITIVE STRENGTHS

The LTO industry is highly competitive. Our operation competes with other national, regional and local LTO businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases nearly instantaneously, in a manner similar to that provided by FlexShopper’s proprietary technology. We believe the following competitive strengths differentiate us:

Underwriting and Risk Management

Industry-leading technology and proprietary risk analytics optimized for the non-prime credit market. We have made substantial investments in our underwriting technology and analytics platforms to support rapid scaling, innovation and regulatory compliance. Our team of data scientists and risk analysts uses our risk infrastructure to build and test strategies across the entire underwriting process, using alternative credit data, device authentication, identity verification, and many more data elements. We believe our real-time proprietary technology and risk analytics platform is better than our competitors’ in underwriting online consumers and consumer electronics; most of our peers focus on in-store consumers that acquire furniture, which we believe are easier to underwrite. In addition, all our applications are processed instantly with approvals and spending limits provided within seconds of submission.

Better LTO Products for Consumers and Retailers

Largest online LTO marketplace. We have made substantial investments in our custom e-commerce platform to provide consumers the greatest selection of popular brands delivered by certain of the nation’s largest retailers, including Best Buy, Amazon, Walmart, Overstock, Serta and many more. Our platform is custom-built for online LTO transactions, which include underwriting our consumers, serving them compliant state leases, syncing and communicating with our retail partners to fulfill orders and all front- and back-end customer relationship management functions, including collections and billing. The result is a comprehensive technology platform that manages all facets of our business and enables us to scale with hundreds of thousands of visitors and products.

A better omnichannel “save the sale” product for retailers. We believe that we have the best omnichannel solution for retailers to “save the sale” with LTO options. To our knowledge, no competitor has an LTO marketplace that provides retailers incremental sales with no acquisition cost. In addition, compared to our peers, our product for consumers requires no money down and typically fewer application fields. We believe this leads to more in-store and online sales. We also believe that we have the best LTO payment technology at checkout for e-tailers, whereby consumers can seamlessly checkout out on a third party’s e-commerce site with our LTO payment plugin.

We provide LTO consumers an “endless aisle” of products for lease-to-own. As illustrated by our B2C channels in the above diagram, we offer consumers three ways to acquire products on an LTO basis. At FlexShopper.com our customers can choose from over 150,000 of the latest products shipped by certain of the nation’s largest retailers. If customers want products that are not available on our marketplace, they may use our “personal shopper” service and simply complete a form with a link to the webpage of the desired durable good. We also offer consumers the ability to acquire durable goods with our FlexShopper Wallet smartphone application available on Apple and Android devices. With FlexShopper Wallet, consumers may apply for a spending limit and take a picture of a qualifying item in any major retail store and we will fill the order for them. With our B2C channels we believe we are providing LTO consumers with a superior LTO experience and fulfilling our mission to help improve their quality of life by shopping for what they want where they want.

A Lean and Scalable Model

Compared to the brick-and-mortar LTO industry, which is suffering from the same headwinds as traditional retail stores and declining sales, we have been successful in addressing the LTO consumer through online channels as illustrated in the chart below.

We believe our model is more efficient and scalable for the following reasons:

We have no inventory risk and are completely drop-ship. We do not have any of the costs associated with buying, storing and shipping inventory. Instead, our suppliers ship goods directly to consumers.

We serve LTO consumers across the United States without brick-and-mortar stores. We do not have any of the costs associated with physical stores and the personnel needed to operate them.

As our sales grow we achieve more operating leverage. Our model is primarily driven by a technology platform that does not require significant increases in operating overhead to support sales growth.

The Rental Purchase Transaction

A rental purchase transaction is a flexible alternative for consumers to obtain and enjoy brand name merchandise with no long-term obligation. Key features of rental purchase transactions include:

Brand name merchandise. FlexShopper offers well-known brands such as LG, Samsung, Sony and Vizio home electronics; Frigidaire, General Electric, LG, Samsung and Whirlpool appliances; Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; Samsung and Apple smartphones; and Ashley, Powell and Standard furniture among other brands.

Convenient payment options. Our customers make payments on a weekly, bi-weekly or monthly basis. Payments are automatically deducted from the customer’s authorized checking account or debit card. Additionally, customers may make additional payments or exercise early payment options, which enable them to save money.

No long-term commitment. A customer may terminate a rental purchase agreement at any time with no long-term obligation by paying amounts due under the rental purchase agreement and returning the item to FlexShopper.

Applying has no impact on credit or FICO score. We do not use FICO scores to determine customers’ spending limits so our underwriting does not impact consumers’ credit with the three main credit bureaus

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer makes all payments during the lease term, which is one year, or exercises early payment options, which typically save the customer money.

SALES AND MARKETING

B2C Channels

We use a multi-channel, analytics-powered approach to marketing our products and services, with both broad-reach and highly-targeted channels, including television, digital, telemarketing and marketing affiliates. The goal of our marketing is to promote our brand and primarily to directly acquire new customers at a targeted acquisition cost. Our marketing strategies include the following:

Direct response television advertising. We use television advertising supported by our internal analytics and media buys from a key agency to drive and optimize website traffic and lease originations.

Digital acquisition. Our online marketing efforts include pay-per-click, keyword advertising, search engine optimization, marketing affiliate partnerships, social media programs and mobile advertising integrated with our operating systems and technology from vendors that allow us to optimize customer acquisition tactics within the daily operations cycle. In 2017 we created and launched our automated digital pay-per-click advertising platform, FLEX-AADS, which enabled us to scale up our pay-per-click marketing by utilizing better segmentation techniques and statistical models that can optimize our bidding adjustments.

User experience and conversion. We measure and monitor website visitor usage metrics and regularly test website design strategies to improve customer experience and conversion rates.

B2B Channels

We use internal business development personnel and outside consultants that focus on engaging retailers and e-tailers to use our services. This includes promoting FlexShopper at key trade shows and conferences.

MANAGEMENT INFORMATION SYSTEMS

FlexShopper uses computer-based management information systems to facilitate its entire business model, including underwriting, processing transactions through its sales channels, managing collections and monitoring leased inventory. Through the use of our proprietary software developed in-house, each of our retail partners uses our online merchant portal that automates the process of consumers receiving spending limits and entering into leases for durable goods generally to within seconds. The management information system generates reports which enable us to meet our financial reporting requirements.

GOVERNMENT REGULATIONS

The LTO industry is regulated by and subject to the requirements of various federal, state and local laws and regulations, many of which are in place for consumer protection. In general, such laws regulate, among other items, applications for leases, late fees, finance rates, disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws and regulations may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings. In 2016, the Company enhanced its compliance department by hiring a Chief Compliance Counsel. See the section of this report captioned “Risk Factors” below for more information with respect to governmental laws and regulations and their effect on our business.

INTELLECTUAL PROPERTY

FlexShopper has provisional patent applications pending in the U.S. Patent and Trademark Office (“USPTO”) for systems that enable consumers to obtain products on an LTO basis using mobile devices and tablets and for an LTO method of payment at check-out on e-commerce sites. We can provide no assurances that FlexShopper will be granted any patents by the USPTO. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent pending systems are central to our business model and we believe give us a key competitive advantage. We also rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See the section captioned “Risk Factors” below for more information on and risk associated with respect to our intellectual property.

Operations and Employees of FlexShopper

Brad Bernstein, our Chief Executive Officer, manages our day-to-day operations and internal growth and oversees our growth strategy. FlexShopper’s management also includes a Chief Financial Officer and a Chief Risk Officer. In addition, FlexShopper has a customer service and collections call center. As of December 31, 2017, FlexShopper had 154 employees, all of whom were full time.

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K, in evaluating us and our business.  Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline.

Our limited operating history makes it difficult to evaluate our business to date and assess our future viability. FlexShopper, LLC, which was formed in June 2013 to enter the LTO business, has a limited operating history upon which investors may judge our performance and has incurred net losses. Our ability to achieve profitability in this business will depend upon many factors, including, without limitation, our ability to execute our growth strategy and technology development, obtain sufficient capital, develop relationships with third-party retail partners, adapt to fluctuations in the economy and modify our strategy based on the degree and nature of competition. Our senior management team has very limited experience in the LTO industry. While we believe our FlexShopper business model will be successful, prior success of our senior management in other businesses should not viewed as an indication that we will be profitable. We can provide no assurances that our operations will ever be profitable.

We will require additional financing to achieve our business plans. We believe with our proprietary technology there is a significant market opportunity to expand the LTO market. However, we may be unable to successfully implement our ambitions of targeting very large markets in an intensely competitive industry segment without significantly increasing our resources. We do not currently have sufficient funds to fully implement our business plan and will need to raise capital through new financings. Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources. In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders. There can be no assurance that additional funds will be available on terms attractive to us, or at all. If adequate funds are not available, we may be required to curtail or reduce our operations or forced to sell or dispose of our rights or assets. An inability to raise adequate funds on commercially reasonable terms would have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds could cause our business to fail and liquidate with little or no return to investors.

Our business liquidity and capital resources are dependent upon our credit agreement with an institutional lender and our compliance with the terms thereof. We will lose access to new loans under our credit agreement in August 2018 and will need to extend or replace the credit agreement before its maturity in August 2019. If we are unable to successfully extend or replace the credit agreement in a timely manner, our future financial condition and liquidity would be materially adversely affected. FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on the Borrower’s cash on hand and the Amortized Order Value of the Borrower’s Eligible Leases (as such terms are defined in the Credit Agreement), less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $25,000,000 from the Lender for a term of two years; however, as of December 31, 2017, there was approximately $1,061,000 in additional availability under the Credit Agreement and the outstanding balance under the Credit Agreement was $18,950,000. The Lender holds security interests in certain leases as collateral under the Credit Agreement. For the term of the Credit Agreement, FlexShopper and its subsidiaries may not incur additional indebtedness (subject to certain exceptions) without the permission of the Lender. In addition, the Lender and its affiliates have a right of first refusal on certain FlexShopper transactions involving leases or other financial products. The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of the Borrower in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against the Borrower and bankruptcy events.

On January 9, 2018, the Credit Agreement was amended to extend the Commitment Termination Date (as defined therein) from April 1, 2018 to August 31, 2018. Upon the Commitment Termination Date, the Lender is no longer obligated to lend money to the Borrower and all amounts outstanding under the Credit Agreement will be due on the twelve-month anniversary thereof. We are currently exploring various possible financing options that may be available to us, which may include extension, modification or refinancing of the Credit Agreement and/or a sale of our securities. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may be forced to significantly curtail or suspend our operations.

Failure to effectively manage our costs could have a material adverse effect on our profitability. Certain elements of our cost structure are largely fixed in nature while consumer spending remains uncertain, which makes it challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency mean that the need to achieve efficient operations is greater than ever. As a result, we must continuously focus on managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, charge-offs or indirect spending could materially adversely affect our profitability.

Our LTO business depends on the success of our third-party retail partners and our continued relationships with them. Our revenues depend in part on the relationships we have with third-party retailers we work with to offer our LTO services. We have entered into a variety of such arrangements and expect to seek additional such relationships in the future. However, for a variety of reasons we not be successful in these efforts. If our retail partners do not satisfy their obligations to us, we are unable to meet our retail partners’ expectations and demands or we are unable to reach agreements with additional suitable retail partners, we may fail to meet our business objectives. The terms of any additional retail partnerships or other strategic arrangements that we establish may not be favorable to us. Our inability to successfully implement retail partnerships and strategic arrangements could adversely affect our business, financial condition and results of operations. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retailer’s election. There can be no assurance that we will be able to continue our relationships with our retail partners on the same or more favorable terms in future periods or that these relationships will continue beyond the terms of our existing contracts with our retail partners. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our business to lose customers, substantially decreasing our revenues and earnings growth.

Our growth will depend on our ability to develop our brands, and these efforts may be costly. Our ability to develop the FlexShopper brand will be critical to achieving widespread acceptance of our services and will require a continued focus on active marketing efforts. We will need to continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among our customers. If we fail to promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to do so, our business would be harmed.

Our LTO business depends on the continued growth of online and mobile commerce. The business of selling goods over the internet and mobile networks is dynamic and relatively new. Concerns about fraud, privacy and other problems or lack of access may discourage additional consumers from adopting the internet or mobile devices as modes of commerce or may prompt consumers to offline channels. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer internet analogues to such traditional retail means, such as the retailer’s own website, to our offerings. If these consumers prove to be less active than we expect due to lower levels of willingness or ability to use the internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, traffic congestion on the internet or mobile network outages or delays, disruptions or other damage to users’ computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new users, our business could be adversely impacted.

Failure to successfully manage and grow our FlexShopper.com e-commerce platform could materially adversely affect our business and future prospects. Our FlexShopper.com e-commerce platform provides customers the ability to apply, shop, review our product offerings and prices and enter into lease agreements as well as make payments on existing leases from the comfort of their homes and on their mobile devices. Our e-commerce platform is a significant and essential component of our strategic plan and we believe will drive future growth of our business. In order to promote our products and services and allow customers to transact online and reach new customers, we must effectively maintain, improve and grow our e-commerce platform. There can be no assurance that we will be able to maintain, improve or grow our e-commerce platform in a profitable manner.

The success of our business is dependent on factors affecting consumer spending that are not under our control. Consumer spending is affected by general economic conditions and other factors including levels of employment, disposable consumer income, prevailing interest rates, consumer debt and availability of credit, inflation, recession and fears of recession, tax rates and rate increases, timing of receipt of tax refunds, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Unfavorable changes in factors affecting discretionary spending could reduce demand for our products and services, such as consumer electronics and residential furniture, resulting in lower revenue and negatively impacting our business and its financial results.

Our customer base presents significant risk of default for non-payment. We bear the risk of non-payment or late payments by our customers. The nature of our customer base makes it sensitive to adverse economic conditions and, in the event of an economic downturn, less likely to meet our prevailing underwriting standards, which may be more restrictive in an adverse economic environment. As a result, during such periods we may experience decreases in the growth of new customers, and we may curtail spending limits to existing customers, which may adversely affect our net sales and potential profitability.

Our customers can return merchandise without penalty.  When our customers acquire merchandise through the FlexShopper LTO program, we purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled 4.4% of leased merchandise at December 31, 2017.

We rely on third-party credit/debit card and ACH (Automated Clearing House) processors to process collections from customers on a weekly basis. Our ability to collect from customers could be impaired if these processors do not work with us. These third-party payment processors may consider our business a high risk since our customer base has a high incidence of insufficient funds and rejected payments. This could cause a processor to discontinue its services to us, and we may not be able to find a replacement processor. If this occurs, we would have to collect from our customers using less efficient methods, which would adversely impact our collections, revenues and our financial performance.

We rely on internal models to manage risk, to provide accounting estimates and to make other business decisions. Our results could be adversely affected if those models do not provide reliable estimates or predictions of future activity. The accurate modeling of risks is critical to our business, particularly with respect to managing underwriting and spending limits for our customers. Our expectations regarding customer repayment levels, as well as our allowances for doubtful accounts and other accounting estimates, are based in large part on internal modeling. We also rely heavily on internal models in making a variety of other decisions crucial to the successful operation of our business. It is therefore important that our models are accurate, and any failure in this regard could have a material adverse effect on our results. However, models are inherently imperfect predictors of actual results because they are based on historical data available to us and our assumptions about factors such as demand, payment rates, default rates, delinquency rates and other factors that may overstate or understate future experience. Our models could produce unreliable results for a number of reasons, including the limitations or lack of historical data to predict results, invalid or incorrect underlying assumptions or data, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models or inappropriate application of a model to products or events outside of the model’s intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case recently. Due to the factors described above, resulting unanticipated and excessive default and charge-off experience can adversely affect our profitability and financial condition, breach covenants in our credit agreement, limit our ability to secure a future credit facility and adversely affect our ability to finance our business.

Our operations are regulated by and subject to the requirements of various federal and state laws and regulations. These laws and regulations, which may be amended or supplemented or interpreted by the courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition. Currently, nearly every state and the District of Columbia specifically regulate LTO transactions. At the present time, no federal law specifically regulates the LTO industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations. Most of the states that regulate LTO transactions have enacted disclosure laws that require LTO companies to disclose to their customers the total number of payments, the total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. In addition, certain restrictive state lease purchase laws limit the total amount that a customer may be charged for an item, or regulate the “cost-of-rental” amount that LTO companies may charge on LTO transactions, generally defining “cost-of-rental” as lease fees paid in excess of the “retail” price of the goods. There has been increased legislative attention in the United States, at both the federal and state levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the LTO industry. We cannot guarantee that the federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us. In addition to the risk of lawsuits related to the laws that regulate LTO transactions, we could be subject to lawsuits alleging violations of federal and/or state laws and regulations relating to consumer tort law, including fraud, consumer protection, information security and privacy. A large judgment against us could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

Our virtual LTO business differs in some potentially significant respects from the risks of a typical LTO brick-and-mortar store business, which implicates certain additional regulatory risks.

We offer LTO products directly to consumers through our e-commerce marketplace and through the stores and e-commerce sites of third-party retailers. This novel business model implicates certain regulatory risk including, among others:

●	possibly different regulatory risks than applicable to traditional brick-and-mortar LTO stores, whether arising from the offer by third-party retailers of FlexShopper’s B2B solutions alongside traditional cash, check or credit payment options or otherwise, including the risk that regulators may mistakenly treat virtual LTO transactions as some other type of transaction that would face different and more burdensome and complex regulations;

●	reliance on automatic bank account drafts for lease payments, which may become disfavored as a payment method for these transactions by regulators;

●	potential that regulators may target the virtual LTO transaction and/or adopt new regulations or legislation (or existing laws and regulations may be interpreted in a manner) that negatively impact FlexShopper’s ability to offer virtual LTO programs through third-party retail partners;

●	potential that regulators may attempt to force the application of laws and regulations on FlexShopper’s virtual LTO business in inconsistent and unpredictable ways that could increase the compliance-related costs incurred by FlexShopper, and negatively impact FlexShopper’s financial and operational performance; and

●	indemnification obligations to FlexShopper retail partners and their service providers for losses stemming from FlexShopper’s failure to perform with respect to its products and services.

Any of these risks could have a material adverse effect on FlexShopper’s business.

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

If we fail to protect the integrity and security of customer and employee information, we could damage our reputation or be exposed to litigation or regulatory enforcement, and our business could be adversely impacted. We collect and store certain personal information provided to us by our customers and employees in the ordinary course of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our network security and, if successful, misappropriate confidential customer or employee information. In addition, one of our employees, contractors or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Loss of customer or employee information could disrupt our operations, damage our reputation and expose us to claims from customers, employees, regulators and other persons, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, the costs associated with information security, such as increased investment in technology, the costs of compliance with privacy laws and costs incurred to prevent or remediate information security breaches, could adversely impact our business.

The transactions offered to consumers by our businesses may be negatively characterized by consumer advocacy groups, the media and certain federal, state and local government officials, and if those negative characterizations become increasingly accepted by consumers and/or FlexShopper’s retail partners, demand for our goods and the transactions we offer could decrease and our business could be materially adversely affected. Certain consumer advocacy groups, media reports and federal and state legislators have asserted that laws and regulations should be broader and more restrictive regarding LTO transactions. The consumer advocacy groups and media reports generally focus on the total cost to a consumer to acquire an item, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. This “cost-of-rental” amount, which is generally defined as lease fees paid in excess of the “retail” price of the goods, is from time to time characterized by consumer advocacy groups and media reports as predatory or abusive without discussing benefits associated with LTO programs or the lack of viable alternatives for our customers’ needs. If the negative characterization of these types of LTO transactions becomes increasingly accepted by consumers or FlexShopper’s retail and merchant partners, demand for our products and services could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of transactions is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition. The vast expansion and reach of technology, including social media platforms, has increased the risk that our reputation could be significantly impacted by these negative characterizations in a relatively short amount of time. If we are unable to quickly and effectively respond to such characterizations, we may experience declines in customer loyalty and traffic and our relationships with our retail partners may suffer, which could have a material adverse effect on our business, results of operations and financial condition.

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Further, FlexShopper is seeking to hire additional qualified management for its FlexShopper business. Competition for qualified management personnel is intense, and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to FlexShopper. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers, although we entered into employment contracts with Brad Bernstein, our Chief Executive Officer and President, and Russ Heiser, our Chief Financial Officer. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations. Our workforce is comprised primarily of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees, including from retailers and the restaurant industries. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to current employees could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Employee misconduct or misconduct by third parties acting on our behalf could harm us by subjecting us to monetary loss, significant legal liability, regulatory scrutiny and reputational harm. Our reputation is critical to maintaining and developing relationships with our existing and potential customers and third parties with whom we do business. There is a risk that our employees or the employees of a third-party retailer with whom we partner could engage in misconduct that adversely affects our reputation and business. For example, if an employee or a third party associated with our business were to engage in, or be accused of engaging in, illegal or suspicious activities including fraud or theft of our customers’ information, we could suffer direct losses from the activity and, in addition, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial condition, customer relationships and ability to attract future customers. Employee or third-party misconduct could prompt regulators to allege or to determine based upon such misconduct that we have not established adequate supervisory systems and procedures to inform employees of applicable rules or to detect violations of such rules. The precautions that we take to detect and prevent misconduct may not be effective in all cases. Misconduct by our employees or third-party contractors, or even unsubstantiated allegations of misconduct, could result in a material adverse effect on our reputation and our business. Our operations are subject to certain laws generally prohibiting companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, such as the U.S. Foreign Corrupt Practices Act, and similar anti-bribery laws in other jurisdictions. Our employees, contractors or agents may violate the policies and procedures we have implemented to ensure compliance with these laws. Any such improper actions could subject us to civil or criminal investigations, could lead to substantial civil and criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could cause us to incur significant legal fees, and could damage our reputation.

Competition in the LTO business is intense. The LTO industry is highly competitive. Our operation competes with other national, regional and local LTO businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases nearly instantaneously, in a manner similar to that provided by FlexShopper’s proprietary technology. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms. We believe we do not currently have significant competition for our online LTO marketplace and patent-pending LTO payment method. However, such competition is likely to develop over time, and we may be unable to successfully compete in our target markets. We can provide no assurances that we will be able to successfully compete in the LTO industry.

Worsening of current economic conditions could result in decreased revenues or increased costs. Although we believe an economic downturn can result in increased business in the LTO market as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the conditions continue for a significant period of time, or get worse, consumers may curtail spending on all or some of the types of merchandise we offer, in which event our revenues may suffer.

Continuation or worsening of current economic conditions faced by a portion of our customer base could result in decreased revenues. The geographic concentration of our retail partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences. Much of our customer base continues to experience prolonged economic uncertainty and, in certain areas, unfavorable economic conditions. We believe that the extended duration of that economic uncertainty and unfavorable economic conditions may be resulting in our customers curtailing purchases of the types of merchandise we offer, or entering into agreements that generate smaller amounts of revenue for us (i.e., a 90-day same-as-cash option), resulting in decreased revenues for FlexShopper. Any increases in unemployment or underemployment within our customer base may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses. In addition, our retail partners as well as our online customer base are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our retail partners and online customers.

We are subject to sales, income and other taxes, which can be difficult and complex to calculate due to the nature of our business. A failure to correctly calculate and pay such taxes could result in substantial tax liabilities and a material adverse effect on our results of operations. The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the LTO industry generally and our virtual LTO business more specifically. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the LTO industry and e-commerce and, therefore, in many cases it is not clear how existing statutes apply to our various businesses. In addition, governments are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. This also could result in other adverse changes in or interpretations of existing sales, income and other tax regulations. For example, from time to time, some taxing authorities in the United States have notified us that they believe we owe them certain taxes imposed on transactions with our customers. Although these notifications have not resulted in material tax liabilities to date, there is a risk that one or more jurisdictions may be successful in the future, which could have a material adverse effect on our results of operations.

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

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.   We have filed provisional patents for a system that enables consumers to buy products on an LTO basis using mobile devices and tablets and for an LTO method of payment at check-out on e-commerce sites. We can provide no assurances that we will be granted any patents by the USPTO. We regard our pending patents, trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success. In particular, we believe certain proprietary information, including but not limited to our underwriting model, and patent-pending systems are central to our business model, and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers and others to protect our proprietary rights. We may be unable to prevent third parties from acquiring trademarks, service marks and domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to protect our domain names could affect adversely our reputation and brand, and make it more difficult for users to find our website. We may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent parties from infringing or misappropriating our proprietary rights. We can be at risk that others will independently develop or acquire equivalent or superior technology or other intellectual property rights. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. We cannot be certain that the intellectual property used in our business does not and will not infringe the intellectual property rights of others, and we are from time to time subject to third party infringement claims. Due to recent changes in patent law, we face the risk of a temporary increase in patent litigation due to new restrictions on including unrelated defendants in patent infringement lawsuits in the future particularly from entities that own patents but that do not make products or services covered by the patents. Any third party infringement claims against us, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. Moreover, should we be found liable for infringement, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all.

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

Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. As a public reporting company subject to the rules and regulations established from time to time by the SEC and the NASDAQ, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Because of their significant stock ownership and ability to select nominees to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decisions. B2 FIE V LLC (“B2 FIE”), a holder of Series 2 Convertible Preferred Stock described under “Recent Financings” in Item 7 below, beneficially owns 26.3% of the voting power of our outstanding stock as of March 8, 2018. Our secured lender described under this Item 1A and Item 7 below beneficially owns 15.5% of the voting power of our outstanding stock as of March 8, 2018. Also, our executive officers and directors beneficially own an additional 3.5% of the voting power of our outstanding stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Additionally, pursuant to Investor Rights Agreements entered into in connection with their investments in the Company, each of B2 FIE and our secured lender currently has the right to designate on our Board of Directors two and one nominee, respectively. As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our common stock may fluctuate significantly. During the fiscal year ended December 31, 2017, the price for our common stock on the Nasdaq Capital Market ranged from $3.10 to $6.56. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed in this Risk Factors section, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; our ability to meet market expectations with respect to the growth and profitability of each of our operating segments; quarterly variations in our competitors’ results of operations; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our common stock could fluctuate as a result. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Product safety and quality control issues, including product recalls, could harm our reputation, divert resources, reduce sales and increase costs. The products we lease are subject to regulation by the U.S. Consumer Product Safety Commission and similar state regulatory authorities. Such products could be subject to recalls and other actions by these authorities. Product safety or quality concerns may require us to voluntarily remove selected products from our e-commerce site, or from our customers’ homes. Such recalls and voluntary removal of products can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs, which could have a material adverse effect on our financial condition. In addition, given the terms of our lease agreements with our customers, in the event of such a product quality or safety issue, our customers who have leased the defective merchandise from us could terminate their lease agreements for that merchandise and/or not renew those lease arrangements, which could have a material adverse effect on our financial condition if we are unable to recover those losses from the vendor who supplied us with the defective merchandise.

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

If we sell shares of our common stock or securities convertible into our common stock in future financings, the ownership interest of existing shareholders will be diluted and, as a result, our stock price may go down. We may from time to time issue additional shares of common stock, possibly at a discount from the current trading price of our common stock. As a result, our existing shareholders will experience immediate dilution upon the purchase of any shares of our Common Stock sold at a discount. For example, in connection with the sale of Series 2 Preferred Stock in June 2016, FlexShopper raised approximately $22.0 million in net proceeds through direct sales of 21,952 shares of Series 2 Preferred Stock, each share of which is convertible into 123.4568 shares of our common stock. As other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future. If we issue common stock or securities convertible into common stock, our shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

Our principal office is located in Boca Raton, Florida, where we currently lease 8,836 square feet of office space to accommodate FlexShopper’s business and its employees. The monthly rent for this space is approximately $14,000 with annual three percent increases throughout the lease term, which expires in June 2019.

In September 2015, we entered into a 48-month lease for additional office space in Fort Lauderdale, Florida to accommodate our call and customer service center. The monthly base rent including operating expenses is approximately $5,200 with annual three percent increases throughout the lease term.

In August 2017, FlexShopper entered into a 12 month lease with options for two additional three year terms for storefront space in West Palm Beach, Florida to accommodate FlexShopper’s repossession retail sales operation. The monthly base rent including operating expenses is approximately $2,000 with annual four percent increases throughout the lease term.

Item 3. Legal Proceedings

We are not currently a party to any material pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Capital Market under the symbol “FPAY” since November 2016. It previously traded on the OTCQB. The following table sets forth the range of high and low sales prices of our common stock for each full quarterly period within the two most recent fiscal years. All prices in the table below reflect the 1-for-10 reverse stock split of our common stock effected in October 2016.

	High	Low

2016 - Quarter Ended
December 31	$8.00	$4.80
September 30	5.80	4.60
June 30	6.00	3.00
March 31	6.80	2.50

2017 - Quarter Ended
December 31	$5.55	$3.21
September 30	6.56	3.10
June 30	4.80	3.66
March 31	6.00	4.24

Holders of Record

As of March 8, 2018, there were 519 holders of record of shares of our common stock.

Dividend Policy

We have not paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities and other factors that our Board of Directors deems relevant.

Item 6.  Selected Financial Data

The information required by Item 6 is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

Executive Overview

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006 with its common stock trading on the Nasdaq Capital Market under the symbol “FPAY.” All references to our business operations refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets), smartphones and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation, including through an extensive online experience. Our customers can acquire well-known brands such as Samsung, Frigidaire, Hewlett-Packard, LG, Whirlpool, Simmons, Philips, Ashley, Apple and more. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using our “LTO Engine,” FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods to within seconds. The LTO Engine is the basis for FlexShopper’s primary sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels, as described in further detail below. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent-pending LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging his or her bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the aforementioned manner. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Accounts receivable	$6,399,233	$11,690,495
Allowance for doubtful accounts	(2,139,765)	(9,508,708)
Accounts receivable, net	$4,259,468	$2,181,787

The allowance for doubtful accounts is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. The allowance for bad debt at January 1, 2016 was $4,727,278. During the years ended December 31, 2017 and 2016, $26,504,150 and $8,499,812 of accounts receivable balances, respectively, were charged off against the allowance. The significant increase was due to there being a much smaller and younger portfolio of leases against which charge-offs were made in the prior year.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $4,575,000 and $5,021,000 for the years ended December 31, 2017 and 2016 respectively. The net leased merchandise balances consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Lease merchandise at cost	$34,501,555	$33,264,810
Accumulated depreciation	(11,974,953)	(11,578,267)
Impairment reserve	(1,111,280)	(3,116,083)
Lease merchandise, net	$21,415,322	$18,570,460

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the year ended December 31, 2017 are as follows:

	Year ended December 31,
Adjusted Gross Profit	2017	2016	$ Change	% Change

Lease revenues and fees	$65,412,131	$46,513,235	$18,898,896	40.6
Lease merchandise sold	1,634,233	1,066,350	567,883	53.3
Cost of merchandise sold	(998,800)	(687,991)	310,809	45.2
Provision for doubtful accounts	(19,135,207)	(13,281,242)	5,853,965	44.0
Net revenues	46,912,357	33,610,352	13,302,005	39.6
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(31,453,246)	(22,734,553)	8,718,693	38.4
Adjusted Gross Profit	$15,459,111	$10,875,799	$4,583,312	42.1
Gross profit margin	33%	32%
Net revenues as a percentage of cost of lease revenue	149%	148%

	Year ended December 31,
Adjusted EBITDA	2017		2016		$ Change	% Change

Net Loss	$(8,330,761)		$(12,253,707)		$3,922,946	(32.0)
Amortization of debt costs	473,616		451,304		22,312	4.9
Other amortization and depreciation	1,616,964		1,115,203		501,761	44.9
Interest expense	1,694,645		1,473,880		220,765	15.0
Stock compensation	113,952		136,308		(22,356)	(16.4)
Adjusted EBITDA	$(4,431,584	)*	$(9,077,012	)*	$4,645,428	(51.2)

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

Adjusted Gross Profit represents GAAP revenue less the provision for doubtful accounts and cost of leased inventory and inventory sold as a percentage of cost of these revenues. Adjusted Gross Profit provides us with an understanding of the results from the primary operations of our business. We use Adjusted Gross Profit to evaluate our period-over-period operating performance. This measure may be useful to an investor in evaluating the underlying operating performance of our business.

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

Results of Operations

The following table details the operating results from operations for the twelve months ended December 31, 2017 and 2016.

	Year ended December 31,
	2017	2016	$ Change	% Change

Total revenues	$67,046,364	$47,579,585	$19,466,779	40.9
Cost of lease revenue and merchandise sold	32,452,046	23,422,544	9,029,502	38.6
Provision for doubtful accounts	19,135,207	13,281,242	5,853,965	44.1
Marketing	6,094,330	10,193,052	(4,098,722)	(40.2)
Salaries and benefits	7,862,714	5,946,401	1,916,313	32.2
Operating expenses	7,664,566	5,064,869	2,599,697	51.3
Operating loss	(6,162,499)	(10,328,523)	4,166,024	40.3
Interest expense	2,168,262	1,925,184	243,078	12.6
Net loss	$(8,330,761)	$(12,253,707)	$3,922,946	32.0

Lease revenues for the twelve months ended December 31, 2017 were $67,046,364 compared to $47,579,585 for the year ended December 31, 2016, representing an increase of 40.9%. FlexShopper originated 87,031 leases in the year ended December 31, 2017 compared to 76,496 leases in year ended December 31, 2016. Growth in repeat customers is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the year ended December 31, 2017 was comprised of depreciation expense on lease merchandise of $31,453,246 and the net book value of merchandise sold of $998,800. Cost of lease revenue and merchandise sold for the year ended December 31, 2016 was comprised of depreciation expense on lease merchandise of $22,734,553, the net book value of merchandise sold of $687,991. As the Company’s lease revenues increase, the associated direct costs also increase.

Provision for bad debts was $19,135,207 and $13,281,242 for the years ended December 31, 2017 and 2016, respectively. A factor that causes the provision to increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $26,462,674 and $8,541,289 of customer accounts to the allowance for doubtful accounts in the years ended December 31, 2017 and 2016 respectively, after it exhausted all collection efforts with respect to such accounts.   The significant increase was due to there being a much smaller and younger portfolio of leases against which charge-offs were made in the prior year.

Marketing expenses for the year ended December 31, 2017 were $6,094,330, compared to $10,193,052 in 2016 for a decrease of $4,098,722 or 40.2%. Recognizing the seasonality of its business and periods of less consumer demand for consumer electronics, the Company strategically reduced marketing expenditures to continue to optimize customer acquisition costs.

Salary and benefits expenses for the year ended December 31, 2017 were $7,862,714, compared to $5,946,401 in 2016 for an increase of $1,916,313 or 32.2%. Our continued investment in our software engineering team to innovate and enhance our technology platform, as well as our customer support and collections teams, and certain key management hires are the primary reasons for the increase in salaries and benefits expenses.

Operating expenses for the years ended December 31, 2017 and 2016 were $7,664,566 and $5,064,869 respectively.

Key operating expenses for the years ended December 31, 2017 and 2016 included the following:

	Year ended	Year ended
	December 31, 2017	December 31, 2016
Amortization and depreciation	$1,616,964	$1,566,507
Computer and internet expenses	1,254,967	265,505
Legal and professional fees	890,022	465,620
Merchant bank fees	998,940	612,260
Stock compensation expense	113,952	136,308
Other	2,789,721	2,018,669
Total	$7,664,566	$5,064,869

Our computer and internet expenses represented the most significant increase, which was primarily due to our transition to another e-commerce platform in 2017. We are maintaining two platforms which we anticipate will no longer be necessary in the second quarter of 2018 when we should see reductions in this cost.

The increased revenues were offset by the increase in expenses to enhance and scale the Company’s LTO channels and support its growth resulting in net losses of $8,330,761 and $12,253,707 for the years ended December 31, 2017 and 2016, respectively.

Plan of Operation

We plan to promote our FlexShopper products and services across all sales channels through strategic partnerships, direct response marketing, and affiliate and internet marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limits, and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the LTO payment alternative as well as solidify our reputation as a leading provider of high quality branded merchandise and services.

For each of our sales channels, FlexShopper has a multichannel, analytics-powered marketing strategy that includes the following:

Online LTO Marketplace	Patent Pending -LTO Payment Method	In-store LTO technology platform
Search engine optimization; pay-per click; display ads; social media	Direct to retailers/e-tailers	Direct to retailers/e-tailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Direct response television campaigns	Consultants & strategic relationships
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

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash of $4,968,915 compared to $5,412,495 as of December 31, 2016.

As of December 31, 2017, the Company had accounts receivables of $6,399,233 net of an allowance for doubtful accounts of $2,139,765 totaling $4,259,468. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

From January 1, 2015, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On March 6, 2015, FlexShopper, through its wholly owned indirect subsidiary, entered into a credit agreement (the “Credit Agreement”) among FlexShopper 2, LLC, Wells Fargo Bank, National Association, various Lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years; however, as of December 31, 2017 the outstanding balance owed on the Credit Agreement was approximately $18,950,000 and there was approximately $1,061,000 in additional availability under the Credit Agreement.

24

2.

On February 11, 2016, FlexShopper entered into a secured promissory note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets. The promissory note was paid in full with interest amounting to $51,250 on June 13, 2016.

3.

On March 29, 2016, we entered into a fourth amendment and waiver (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment amends the Credit Agreement to, among other things, increase the amount of the Borrowing Base (as defined in the Credit Agreement) until the earlier of (i) April 1, 2017 and (ii) the successful raising by the Company of at least $10,000,000 in equity funding (the “Equity Raise”). The Fourth Amendment also included a waiver of (i) breaches resulting from the Borrower’s non-compliance with certain financial covenants under the Credit Agreement that occurred prior to the effectiveness of the Fourth Amendment and (ii) compliance with certain financial covenants under the Credit Agreement for the period from the date of the Fourth Amendment through the earlier of April 1, 2017 or the completion of the Equity Raise. If we were not in compliance with the financial covenants under the Credit Agreement by the earlier of April 1, 2017 or the completion of the Equity Raise or we fail to maintain compliance with the covenants thereafter, the Lender would be able to accelerate the required repayment of amounts due under the Credit Agreement and, if they are not repaid, could foreclose upon our assets securing our obligations under the Credit Agreement.

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

5.

On January 27, 2017, we entered into a fifth amendment (the “Omnibus Amendment”) to the Credit Agreement. The Omnibus Amendment amends the Credit Agreement to, among other things, extend the Commitment Termination Date to April 1, 2018 (as defined in the Credit Agreement), require us to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

6.	On January 9, 2018, the Credit Agreement was modified to extend the Commitment Termination Date from April 1, 2018 to August 31, 2018.
7.	On January 29, 2018 and January 30, 2018, we entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which we issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Borrower under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Such amounts may be drawn by us until July 31, 2018 in one or more advances. Upon issuance of the Notes, we drew $500,000 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. Payments of principal and accrued interest are due and payable by us upon 30 days’ prior written notice from the applicable noteholder and we can prepay principal and interest at any time without penalty.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $6,598,834 for the year ended December 31, 2017 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by operating activities was $17,372,429 for the year ended December 31, 2016 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the year ended December 31, 2017, net cash used in investing activities was $2,021,538 comprised of $127,367 for the purchase of property and equipment and $1,894,171 for capitalized software costs.

For the year ended December 31, 2016, net cash used in investing activities was $1,855,088 comprised of $81,514 for the purchase of property and equipment and $1,773,574 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,176,792 for the year ended December 31, 2017 primarily due to the funds drawn on the Credit Agreement of $10,450,000, offset by repayments of amounts borrowed under the Credit Agreement of $2,288,208.

Net cash provided by financing activities was $21,243,806 for the year ended December 31, 2016 primarily due to the proceeds from the sale of Series 2 Convertible Preferred Stock of $21,952,000 offset by related costs of $1,519,339, funds drawn on the Credit Agreement of $4,941,359, offset by repayments of amounts borrowed under the Credit Agreement of $4,172,714.

Capital Resources and Financial Condition

To date, funds derived from the sale of FlexShopper’s common stock and Series 2 Convertible Preferred Stock and FlexShopper’s ability to borrow funds under the Credit Agreement have provided the liquidity and capital resources necessary to fund our operations. Management believes that the financing transactions described in this section above will provide sufficient liquidity and capital resources for our anticipated needs into the third quarter of 2018. However, the Company does not currently have sufficient funds to fully implement its business plan or to repay amounts borrowed under the Credit Agreement, under which FlexShopper loses access to new loans in August 2018 and which matures in August 2019. Accordingly, we will need to further extend the maturity date or otherwise refinance this debt to remain in operation and continue the implementation of our business plan thereafter. We are currently exploring various possible financing options that may be available to us, which may include extension, modification or refinancing of the Credit Agreement and/or a sale of our securities. We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital, we may be able to maintain a positive cash position by servicing and collecting our existing lease portfolio, but would be forced to significantly curtail or suspend our operations.

Impact of Inflation and Changing Prices

During the two most recent fiscal years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

The reports of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on the following page.

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

_______

The Board of Directors and Stockholders of

FlexShopper, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, NY

March 8, 2018

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$4,968,915	$5,412,495
Accounts receivable, net	4,259,468	2,181,787
Prepaid expenses	321,035	361,777
Lease merchandise, net	21,415,322	18,570,460
Total current assets	30,964,740	26,526,519

PROPERTY AND EQUIPMENT, net	2,948,164	2,540,514

OTHER ASSETS, net	95,722	88,591

	$34,008,626	$29,155,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $118,404 of unamortized issuance costs	$14,094,096	$-
Accounts payable	7,702,145	3,917,747
Accrued payroll and related taxes	404,346	296,333
Accrued expenses	786,095	259,104
Total current liabilities	22,986,682	4,473,184

Loan payable under credit agreement to beneficial shareholder net of $39,468 in 2017 and $631,488 in 2016 of unamortized issuance costs and current portion	4,698,032	10,156,719
Total liabilities	27,684,714	14,629,903

COMMITMENTS (Note 10)

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred stock, $0.001 par value- authorized 250,000 shares, issued and outstanding 239,405 shares in 2017 and 243,065 in 2016 at $5.00 stated value	1,197,025	1,215,325
Series 2 Convertible Preferred stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 15,000,000 shares, issued and outstanding 5,294,501 shares in 2017 and 5,287,281 in 2016	529	529
Additional paid in capital	22,445,691	22,298,439
Accumulated deficit	(39,271,333)	(30,940,572)
Total stockholders’ equity	6,323,912	14,525,721
	$34,008,626	$29,155,624

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2017	2016
Revenues:
Lease revenues and fees	$65,412,131	$46,513,235
Lease merchandise sold	1,634,233	1,066,350
Total revenues	67,046,364	47,579,585

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	31,453,246	22,734,553
Cost of lease merchandise sold	998,800	687,991
Provision for doubtful accounts	19,135,207	13,281,242
Marketing	6,094,330	10,193,052
Salaries and benefits	7,862,714	5,946,401
Other operating expenses	7,664,566	5,064,869
Total costs and expenses	73,208,863	57,908,108

Operating loss	(6,162,499)	(10,328,523)
Interest expense including amortization of debt issuance costs	2,168,262	1,925,184
Net loss	(8,330,761)	(12,253,707)
Cumulative dividends on Series 2 Convertible Preferred Shares	2,316,396	1,211,964
Net loss attributable to common shareholders	$(10,647,157)	$(13,465,671)

Basic and diluted (loss) per common share:
Net loss	$(2.01)	$(2.57)

Weighted average common shares outstanding:
Basic and diluted	5,290,944	5,249,476

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017 and 2016

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	328,197	$1,640,985	-	-	5,210,408	$521	$23,213,318	$(18,686,865)	$6,167,959
Sale of Series 2 Preferred Stock	-	-	21,952	$21,952,000	-	-	-	-	21,952,000
Fair value of warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	-	-	-	-	-	-	150,451	-	150,451
Costs related to sale of Series 2 Preferred Stock	-	-	-	-	-	-	(1,669,790)	-	(1,669,790)
Provision for compensation expense related to issued stock options	-	-	-	-	-	-	136,308	-	136,308
Conversion of preferred stock to common stock	(85,132)	(425,660)	-	-	51,873	5	425,655	-	-
Exercise of stock options	-	-	-	-	25,000	3	42,497	-	42,500
Net loss	-	-	-	-	-	-	-	(12,253,707)	(12,253,707)
Balance, December 31, 2016	243,065	1,215,325	21,952	21,952,000	5,287,281	529	22,298,439	(30,940,572)	14,525,721
Provision for compensation expense related to issued stock options	-	-	-	-	-	-	113,952	-	113,952
Exercise of stock options	-	-	-	-	5,000	-	15,000	-	15,000
Conversion of preferred stock to common stock	(3,660)	(18,300)	-	-	2,220	-	18,300	-	-
Net loss	-	-	-	-	-	-	-	(8,330,761)	(8,330,761)
Balance, December 31, 2017	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,330,761)	$(12,253,707)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and impairment of lease merchandise	31,453,246	22,734,553
Other depreciation and amortization	2,090,581	1,566,507
Compensation expense related to issuance of stock options and warrants	113,952	136,308
Provision for uncollectible accounts	19,135,207	13,281,242
Changes in operating assets and liabilities:
Accounts receivable	(21,212,888)	(14,710,870)
Prepaid expenses and other	32,296	(124,707)
Lease merchandise	(34,298,108)	(30,100,878)
Security deposits	(10,206)	(1,493)
Accounts payable	3,784,397	2,133,818
Accrued payroll and related taxes	108,013	44,814
Accrued expenses	535,437	(78,016)
Net cash (used in) operating activities	(6,598,834)	(17,372,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including capitalized software costs	(2,021,538)	(1,855,088)
Net cash (used in) investing activities	(2,021,538)	(1,855,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from shareholder	-	1,000,000
Repayment of loans from shareholder	-	(1,000,000)
Proceeds from loan payable under credit agreement	10,450,000	4,941,359
Repayment of loan payable under credit agreement	(2,288,208)	(4,172,714)
Proceeds from exercise of stock options	15,000	42,500
Proceeds from sale of Series 2 Convertible Preferred Stock, net of related costs of $1,519,339 in 2016	-	20,432,661
Net cash provided by financing operations	8,176,792	21,243,806

(DECREASE)/ INCREASE IN CASH	(443,580)	2,016,289

CASH, beginning of year	5,412,495	3,396,206

CASH, end of year	$4,968,915	$5,412,495

Supplemental cash flow information:
Interest paid	$1,649,795	$1,459,756
Non-cash financing activities:
Conversion of preferred stock to common stock	$18,300	$425,660
Warrants issued to placement agent in conjunction with sale of Series 2 Preferred Stock	$-	$150,451

The accompanying notes to consolidated financial statements are an integral part of these statements.

FlexShopper Inc.

Notes To Consolidated Financial Statements

December 31, 2017 and 2016

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

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 5), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC together with its subsidiaries are hereafter referred to as “FlexShopper.”

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging his or her bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the aforementioned manner. Through June 30, 2016, an allowance for doubtful accounts was estimated by reserving all accounts in excess of four payments in arrears, adjusted for subsequent collections. Commencing in the quarter ended September 30, 2016, the estimate was revised to provide for doubtful accounts based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Accounts receivable	$6,399,233	$11,690,495
Allowance for doubtful accounts	(2,139,765)	(9,508,708)
Accounts receivable, net	$4,259,468	$2,181,787

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. The allowance for bad debt at January 1, 2016 was $4,727,278. During the years ended December 31, 2017 and 2016, $26,504,150 and $8,499,812 of accounts receivable balances, respectively, were charged off against the allowance. During the years ended December 31, 2017 and 2016, the provision for bad debts was $19,135,207 and $13,281,242, respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $4,575,000 and $5,021,000 for the years ended December 31, 2017 and 2016 respectively. The net leased merchandise balances consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Lease merchandise at cost	$34,501,555	$33,264,810
Accumulated depreciation	(11,974,953)	(11,578,267)
Impairment reserve	(1,111,280)	(3,116,083)
Lease merchandise, net	$21,415,322	$18,570,460

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs – Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the related debt, which approximates the effective interest method. Amortization which is included in interest expense was $473,616 and $451,304 for the years ended December 31, 2017 and 2016, respectively.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,894,172 and $1,773,574 for the years ended December 31, 2017 and 2016, respectively.

Operating Expenses – Operating expenses include corporate overhead expenses such as, stock based compensation, insurance, occupancy, and other administrative expenses.

Marketing costs which primarily consist of advertising are charged to expense as incurred.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock which participates in dividends with the common stock and accordingly, has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 6). Under such method, income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common shareholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common shareholders, basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share determined by dividing net income available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible participating preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Year ended December 31,
	2017	2016
Series 1 Convertible Preferred Stock	145,197	147,417
Series 2 Convertible Preferred Stock	2,710,124	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,217	54,217
Options	335,900	411,600
Warrants	511,553	511,553
	3,756,991	3,834,911

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

Fair Value of Financial Instruments – The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 5) approximates fair value.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

 Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company evaluated the impact of the new guidance but it does not have a material impact on its financial statements as a majority of the Company’s revenue generating activities are leasing arrangements which are outside the scope of the guidance.

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2017	December 31, 2016
Furniture, fixtures and vehicle	2-5 years	$153,909	$98,564
Website and internal use software	3 years	5,827,771	3,933,600
Computers and software	3-7 years	691,499	619,477
		6,673,179	4,651,641
Less: accumulated depreciation and amortization		(3,725,015)	(2,111,127)
		$2,948,164	$2,540,514

Depreciation and amortization expense was $1,613,888 and $1,112,127 for the years ended December 31, 2017 and 2016, respectively.

4.  LOANS PAYABLE TO SHAREHOLDER:

On February 11, 2016, the Company entered into a secured Promissory Note with a principal stockholder for $1,000,000 at an interest rate of 15% per annum, payable upon demand, secured by substantially all of the Company’s assets. The Promissory Note was paid in full with interest amounting to $51,250 on June 13, 2016.

5. LOAN PAYABLE UNDER CREDIT AGREEMENT

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

On January 27, 2017, FlexShopper entered into a fifth amendment to the Credit Agreement (the “Omnibus Amendment”). The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the Commitment Termination Date from May 6, 2017 to April 1, 2018 (with a one-time right of extension by the lenders up to August 31, 2018), (2) require the Company to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee, (3) reduce the interest rate charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average, and (4) modify certain permitted debt and financial covenants. These modified covenants consist of a reduction of Equity Book Value to not be less than the sum of $6 million and 20% of any additional equity capital invested into the Company after December 31, 2016; maintaining at least $1.5 million in Unrestricted Cash; and the ratio of Consolidated Total Debt to Equity Book Value not exceeding 4.75:1. The Company was in compliance with its covenants as of December 31, 2017. The Company had $1,061,000 available under the Credit Agreement as of December 31, 2017.

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement for the years ended December 31, 2017 and 2016 was $1,694,096 and $1,422,630, respectively. As of December 31, 2017, the outstanding balance under the Credit Agreement was $18,950,000. The Company repaid $788,208 in the second quarter of 2017 as a result of a pay down of the seasonal over advance from 2016. The Company repaid $1,500,000 in the third quarter of 2017 as a result of lower quarter over quarter lease origination, and $4,172,174 in 2016, resulting primarily from the repayment of the Bridge Loan Amount upon the Equity Raise. Interest is payable monthly on the outstanding balance of the amounts borrowed.

See Note 11 for subsequent events related to the Credit Agreement.

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

As of December 31, 2017, each share of Series 1 Convertible Preferred Stock was convertible into 0.60649 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2016, 85,132 shares of Series 1 Convertible Preferred Stock were converted into 51,983 shares of common stock. During the year ended December 31, 2017, 3,660 shares of Series 1 Convertible Preferred Stock were converted into 2,220 shares of common stock. As of December 31, 2017, there were 239,405 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 145,197 shares of common stock.

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

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Secretary of State (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative dividends in arrears totaled $3,528,361 at December 31, 2017. Each Series 2 Preferred Share is convertible at a conversion price of $8.10 into approximately 124 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $17.50 per common share, or a change of control transaction (as defined in the Series 2 Certificate of Designations) values the Company’s common stock at $17.50 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

On March 17, 2016, the Company’s stockholders, acting by written consent, approved an amendment to the Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. On October 14, 2016, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of October 24, 2016 the Reverse Split by a ratio of one-for-10. All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for the Reverse Split.

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

Activity in stock options for the year ended December 31, 2017 follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2016	406,700	$8.50
Granted	70,700	5.70
Forfeited	(40,800)	6.70
Exercised	(25,000)	1.70
Outstanding at December 31, 2016	411,600	8.63
Granted	106,000	4.24
Forfeited	(16,700)	6.01
Expired	(160,000)	12.50
Exercised	(5,000)	3.00
Outstanding at December 31, 2017	335,900	$5.61	7.19	$52,500
Vested and exercisable at December 31, 2017	212,500	$6.27	6.01	$52,500
Vested and exercisable at December 31, 2017 and expected to vest thereafter	331,600	$5.61	7.19	$52.500

The weighted average grant date fair value of options granted during 2016 and 2017 was $2.03 and $1.65 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black Scholes option pricing model (BSM) with the following assumptions:

	2016	2017
Exercise price	$4.90 to $6.60	$4.02 to$ 5.25
Expected life	5.5 years	5.8 years
Expected volatility	38%	38%
Dividend yield	0%	0%
Risk-free interest rate	1.13% to 1.73%	1.89% to 2.06%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $113,952 and $136,308 for the years ended December 31, 2017 and 2016, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2017 amounted to $128,781 which is expected to be recognized over a weighted average period of 2.12 years.

8. WARRANTS:

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

Exercise price	$1,250
Expected life	7 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	1.35%

The following table summarizes information about outstanding stock warrants as of December 31, 2017, all of which are exercisable:

Exercise	Common Stock Warrants	Series 2 Preferred Stock Warrants	Weighted Average Remaining
Price	Outstanding	Outstanding	Contractual Life

$11.00	134,250		1 years
$10.00	200,000		3 years
$5.50	177,303		4 years
$1,250	-	439	6 years
	511,553	439

9. INCOME TAXES:

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statements of operations with the amounts computed at the statutory federal tax rates for each year:

	2017	2016

Federal tax benefit at statutory rate	$(2,830,000)	$(4,167,000)
State tax benefit, net of federal tax	(142,000)	(293,000)
Permanent differences	39,000	43,000
Change in statutory rate	86,000	216,000
Change in valuation allowance	(1,934,000)	4,075,000
Change in federal tax rate	4,747,000	-
Other	34,000	126,000
Benefit for income taxes	$-	$-

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Equity based compensation	$170,000	$254,000
Allowance for doubtful accounts	493,000	3,462,000
Lease merchandise	779,000	813,000
Fixed assets	4,000	11,000
Lease Impairment	256,000	1,135,000
Deferred rent	2,000	-
Accrued expenses	45,000	-
Federal loss carry-forwards	6,302,000	4,668,000
State loss carry forward	696,000	338,000

Gross deferred tax assets	8,747,000	10,681,000
Valuation allowance	(8,747,000)	(10,681,000)
Net deferred tax assets	$-	$-

Based on consideration of the available evidence including historical losses a valuation allowance has been recognized to offset deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2017, the Company has federal net operating loss carryforwards of approximately $30,008,000 and state net operating loss carryforwards of approximately $16,011,000 available to offset future taxable income which expire from 2014 to 2037.

Section 382 of the Internal Revenue Code imposes a limitation on a corporation’s ability to utilize net operating loss carryforwards (“NOLs”) if it experiences an “ownership change.” In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has performed a formal Section 382 study and determined an ownership change has occurred.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2017, federal tax returns remained open for Internal Revenue Service review for tax years after 2013, while state tax returns remain open for review by state taxing authorities for tax years after 2013. There were no federal or state income tax audits being conducted as of December 31, 2017.

Under the 2017 tax reform bill signed into law on December 22, 2017, corporations will be taxed at a flat rate of 21%. The 21% rate will be applied for tax years beginning January 1, 2018. For tax years prior to 2018, a tiered tax bracket structure was used with tax rates ranging from 15% to 35% depending on the amount of corporate income subject to tax for the year. Deferred tax assets and deferred tax liabilities were revalued using enacted tax rate(s) expected to apply to taxable income in the period in which the deferred tax asset/liability is expected to be settled or realized. The effects of the change in tax rates on deferred tax balances were recognized through continuing operations in the period in which the new legislation was enacted. As the law was enacted on December 22, 2017, the impact to the net deferred tax assets due to the change in tax rate was recognized in the financial statements period ending December 31, 2017. Consequently, we have recorded a decrease related to the deferred income tax assets and the valuation allowance of $4,747,000 for the year ended December 31, 2017 to reflect these changes.

The Company completed its analysis and review of all tax positions taken through December 31, 2017 and does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns.

10. COMMITMENTS:

Lease Commitments

FlexShopper entered into a lease, as amended, for office space through June 2019. On March 14, 2017, FlexShopper amended the lease agreement for an additional suite in an adjoining building.

On September 1, 2015, FlexShopper entered into a 48 month lease for additional office space in Fort Lauderdale, Florida to accommodate its call and customer service center.

On August 25, 2017, FlexShopper entered into a 12 month lease with two additional three year options for retail store space in West Palm Beach, Florida.

The rental expense for the years ended December 31, 2017 and 2016 was approximately $331,900 and $274,300, respectively. At December 31, 2017, the future minimum annual lease payments are approximately as follows:

2018	$256,385
2019	144,201
$400,586

11. SUBSEQUENT EVENT:

On January 9, 2018, the Credit Agreement was modified to extend the Commitment Termination Date from April 1, 2018 to August 31, 2018. (See Note 5)

On January 29, 2018 and January 30, 2018, the Company entered into letter agreements with Russ Heiser, the Company’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which the Company issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Company under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Such amounts may be drawn by the Company until July 31, 2018 in one or more advances. Upon issuance of the Notes, the Company drew $500,000 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. Payments of principal and accrued interest are due and payable by the Company upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9.A Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: maintain records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements in accordance with generally accepted accounting principles; provide reasonable assurance that our receipts and expenditures are made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2017.

Item 9.B.  Other Information.

On July 27, 2017, the employment of Marc Malaga, Executive Vice President of Operations, ceased as a result of a mutual agreement between the parties.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11.  Executive Compensation.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers” and “The Board of Directors and Its Committees.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Proposal 4−Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)       The following documents are filed as part of this Form 10-K:

(1)       Financial Statements: see “Consolidated Financial Statements” at Item 8 and incorporated herein by reference.

(2)       Financial Statement Schedules: Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto.

(3)       Exhibits: The following is a list of exhibits filed as a part of this Annual Report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc.*
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 and incorporated herein by reference)
4.1	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.2	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017 and incorporated herein by reference)
4.3	Certificate of Designations for Series 2 Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.4	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.5	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.6	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
10.1	Office Lease, dated August 7, 2013, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC*
10.2	First Amendment to Lease Agreement, dated January 24, 2014, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
10.3	Second Amendment to Lease Agreement, dated March 14, 2017, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC*
10.4	Agreement of Lease, dated September 1, 2015, by and between the Oakland Commerce Center, LLC and FlexShopper, LLC (previously filed as Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.5	Standard Retail Space Lease, dated August 25, 2017, by and between FlexShopper LLC and 1014 Pepper, Inc.*
10.6+	Executive Employment Agreement, dated January 31, 2007, by and between the Company and Brad Bernstein (previously filed as Exhibit 10.3 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.7	Credit Agreement, dated as of March 6, 2015, by and among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)

10.8	Investor Rights Agreement, dated as of March 6, 2015, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.9	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among the Company and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.10	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.11	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.12+	Executive Employment Agreement, dated December 1, 2015, by and between the Company and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.13	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.14+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.15+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.16+	Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)
10.17+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.18+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.19	Amendment No. 4 to the Credit Agreement and Waiver, dated March 29, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.20	Omnibus Amendment, dated January 27, 2017, by and among FlexShopper 2, LLC, FlexShopper, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
10.21+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 and incorporated herein by reference)
10.22	Letter Agreement, dated January 9, 2018, by and between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.23	Form of Commitment Letter and Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC*
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.0	Subsidiaries of the Company*
23.1	Consent of EisnerAmper LLP*
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema*
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

+ Indicates a management contract or any compensatory plan contract or arrangement.

* Filed herewith.

Item 16.   Form 10-K Summary

Note applicable

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: March 8, 2018	By:	/s/ Brad Bernstein
Brad Bernstein President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President, Chief Executive Officer	March 8, 2018
Brad Bernstein	(Principal Executive Officer) and Chairman of the Board

/s/ James D. Allen	Director	March 8, 2018
James D. Allen

/s/ Daniel Ballen	Director	March 8, 2018
Daniel Ballen

/s/ T. Scott King	Director	March 8, 2018
T. Scott King

/s/ Carl Pradelli	Director	March 8, 2018
Carl Pradelli

/s/ Katherine Verner	Director	March 8, 2018
Katherine Verner

/s/ Philip M. Gitler	Director	March 8, 2018
Philip M. Gitler

/s/ Russ Heiser	Chief Financial Officer	March 8, 2018
Russ Heiser	(Principal Financial Officer and Principal Accounting Officer)

