Form 10-Q
period 2018-03-31
FlexShopper, Inc.
filed 2018-05-14
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended March 31, 2018

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

As of May 14, 2018, the Company had a total of 5,294,501 shares of common stock outstanding, excluding 239,405 outstanding shares of Series 1 Preferred Stock convertible into 145,197 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 2,710,124 shares of common stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. "Forward-looking statements," which are based on certain assumptions and describe our future plans, strategies and expectations, may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited operating history; our ability to obtain financing to achieve our business plans; our dependence upon our credit agreement and our compliance with the terms thereof; our reliance on internal models to manage risk, provide accounting estimates and make other business decisions; compliance with various federal and state laws and regulations; protection of our customers’ and employees’ information; the ability of certain stockholders to exert control over significant corporate decisions; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,798,217	$4,968,915
Accounts receivable, net	3,774,605	4,259,468
Prepaid expenses	682,753	321,035
Lease merchandise, net	18,955,223	21,415,322
Total current assets	25,210,798	30,964,740

PROPERTY AND EQUIPMENT, net	2,820,599	2,948,164

OTHER ASSETS, net	94,953	95,722
	$28,126,350	$34,008,626

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $26,325 at March 31, 2018 and $118,404 at December 31, 2017 of unamortized issuance costs	$9,741,890	$14,094,096
Accounts payable	4,997,164	7,702,145
Accrued payroll and related taxes	175,063	404,346
Promissory notes, net of $21,000 of unamortized issuance costs	3,479,000	-
Accrued expenses	782,321	786,095
Total current liabilities	19,175,438	22,986,682

Loan payable under credit agreement to beneficial shareholder net of $13,143 at March 31, 2018 and $39,468 at December 31, 2017 of unamortized issuance costs and current portion	4,863,642	4,698,032
Total liabilities	24,039,080	27,684,714

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value- authorized 250,000 shares, issued and outstanding 239,405 shares at $5.00 stated value	1,197,025	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 15,000,000 shares, issued and outstanding 5,294,501 shares	529	529
Additional paid in capital	22,495,393	22,445,691
Accumulated deficit	(41,557,677)	(39,271,333)
Total stockholders’ equity	4,087,270	6,323,912
	$28,126,350	$34,008,626

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2018	2017

Revenues:
Lease revenues and fees	$19,336,896	$16,950,892
Lease merchandise sold	614,518	490,725
Net revenues	19,951,414	17,441,617

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	10,407,746	8,460,783
Cost of lease merchandise sold	333,763	309,618
Provision for doubtful accounts	5,175,318	4,915,750
Marketing	1,168,950	812,182
Salaries and benefits	2,179,376	1,768,152
Other operating expenses	2,038,938	1,673,652
Total costs and expenses	21,304,091	17,940,137

Operating loss	(1,352,677)	(498,520)

Interest expense, including amortization of debt issuance costs	933,667	555,991
Net loss	(2,286,344)	(1,054,511)
Cumulative dividends on Series 2 Convertible Preferred Shares	603,680	548,800
Net loss attributable to common shareholders	$(2,890,024)	$(1,603,311)

Basic and diluted (loss) per common share:

Net loss	$(0.55)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	5,294,501	5,287,391

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2018

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912
Provision for compensation expense related to stock options	-	-			-	-	49,702	-	49,702
Net loss	-	-	-	-	-	-		(2,286,344)	(2,286,344)
Balance, March 31, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,495,393	$(41,557,677)	$4,087,270

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2018 and 2017

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,286,344)	$(1,054,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of lease merchandise	10,407,746	8,460,783
Other depreciation and amortization	568,078	489,641
Compensation expense related to issuance of stock options	49,702	22,890
Provision for doubtful accounts	5,175,318	4,915,750
Changes in operating assets and liabilities:
Accounts receivable	(4,690,455)	(4,854,364)
Prepaid expenses and other	(361,718)	(130,663)
Lease merchandise	(7,947,647)	(6,025,515)
Security deposits	-	(5,928
Accounts payable	(2,704,981)	(1,583,747
Accrued payroll and related taxes	(229,283)	(177,551)
Accrued expenses	(3,774)	145,982
Net cash (used in) provided by operating activities	(2,023,358)	202,767

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(307,340)	(477,389)
Net cash (used in) investing activities	(307,340)	(477,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	3,465,000	-
Proceeds from loan payable under credit agreement	1,550,000	-
Repayment of loan payable under credit agreement	(5,855,000)	-
Net cash (used in) financing activities	(840,000)	-

DECREASE IN CASH	(3,170,698)	(274,622)

CASH, beginning of period	4,968,915	5,412,495

CASH, end of period	$1,798,217	$5,137,873

The accompanying notes are an integral part of these consolidated statements.

4

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2018 and 2017

	2018	2017
Supplemental cash flow information:
Interest paid	$754,276	$381,570

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the three months ended March 31, 2018 and 2017

(Unaudited)

1. BASIS OF PRESENTATION

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The consolidated balance sheet as of December 31, 2017 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. The Company is a holding corporation with no operations except for those conducted by FlexShopper LLC. FlexShopper LLC provides through e-commerce sites certain types of durable goods to consumers, including consumers of third party retailers and e-tailers, on a lease-to-own basis (“LTO”).

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 6), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper, LLC to conduct operations. FlexShopper, LLC together with its subsidiaries are hereafter referred to as “FlexShopper.”

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Accounts receivable	$7,105,886	$6,399,233
Allowance for doubtful accounts	(3,331,281)	(2,139,765)
Accounts receivable, net	$3,774,605	$4,259,468

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $4,428,276 and $6,458,998 for the three months ended March 31, 2018 and 2017, respectively.

Lease Merchandise – Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $807,000 and $1,502,000 for the three months ended March 31, 2018 and 2017, respectively.

The net leased merchandise balances consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Lease merchandise at cost	$31,771,742	$34,501,555
Accumulated depreciation	(11,716,878)	(11,974,953)
Impairment reserve	(1,099,641)	(1,111,280)
Lease merchandise, net	$18,955,223	$21,415,322

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the related debt, which approximates the effective interest method. Amortization which is included in interest expense was $118,404 for the three months ended March 31, 2018 and 2017, respectively.

Debt issuance costs of $35,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 29, 2018 and January 30, 2018 (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $14,000 for the three months ended March 31, 2018.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $297,826 and $439,917 for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses – Operating expenses include corporate overhead expenses such as salaries, stock based compensation, insurance, occupancy, and other administrative expenses.

Marketing Costs – Marketing costs primarily consist of advertising, are charged to expense as incurred.

Per Share Data – Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock, which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 7). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common shareholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common shareholders, basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share determined by dividing net income available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the participating Series 1 Convertible Preferred Stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

Diluted earnings per share is based on the more dilutive of the if-converted method (which assumes conversion of the participating Series 1 Convertible Preferred Stock as of the beginning of the period) or the two-class method (which assumes that the participating Series 1 Convertible Preferred Stock is not converted) plus the potential impact of dilutive non-participating Series 2 Convertible Preferred Stock, options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options or warrants.  When there is a loss from continuing operations, potential common shares are not included in the computation of diluted loss per share, since they have an anti-dilutive effect.

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Three Months ended
	March 31,
	2018	2017
Series 1 Convertible Preferred Stock	145,197	140,679
Series 2 Convertible Preferred Stock	2,710,124	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,217	54,217
Common Stock Options	444,067	258,900
Common Stock Warrants	511,553	511,553
	3,865,158	3,675,473

Stock-Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards (see Note 8).

Fair Value of Financial Instruments – The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 6) approximates fair value.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2018 and 2017, the Company had not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this guidance on January 1, 2018 but it did not have a material impact on its financial statements as a majority of the Company’s revenue generating activities are leasing arrangements which are outside the scope of the guidance.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2018	December 31, 2017
Furniture, fixtures and vehicle	2-5 years	$153,909	$153,909
Website and internal use software	3 years	6,125,597	5,827,771
Computers and software	3-7 years	701,013	691,499
		6,980,519	6,673,179
Less: accumulated depreciation and amortization		(4,159,920)	(3,725,015)
		$2,820,599	$2,948,164

Depreciation and amortization expense was $434,905 and $370,468 for the three months ended March 31, 2018 and 2017, respectively.

5. PROMISSORY NOTES

On January 29, 2018 and January 30, 2018, the Company entered into letter agreements with Russ Heiser, the Company’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), respectively (such letter agreements, together, the “Commitment Letters”), for consideration of a one time commitment fee of 1% of the lenders aggregate commitment totaling $35,000, pursuant to which the Company issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Company under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Such amounts may be drawn on demand by the Company until July 31, 2018 in one or more advances. Payments of principal and accrued interest are due and payable by the Company upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. Upon issuance of the Notes, the Company drew $500,000 and a subsequent $500,000 on February 20, 2018 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. The Notes bear interest at a rate equal to three (3%) per annum in excess of the non-default rate of interest from time to time in effect under that certain credit agreement dated as of March 6, 2015 among FlexShopper 2, LLC as borrower and the lenders party thereto in the Senior Credit Agreement (see note 6) computed on the basis of a 360 day year, which equals 15.8% at March 31, 2018. Interest expense incurred under the promissory notes amounted to $26,159 for Mr. Heiser and $76,357 for NRNS totaling $102,516 for the three months ended March 31, 2018.

6. LOAN PAYABLE UNDER CREDIT AGREEMENT

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

On January 27, 2017, FlexShopper entered into a fifth amendment to the Credit Agreement (the “Omnibus Amendment”). The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the date after which the Company may no longer borrow additional funds (the “Commitment Termination Date”) from May 6, 2017 to April 1, 2018 (with a one-time right of extension by the lenders up to August 31, 2018), (2) require the Company to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee, (3) reduce the interest rate charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average, and (4) modify certain permitted debt and financial covenants. These modified covenants consist of a reduction of Equity Book Value to not be less than the sum of $6 million and 20% of any additional equity capital invested into the Company after December 31, 2016; maintaining at least $1.5 million in Unrestricted Cash; and the ratio of Consolidated Total Debt to Equity Book Value not exceeding 4.75:1. On January 9, 2018, the Commitment Termination Date was extended by the lenders from April 1, 2018 to August 31, 2018. The date upon which we must repay all remaining amounts owing under the Credit Agreement (the “Commitment Maturity Date”) is one year after the Commitment Termination Date. The Company was in compliance with its covenants as of March 31, 2018. The Company had $2,720,000 available under the Credit Agreement as of March 31, 2018.

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement for the three months ended March 31, 2018 and 2017 was $697,952 and $437,587, respectively. As of March 31, 2018, the outstanding balance under the Credit Agreement was $14,645,000. The Company repaid $5,855,000 in the first quarter of 2018 as a result of a pay down of the seasonal advance from 2017. Interest is payable monthly on the outstanding balance of the amounts borrowed.

On April 3, 2018, FlexShopper entered into a sixth amendment to the Credit Agreement (see Note 11).

7. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

The Company is authorized to issue 250,000 shares of $0.001 par value preferred stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

Series 1 Convertible Preferred Stock – On January 31, 2007, the Company filed a Certificate of Designations with the Secretary of State of Delaware. On November 9, 2017, the Company filed a Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock, reducing the number of shares designated as Series 1 Convertible Preferred Stock to 250,000. Series 1 Convertible Preferred Stock ranks senior to common stock.

As of March 31, 2018, each share of Series 1 Convertible Preferred Stock was convertible into 0.60649 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2017, 3,660 shares of Series 1 Convertible Preferred Stock were converted into 2,220 shares of common stock. As of March 31, 2018, there were 239,405 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 145,197 shares of common stock.

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

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $0.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Secretary of State (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of March 31, 2018 total approximately $3,528,000. Each Series 2 Preferred Share is convertible at a conversion price of $8.10 into approximately 124 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $17.50 per common share, or a change of control transaction (as defined in the Series 2 Certificate of Designations) values the Company’s common stock at $17.50 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

8. STOCK OPTIONS

On January 31, 2007, the Board of Directors adopted our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), with 210,000 common shares authorized for issuance under the 2007 Plan. In October 2009, the Company’s stockholders approved an increase in the number of shares covered by the 2007 Plan to 420,000 shares. On March 26, 2015, the Board adopted our 2015 Omnibus Equity Compensation Plan (the “2015 Plan”), with 400,000 common shares authorized for issuance under the 2015 Plan, which was ratified by the Company’s stockholders on September 15, 2015. The 2007 Plan and 2015 Plan are collectively referred to as the “Plans.” Grants under the Plans may consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock based awards. Employees, directors and consultants and other service providers are eligible to participate in the Plans. Options granted under the Plans vest over periods ranging from immediately upon grant to a three year period and expire ten years from date of grant. Employees, directors and consultants and other service providers are eligible to participate in the Plans. Options granted under the Plans vest over periods ranging from immediately upon grant to a three years and expire ten years from date of grant.

On April 26, 2018, the Company’s stockholders approved our 2018 Omnibus Equity Compensation Plan (see Note 11).

Activity in stock options for the three months ended March 31, 2018 follows:

	Number of shares	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2018	335,900	$5.61
Granted	108,500	3.11
Canceled/Forfeited	(333)	5.10
Outstanding at March 31, 2018	444,067	$5.00	7,67	$39,315
Vested and exercisable at March 31, 2018	266,834	$5.95	6.39	$33,000
Vested and exercisable at March 31, 2018 and expected to vest thereafter	438,400	$5.00	7.67	$39,315

The weighted average grant date fair value of options granted during the three month period ending March 31, 2018 was $1.26 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

2018
Exercise price	$2.95 to $ 3.92
Expected life	6 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	2.27% to 2.71%

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

The value of stock options is recognized as compensation expense by the straight line method over the vesting period. Compensation expense recorded for options in the statements of operations was $49,702, and $22,890, for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation cost related to non-vested options at March 31, 2018 amounted to approximately $215,128, which is expected to be recognized over a weighted average period of 2.3 years.

9. WARRANTS

The following table summarizes information about outstanding stock warrants as of March 31, 2018, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$11.00	134,250		1 years
$10.00	200,000		3 years
$5.50	177,303		4 years
$1,250	-	439	6 years
	511,553	439

10.    INCOME TAXES

As of December 31, 2017, the Company has federal net operating loss carryforwards of approximately $30,008,000 and state net operating loss carryforwards of approximately $16,011,000 available to offset future taxable income which expire from 2024 to 2037.

The Company expects its effective tax rate for the year ending December 31, 2018 to be zero due to its history of net operating losses and recording a full valuation allowance on deferred tax assets. As a result the Company estimated its effective tax rate for the three months ended March 31, 2018 to be zero.

The Company’s use of net operating loss carryforwards may be subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax asset as of March 31, 2018 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the tax asset.

11.  SUBSEQUENT EVENTS

Amendment to Credit Agreement

On April 3, 2018, FlexShopper entered into Amendment No. 6 (the “Amendment”) to the Credit Agreement.  The Amendment amended the Credit Agreement to increase advance rates thus providing additional borrowing capacity under the Credit Agreement. Furthermore, the Amendment provides that if the Company raises at least $20 million in equity funding (the “Equity Raise”) on or before July 31, 2018, the Commitment Termination Date (as defined in the Credit Agreement) will be extended to February 28, 2021; provided, however, if the Equity Raise is not completed on or before July 31, 2018, the Commitment Termination Date will be a date determined by the Administrative Agent in its sole discretion, but in no event earlier than July 31, 2018 or later than August 31, 2020. The Commitment Maturity Date (as defined in the Credit Agreement) is one year after the Commitment Termination Date.

Additionally, the Amendment amended the Credit Agreement to provide that, among other things, (1) if the Company completes the Equity Raise on or before July 31, 2018, the interest rate margin on loans under the Credit Agreement will be reduced by 3% per annum; (2) the advance rates will be increased to provide additional borrowing capacity; and (3) certain permitted debt and financial covenants are modified. The Amendment also provided for 175,000 warrants with an exercise price of $0.01 to be issued to the Lender.

FlexShopper, Inc. 2018 Omnibus Equity Incentive Plan

On April 26, 2018 at the Company’s annual meeting, the Company’s stockholders approved the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Under the 2018 Plan approximately 1,057,000 shares of Company common stock will be available for issuance, consisting of 750,000 shares authorized for issuance under the 2018 Plan and an aggregate 307,000 shares currently available for issuance under our 2007 Omnibus Equity Compensation Plan and 2015 Omnibus Equity Compensation Plan.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2017 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Accounts receivable	$7,105,886	$6,399,233
Allowance for doubtful accounts	(3,331,281)	(2,139,765)
Accounts receivable, net	$3,774,605	$4,259,468

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $4,428,276 and $6,458,998 for the three months ended March 31, 2018 and 2017, respectively.

Lease Merchandise – Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $807,000 and $1,502,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
Adjusted Gross Profit	2018	2017	$ Change	% Change

Lease revenues and fees	$19,336,896	$16,950,892	$2,386,004	14.0
Lease merchandise sold	614,518	490,725	123,793	25.2
Cost of merchandise sold	(333,763)	(309,618)	24,145	7.8
Provision for doubtful accounts	(5,175,318)	(4,915,750)	259,568	5.3
Net revenues	14,442,333	12,216,249	2,226,084	18.2
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(10,407,746)	(8,460,783)	1,946,963	23.0
Adjusted Gross Profit	$4,034,587	$3,755,466	$279,121	7.4
Gross profit margin	28%	31%
Net revenues as a percentage of cost of lease revenue	139%	144%

	Three months ended March 31,
Adjusted EBITDA	2018		2017		$ Change	% Change

Net Loss	$(2,286,344)		$(1,054,511)		$1,231,833	116.8
Amortization of debt costs	132,404		118,404		14,000	11.8
Other amortization and depreciation	435,674		371,236		64,438	17.3
Interest expense	801,263		437,587		363,676	83.1
Stock compensation	49,702		22,890		26,812	117.1
Adjusted EBITDA	$(867,301	)*	$(104,394	)*	$762,907	730.5

* Represents loss

Management believes that Adjusted Gross Profit and Adjusted EBITDA, provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance.

Adjusted Gross Profit represents GAAP revenue less the provision for doubtful accounts and cost of leased inventory and inventory sold. Adjusted Gross Profit provides us with an understanding of the results from the primary operations of our business. We use Adjusted Gross Profit to evaluate our period-over-period operating performance. This measure may be useful to an investor in evaluating the underlying operating performance of our business. In the first quarter of each year there is a lower margin versus the full year because of the recognition of the “90 days same as cash” or early payoff offer from the leases originated in the prior quarter, which is historically the largest quarter. In the same manner that approximately 40% of all our annual leases are generated in the fourth quarter, approximately 40% of all our early payoffs are in the first quarter. As a result of analysis examining the positive repeat lease behavior of early payoff customers, during this last holiday season, the Company’s marketing focused on converting new consumers through focused advertising of the early payoff options. Therefore, the percentage of new consumers utilizing the early payoff option increased this period and resulted in lower Gross profit margins than the prior year. Full year margins are expected to be in line with prior year results.

Adjusted EBITDA represents net income before interest, stock based compensation, taxes, depreciation (other than depreciation of leased inventory) and amortization. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

●	is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company;

●	is a financial measurement that is used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

●	is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

Adjusted Gross Profit and Adjusted EBITDA are supplemental measures of FlexShopper’s performance that are neither required by, nor presented in accordance with, GAAP. Adjusted Gross Profit and Adjusted EBITDA should not be considered as substitutes for GAAP metrics such as operating loss, net income or any other performance measures derived in accordance with GAAP.

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The following table details operating results for the three months ended March 31, 2018 and 2017:

	2018	2017	$ Change	% Change

Total revenues	$19,951,414	$17,441,617	$2,509,797	14.4
Cost of lease revenue and merchandise sold	10,741,509	8,770,401	1,971,108	22.5
Provision for doubtful accounts	5,175,318	4,915,750	259,568	5.3
Marketing	1,168,950	812,182	356,768	43.9
Salaries and benefits	2,179,376	1,768,152	411,224	23.3
Other operating expenses	2,038,938	1,673,652	365,286	21.8
Operating loss	(1,352,677)	(498,520)	854,157	171.3
Interest expense	933,667	555,991	377,676	67.9
Net loss	$(2,286,344)	$(1,054,511)	$1,231,833	116.8

FlexShopper originated 20,059 leases for the three months ended March 31, 2018 compared to 16,052 leases for the comparable period last year. Total lease revenues for the three months ended March 31, 2018 were $19,951,414 compared to $17,441,617 for the three months ended March 31, 2017, representing an increase of $2,509,797, or 14.4%. Continued growth in repeat customers coupled with additional marketing spend is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2018 was $10,741,509 compared to $8,770,401 for the three months ended March 31, 2017, representing an increase of $1,971,108, or 22.5%. Cost of lease revenue and merchandise sold for the three months ended March 31, 2018 is comprised of depreciation expense on lease merchandise of $10,407,746 and the net book value of merchandise sold of $333,763. Cost of lease revenue and merchandise sold for the three months ended March 31, 2017 is comprised of depreciation expense on lease merchandise of $8,460,783, the net book value of merchandise sold of $309,618. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $5,175,318 and $4,915,750 for the three months ended March 31, 2018 and 2017, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. During the three months ended March 31, 2018 and 2017, $4,428,276 and $6,417,521 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The decrease was due to improvement in the performance of FlexShopper’s lease portfolio, the underwriting model, and enhancements in the risk department.

Marketing expenses in the first quarter of 2018 were $1,168,950 compared to $812,182 in the first quarter of 2017, an increase of $356,768, or 43.9%. The Company strategically increased marketing expenditures in the first quarter in its digital channels where it can acquire unique customers at a targeted acquisition cost to increase lease originations.

Salary and benefits expenses in the first quarter of 2017 were $2,179,376 compared to $1,768,152 in the first quarter of 2017, an increase of $411,224, or 23.3%. Investments in our software engineering team, much of which occurred throughout 2017, and certain key management hires are the primary reasons for the increase in salaries and benefits expenses.

Other operating expenses for the three months ended March 31, 2018 and 2017 included the following:

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Amortization and depreciation	$435,674	$371,237
Computer and internet expenses	363,206	257,471
Legal and professional fees	245,976	216,104
Merchant bank fees	318,690	237,798
Stock compensation expense	49,702	22,890
Customer verification expenses	235,081	132,843
Other	390,609	435,309
Total	$2,038,938	$1,673,652

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

Liquidity and Capital Resources

As of March 31, 2018, the Company had cash of $1,798,217 compared to $5,137,873 at the same date in 2017.

As of March 31, 2018, the Company had accounts receivable of $7,105,886 offset by an allowance for doubtful accounts of $3,331,281 resulting in net accounts receivable of $3,774,605. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

From January 1, 2017, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On January 27, 2017, the Borrower entered into a fifth amendment (the "Omnibus Amendment") to its Credit Agreement, dated March 6, 2015 (the “Credit Agreement” ) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-1, LLC. The Omnibus Amendment amended the Credit Agreement to, among other things, extend the date after which we may no longer borrow additional funds, lower the interest rate, require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

2.	On January 9, 2018, the Credit Agreement was modified to extend the Commitment Termination Date from April 1, 2018 to August 31, 2018.

3.	On January 29, 2018 and January 30, 2018, we entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which we issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Borrower under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Such amounts may be drawn by us until July 31, 2018 in one or more advances. Upon issuance of the Notes, we drew $500,000 and a subsequent $500,000 on February 20, 2018, on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. Payments of principal and accrued interest are due and payable by us upon 30 days’ prior written notice from the applicable noteholder and we can prepay principal and interest at any time without penalty.

4.

On April 3, 2018, the Company amended the Credit Agreement to increase advance rates thus providing additional borrowing capacity under the Credit Agreement. Furthermore, the Amendment provides that if the Company raises at least $20 million in equity funding (the “Equity Raise”) on or before July 31, 2018, the Commitment Termination Date (as defined in the Credit Agreement) will be extended to February 28, 2021; provided, however, if the Equity Raise is not completed on or before July 31, 2018, the Commitment Termination Date will be a date determined by the Administrative Agent in its sole discretion, but in no event earlier than July 31, 2018 or later than August 31, 2020. The Commitment Maturity Date (as defined in the Credit Agreement) is one year after the Commitment Termination Date.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $2,023,357 for the three months ended March 31, 2018 and was primarily due to the net loss for the period.

Net cash provided by operating activities was $202,767 for the three months ended March 31, 2017 and was primarily due to the increase in net revenues and gross profit and more efficient marketing spend for the period.

Cash Flows from Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $307,340, comprised of $9,514 for the purchase of property and equipment and $297,826 for capitalized software costs.

For the three months ended March 31, 2017, net cash used in investing activities was $477,389, comprised of $37,471 for the purchase of property and equipment and $439,918 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used by financing activities was $840,000 for the three months ended March 31, 2018 due to loan repayments on the Credit Agreement of $5,855,000, offset by $3,465,000 of funds drawn on the Promissory Notes and $1,550,000 of funds drawn on the Credit Agreement.

Capital Resources

To date, funds derived from the sale of FlexShopper's common stock and Series 2 Convertible Preferred Stock and our ability to borrow funds against the lease portfolio have provided the liquidity and capital resources necessary to fund our operations. Management believes that the financing transactions described in this section above will provide sufficient liquidity and capital resources for our anticipated needs through the third quarter of 2018 as we implement our business plan. We are currently exploring various financing options to provide additional equity capital as well as both extend and lower the cost of our credit facilities going forward. If we are unable to obtain additional equity capital or extend and lower the cost of our credit facilities, we can maintain a positive cash position by servicing and collecting our existing lease portfolio and pay our obligations as they become due, but would be forced to significantly curtail or suspend our discretionary marketing expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2018.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

We are not a party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS:

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.    OTHER INFORMATION:

Not applicable.

ITEM 6.    EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.4	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.5	Certificate of Designations for Series 2 Convertible Preferred Stock, dated as of June 10, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
10.1	Omnibus Amendment dated January 27, 2017, among FlexShopper 2, LLC, FlexShopper, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
10.2	Letter Agreement dated January 9, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.3	Form of Commitment Letter and Promissory Note between FlexShopper, LLC and each of Russ Heiser and NRNS Capital Holdings LLC*
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification – Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification – Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 14, 2018	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: May 14, 2018	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer

