Form 10-Q
period 2018-06-30
FlexShopper, Inc.
filed 2018-08-06
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For The Quarterly Period Ended June 30, 2018

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

As of August 2, 2018, the Company had a total of 5,469,501 shares of common stock outstanding, excluding 239,405 outstanding shares of Series 1 Preferred Stock convertible into 145,197 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 2,710,124 shares of common stock.

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

FLEXSHOPPER, INC.

Form 10-Q Quarterly Report

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,055,948	$4,968,915
Accounts receivable, net	4,104,683	4,259,468
Prepaid expenses	382,758	321,035
Lease merchandise, net	17,806,583	21,415,322
Total current assets	24,349,972	30,964,740

PROPERTY AND EQUIPMENT, net	3,073,049	2,948,164

OTHER ASSETS, net	94,185	95,722
	$27,517,206	$34,008,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $449,226 at 2018 and $118,404 at 2017 of unamortized issuance costs	$14,402,123	$14,094,096
Accounts payable	4,513,971	7,702,145
Accrued payroll and related taxes	365,514	404,346
Promissory notes	3,500,000	-
Accrued expenses	767,921	786,095
Total current liabilities	23,549,529	22,986,682

Loan payable under credit agreement to beneficial shareholder net of $40,839 at June 30, 2018 and $39,468 at Dec 31, 2017 of unamortized issuance costs and current portion	1,309,284	4,698,032
Total liabilities	24,858,813	27,684,714

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value- authorized 250,000 shares, issued and outstanding 239,405 shares at $5.00 stated value	1,197,025	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 15,000,000 shares, issued and outstanding 5,469,501 shares as of 2018 and 5,294,501 as of 2017	547	529
Additional paid in capital	23,041,404	22,445,691
Accumulated deficit	(43,532,583)	(39,271,333)
Total stockholders’ equity	2,658,393	6,323,912
	$27,517,206	$34,008,626

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenues:
Lease revenues and fees	$18,588,477	$16,363,033	$37,925,373	$33,313,925
Lease merchandise sold	487,830	324,227	1,102,348	814,952
Total revenues	19,076,307	16,687,260	39,027,721	34,128,877

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	8,987,412	8,126,839	19,395,158	16,587,622
Cost of lease merchandise sold	324,705	226,310	658,468	535,928
Provision for doubtful accounts	5,483,487	4,759,879	10,658,805	9,675,629
Marketing	1,260,237	818,609	2,429,187	1,630,791
Salaries and benefits	2,031,788	1,898,005	4,211,164	3,666,157
Operating expenses	1,918,246	1,869,317	3,957,184	3,542,969
Total costs and expenses	20,005,875	17,698,959	41,309,966	35,639,096

Operating loss	(929,568)	(1,011,699)	(2,282,245)	(1,510,219)

Interest expense including amortization of debt issuance costs	1,045,338	551,304	1,979,005	1,107,295
Net loss	(1,974,906)	(1,563,003)	(4,261,250)	(2,617,514)

Dividends on Series 2 Convertible Preferred Shares	604,824	560,236	1,208,504	1,109,036
Net loss attributable to common shareholders	$(2,579,730)	(2,123,239)	(5,469,754)	(3,726,550)

Basic and diluted (loss) per common share:
Net loss	$(0.48)	$(0.40)	$(1.03)	$(0.70)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	5,368,390	5,290,670	5,331,445	5,288,975

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2018

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912
Provision for compensation expense related to stock options	-	-	-	-	-	-	72,481	-	72,481
Warrants issued in connection with amended credit agreement and subsequent issuance of common stock upon exercise of the warrants					175,000	18	523,232		523,250
Net loss	-	-	-	-	-	-		(4,261,250)	(4,261,250)
Balance, June 30, 2018	239,405	$1,197,025	21,952	$21,952,000	5,469,501	$547	$23,041,404	$(43,532,583)	$2,658,393

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2018 and 2017

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,261,250)	$(2,617,514)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of lease merchandise	19,395,158	16,587,622
Other depreciation and amortization	1,191,510	1,002,644
Compensation expense related to issuance of stock options	72,481	42,211
Provision for doubtful accounts	10,658,805	9,675,629
Changes in operating assets and liabilities:
Accounts receivable	(10,504,020)	(9,885,543)
Prepaid expenses and other	(60,167)	(110,749)
Lease merchandise	(15,786,419)	(11,532,939)
Security deposits	-	(5,928)
Accounts payable	(3,188,174)	(1,337,021)
Accrued payroll and related taxes	(38,832)	(25,312)
Accrued expenses	108,198	80,570
Net cash (used in) provided by operating activities	(2,412,710)	1,873,670

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,021,551)	(979,562)
Net cash (used in) investing activities	(1,021,551)	(979,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	15,000
Proceeds from exercise of warrants	1,750	-
Proceeds from promissory notes	3,465,000	-
Proceeds from loan payable under credit agreement	3,550,000	-
Repayment of loan payable under credit agreement	(6,420,852)	(788,207)
Repayment of installment loan	(5,604)	-
Debt issuance related costs	(69,000)	-
Net cash provided by (used in) financing activities	521,294	(773,207)

(DECREASE)/INCREASE IN CASH	(2,912,967)	120,901

CASH, beginning of period	4,968,915	5,412,495

CASH, end of period	$2,055,948	$5,533,396

Supplemental cash flow information:
Interest paid	$1,422,484	$416,407

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the six months ended June 30, 2018 and 2017

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

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. The Company is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC provides through e-commerce sites certain types of durable goods to consumers, including customers of third party retailers and e-tailers, on a lease-to-own basis (“LTO”).

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 6), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper, LLC to conduct operations. FlexShopper, LLC together with its subsidiaries are hereafter referred to as “FlexShopper.”

To date, funds derived from the sale of FlexShopper’s common stock and Series 2 Convertible Preferred Stock and the Company’s ability to borrow funds against the lease portfolio have provided the liquidity and capital resources necessary to fund its operations. The Company’s ability to borrow additional funds under its credit agreement can be terminated in August if the Company does not raise $20 million of equity prior to August 31, 2018 (see Note 6). Additionally, the holder of one of its subordinated promissory notes (as described in Notes 5 and 13) provided the Company with a 30-day written notice for payment of $2.5 million of principal and accrued interest. Repayment has been extended to August 31, 2018. Further, pursuant to the terms of the subordinated promissory notes, repayment is not permitted and remedies are not available, other than default interest, without the consent of the Credit Agreement lender. The Company is currently exploring various financing options to provide additional equity capital as well as both extend and lower the cost of our credit facilities going forward. If the Company is unable to obtain additional equity capital and extend the credit facilities, management believes the Company would be able to maintain a positive cash position by servicing and collecting its existing lease portfolio and paying its obligations as they become due but would be forced to curtail or suspend normal business operations, including its discretionary marketing expenditures.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Accounts receivable	$9,905,651	$6,399,233
Allowance for doubtful accounts	(5,800,968)	(2,139,765)
Accounts receivable, net	$4,104,683	$4,259,468

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $3,013,914 and $7,442,190 for the three and six months ended June 30, 2018, respectively, and $7,162,533 and $13,580,054 for the three and six months ended June 30, 2017, respectively.

Lease Merchandise - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $1,312,000 and $2,119,000 for the three and six months ended June 30, 2018, respectively, and $1,782,000 and $3,284,000 for the three and six months ended June 30, 2017, respectively.

The net leased merchandise balances consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Lease merchandise at cost	$34,655,190	$34,501,555
Accumulated depreciation	(15,050,985)	(11,974,953)
Impairment reserve	(1,797,622)	(1,111,280)
Lease merchandise, net	$17,806,583	$21,415,322

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $139,903 and $258,307 for the three and six months ended June 30, 2018, respectively, and $118,404 and $236,808 for the three and six months ended June 30, 2017, respectively.

Debt issuance costs of $35,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 29, 2018 and January 30, 2018 (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $35,000 for the six months ended June 30, 2018.

Intangible Assets - Intangible assets consist of a pending patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $709,561 and $1,007,387 for the three and six months ended June 30, 2018, respectively, and $498,049 and $937,967 for the three and six months ended June 30, 2017, respectively.

Operating Expenses - Operating expenses include corporate overhead expenses such as salaries, stock-based compensation, insurance, occupancy, and other administrative expenses.

Marketing Costs - Marketing costs, primarily consisting of advertising, are charged to expense as incurred.

Per Share Data - Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock, which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 7). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common shareholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common shareholders, basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share determined by dividing net income available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the participating Series 1 Convertible Preferred Stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Six Months ended
	June 30,
	2018	2017
Series 1 Convertible Preferred Stock	145,197	147,417
Series 2 Convertible Preferred Stock	2,710,124	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	54,217	54,217
Common Stock Options	426,400	297,900
Common Stock Warrants	377,303	511,553
	3,713,241	3,721,211

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

Fair Value of Financial Instruments - The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 6) approximates fair value.

Income Taxes - Deferred tax assets and liabilities are determined based on the estimated future tax effects of net operating loss carryforwards and temporary differences between the tax bases of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records a valuation allowance for its deferred tax assets when management concludes that it is not more likely than not that such assets will be recognized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2018, and 2017, the Company had not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this guidance on January 1, 2018 but it did not have a material impact on its financial statements as a majority of the Company’s revenue generating activities are leasing arrangements which are outside the scope of the guidance.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2018	December 31, 2017
Furniture, fixtures and vehicle	2-5 years	$155,165	$153,909
Website and internal use software	3 years	6,835,158	5,827,771
Computers and software	3-7 years	704,407	691,499
		7,694,730	6,673,179
Less: accumulated depreciation and amortization		(4,621,681)	(3,725,015)
		$3,073,049	$2,948,164

Depreciation and amortization expense was $461,761 and $393,830 for the three months ended June 30, 2018 and 2017, respectively, and $896,666 and $764,298 for the six months ended June 30, 2018 and 2017, respectively.

5. PROMISSORY NOTES

On January 29, 2018 and January 30, 2018, the Company entered into letter agreements with Russ Heiser, the Company’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), respectively (such letter agreements, together, the “Commitment Letters”), for consideration of a one-time commitment fee of 1% of the lenders’ aggregate commitment, totaling $35,000, pursuant to which the Company issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Company under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by the Company upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement Lender. Upon issuance of the Notes, the Company drew $500,000 and a subsequent $500,000 on February 20, 2018 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. The Notes bear interest at a rate equal to three (3%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 (see Note 6) computed on the basis of a 360-day year, which equaled 15.9% at June 30, 2018. Interest expense incurred under the Notes amounted to $47,829 for Mr. Heiser’s Note and $119,574 for NRNS’ Note, totaling $167,403 for the three months ended June 30, 2018, and $73,988 for Mr. Heiser’s Note and $195,931 for NRNS’ Note, totaling $269,919 for the six months ended June 30, 2018.

On July 31, 2018, FlexShopper agreed to extend and modify the terms of the “Note” (see Note 11).

6. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC as administrative agent and lender (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper may borrow up to $25,000,000 from the Lender for a term of two years from the date of the Credit Agreement (which term has since been extended, as described below). The Lender receives security interests in certain leases as collateral under the Credit Agreement.

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

On January 27, 2017, FlexShopper entered into a fifth amendment to the Credit Agreement (the “Omnibus Amendment”). The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the date after which the Company may no longer borrow additional funds (the “Commitment Termination Date”) from May 6, 2017 to April 1, 2018 (with a one-time right of extension by the Lender up to August 31, 2018 that was exercised by the Lender on January 9, 2018), (2) require the Company to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee, (3) reduce the interest rate charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average, and (4) modify certain permitted debt and financial covenants. These modified covenants consist of a reduction of Equity Book Value to be not less than the sum of $6 million and 20% of any additional equity capital invested into the Company after December 31, 2016; maintaining at least $1.5 million in Unrestricted Cash; and the ratio of Consolidated Total Debt to Equity Book Value not exceeding 4.75:1. The date upon which we must repay all remaining amounts owing under the Credit Agreement (the “Commitment Maturity Date”) is one year after the Commitment Termination Date.

On April 3, 2018, FlexShopper entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment amended the Credit Agreement to increase advance rates, thus providing additional borrowing capacity under the Credit Agreement. The Sixth Amendment also provided for 175,000 warrants with an exercise price of $0.01 to be issued to the Lender, which warrants were exercised by the Lender on May 23, 2018. The warrants were accounted for at fair value based on the date of issuance. The portion of the proceeds allocated to the warrants was accounted for as paid-in capital with a corresponding discount to the loan payable which was amortized over the remaining life of the agreement.

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $716,272 and $1,414,224 for the three and six months ended June 30, 2018, respectively, and $432,899 and $870,486 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the outstanding balance under the Credit Agreement was $16,201,472. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $490,065. The Company repaid $565,852 in the second quarter of 2018. Interest is payable monthly on the outstanding balance of the amounts borrowed.

On July 31, 2018, FlexShopper entered into a seventh amendment to the Credit Agreement (see Note 11).

7. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

The Company is authorized to issue 250,000 shares of $0.001 par value Series 1 Convertible Preferred Stock and 25,000 shares of $0.001 par value Series 2 Convertible Preferred Stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

Series 1 Convertible Preferred Stock - On January 31, 2007, the Company filed a Certificate of Designations with the Secretary of State of Delaware. On November 9, 2017, the Company filed a Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock, reducing the number of shares designated as Series 1 Convertible Preferred Stock to 250,000. Series 1 Convertible Preferred Stock ranks senior to common stock.

As of June 30, 2018, each share of Series 1 Convertible Preferred Stock was convertible into 0.60649 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2017, 3,660 shares of Series 1 Convertible Preferred Stock were converted into 2,220 shares of common stock. As of June 30, 2018, there were 239,405 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 145,197 shares of common stock.

Series 2 Convertible Preferred Stock - On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Convertible Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.

Pursuant to the authority expressly granted to the Board of Directors by the provisions of the Company’s Certificate of Incorporation, the Board of Directors of the Company created and designated 25,000 shares of Series 2 Convertible Preferred Stock, par value $0.001 per share (“Series 2 Preferred Shares”), by filing a Certificate of Designations with the Delaware Secretary of State (the “Series 2 Certificate of Designations”). The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of June 30, 2018 total approximately $4,736,865. Each Series 2 Preferred Share is convertible at a conversion price of $8.10 into approximately 124 shares of common stock; provided, the conversion price is subject to reduction pursuant to a weighted average anti-dilution provision contained in the Series 2 Certificate of Designations. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If, during the two year period commencing on the date of issuance, the average closing price during any 45 consecutive trading day period equals or exceeds $17.50 per common share, or a change of control transaction (as defined in the Series 2 Certificate of Designations) values the Company’s common stock at $17.50 per share or greater; or after this two year period the average closing price during any 45 day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Series 2 Certificate of Designations), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock - The Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock. On May 10, 2017, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Certificate of Incorporation to reduce the Company’s authorized shares of common stock to 15,000,000. Each share of common stock entitles the holder to one vote at all stockholder meetings.

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

Warrants - On April 3, 2018, FlexShopper entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment provided for warrants exercisable for 175,000 shares of common stock with an exercise price per share of $0.01 to be issued to the Lender. On May 23, 2018, the Lender exercised the warrants. As of June 30, 2018, FlexShopper had outstanding warrants exercisable for (i) 377,303 shares of common stock and (ii) 439 shares of series 2 preferred stock warrants outstanding. See Note 9.

8. STOCK OPTIONS

On April 26, 2018 at the Company’s annual meeting, the Company’s stockholders approved the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Upon the 2018 Plan’s approval, approximately 1,057,000 shares of Company common stock were available for issuance, consisting of 750,000 shares authorized for issuance under the 2018 Plan and an aggregate 307,000 shares then remaining available for issuance under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) and 2015 Omnibus Equity Compensation Plan (the “2015 Plan, and together with the 2007 Plan, the “Prior Plans”). The 2018 Plan replaced the Prior Plans. No new awards will be granted under the Prior Plans; however, awards outstanding under the Prior Plans upon approval of the 2018 Plan remain subject to and will be paid under the applicable Prior Plan.

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. Options granted under the 2018 Plan and the Prior Plans vest over periods ranging from immediately upon grant to a three-year period and expire ten years from date of grant.

Activity in stock options for the six months ended June 30, 2018 follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2018	335,900	$5.61
Granted	109,500	3.12
Canceled/Forfeited	(19,000)	4.61
Outstanding at June 30, 2018	426,400	$5.02	7.36	$59,192
Vested and exercisable at June 30, 2018	275,034	$5.86	6.25	$37,302
Vested and exercisable at June 30, 2018 and expected to vest thereafter	426,400	$5.02	7.36	$59,193

The weighted average grant date fair value of options granted during the six month period ending June 30, 2018 was $1.26 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

Exercise price	$2.95 to $ 4.35
Expected life	6 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	2.27% to 2.88%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the statements of operations was $22,779 and $72,481, for the three and six months ended June 30, 2018, respectively, and $19,321 and $42,211 for the three and six months ended June 30, 2017, respectively. Unrecognized compensation cost related to non-vested options at June 30, 2018 amounted to approximately $169,551, which is expected to be recognized over a weighted average period of 2.2 years.

9. WARRANTS

The following table summarizes information about outstanding stock warrants as of June 30, 2018, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$10.00	200,000		1 years
$5.50	177,303		3 years
$1,250	-	439	5 years
	377,303	439

On April 3, 2018, FlexShopper entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment provided for 175,000 warrants with an exercise price of $0.01 to be issued to the Lender. On May 23, 2018, the Lender exercised the stock warrants.

10. INCOME TAXES

As of December 31, 2017, the Company has federal net operating loss carryforwards of approximately $30,008,000 and state net operating loss carryforwards of approximately $16,011,000 available to offset future taxable income which expire from 2024 to 2037.

Management believes that the federal and state deferred tax asset as of December 31, 2017 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the tax asset.

11. SUBSEQUENT EVENTS

Amendment to Credit Agreement

On July 31, 2018, FlexShopper, through a wholly-owned indirect subsidiary, entered into Amendment No. 7 (the “Amendment”) to the Credit Agreement.  The Amendment amended the Credit Agreement provides that, among other things, if the Company raises at least $20 million in equity funding (the “Equity Raise”) on or before August 31, 2018, the Commitment Termination Date (as defined in the Credit Agreement) will be extended to February 28, 2021; provided, however, if the Equity Raise is not completed on or before August 31, 2018, the Commitment Termination Date will be a date determined by the Administrative Agent in its sole discretion, but in no event earlier than August 31, 2018 or later than February 28, 2021. In addition, upon completion of the Equity Raise, the interest rate charged will be reduced to LIBOR plus eleven percent (11%) per annum. The Commitment Maturity Date (as defined in the Credit Agreement) is one year after the Commitment Termination Date.

Modification to Promissory Note

On July 5, 2018, FlexShopper, pursuant to the terms of the Promissory Note, received a 30-day written notice for payment of principal and interest from NRNS Capital Holdings LLC (“NRNS”). On July 31, 2018, NRNS rescinded notice and extended the payment in full of all principal and interest under NRNS’ Note (as described in Note 5) until on or before August 31, 2018 (or any later date agreed to by NRNS). In consideration of the extension, FlexShopper agreed that from July 31, 2018 until August 31, 2018, the unpaid principal balance of the Note will bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Senior Credit Agreement (as defined in the Note). Pursuant to the terms of the subordinated promissory notes, repayment is not permitted and remedies are not available, other than default interest, without the consent of the Credit Agreement lender.

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

Executive Overview

The results of operations reflect the operations of FlexShopper, LLC (together with the Company and its direct and indirect wholly owned subsidiaries, “FlexShopper”), which provide certain types of durable goods to consumers on a lease-to-own (“LTO”) basis and also provides LTO terms to consumers of third party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Accounts receivable	$9,905,651	$6,399,233
Allowance for doubtful accounts	(5,800,968)	(2,139,765)
Accounts receivable, net	$4,104,683	$4,259,468

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $3,013,914 and $7,442,190 for the three and six months ended June 30, 2018 and $7,162,533 and $13,580,054 for the three and six months ended June 30, 2017, respectively.

Lease Merchandise - Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted was approximately $1,312,000 and $2,119,000 for the three and six months ended June 30, 2018 and $1,782,000 and $3,284,000 for the three and six months ended June 30, 2017, respectively.

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

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the three months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,
	2018	2017	$ Change	% Change
Adjusted Gross Profit:
Lease revenues and fees	$18,588,477	$16,363,033	$2,225,444	13.6
Lease merchandise sold	487,830	324,227	163,603	50.5
Cost of merchandise sold	(324,705)	(226,310)	(98,395)	43.5
Provision for doubtful accounts	(5,483,487)	(4,759,879)	(723,608)	15.2
Net revenues	13,268,115	11,701,071	1,567,044	13.4
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(8,987,412)	(8,126,839)	(860,573)	10.6
Adjusted Gross Profit	$4,280,703	$3,574,232	$706,471	19.8
Gross profit margin	32%	31%
Net revenues as a percentage of cost of lease revenue	148%	144%

	Three months ended June 30,
	2018		2017		$ Change	% Change
Adjusted EBITDA:
Net loss	$(1,974,906)		$(1,563,003)		$(411,903)	26.4
Amortization of debt costs	160,903		118,404		42,499	35.9
Other amortization and depreciation	462,530		394,600		67,930	17.2
Interest expense	884,435		432,899		451,536	104.3
Stock compensation	22,779		19,321		3,458	17.9
Adjusted EBITDA	$(444,259	)*	$(597,779	)*	$153,520	25.7

* Represents loss

Key performance metrics for the six months ended June 30, 2018 and 2017 are as follows:

	Six months ended June 30,
	2018	2017	$ Change	% Change
Adjusted Gross Profit:
Lease revenues and fees	$37,925,373	$33,313,925	$4,611,448	13.8
Lease merchandise sold	1,102,348	814,952	287,396	35.3
Cost of merchandise sold	(658,468)	(535,928)	(122,540)	22.9
Provision for doubtful accounts	(10,658,805)	(9,675,629)	(983,176)	10.2
Net revenues	27,710,448	23,917,320	3,793,128	15.9
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(19,395,158)	(16,587,622)	(2,807,536)	16.9
Adjusted Gross Profit	$8,315,290	$7,329,698	$985,592	13.5
Gross profit margin	30%	31%
Net revenues as a percentage of cost of lease revenue	143%	144%

	Six months ended June 30,
	2018		2017		$ Change	% Change
Adjusted EBITDA:
Net loss	$(4,261,250)		$(2,617,514)		$(1,643,736)	(62.8)
Amortization of debt costs	293,307		236,808		56,499	23.9
Other amortization and depreciation	898,204		765,836		132,368	17.3
Interest expense	1,685,698		870,486		815,212	93.7
Stock compensation	72,481		42,211		30,270	71.7
Adjusted EBITDA	$(1,311,560	)*	$(702,173	)*	$(609,387)	86.8

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

Adjusted EBITDA represents net income before interest, stock-based compensation, taxes, depreciation (other than depreciation of leased inventory) and amortization. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

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

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

The following table details operating results for the three months ended June 30, 2018 and 2017:

	2018	2017	$ Change	% Change

Total revenues	$19,076,307	$16,687,260	$2,389,047	14.3
Cost of lease revenue and merchandise sold	9,312,117	8,353,149	958,968	11.5
Provision for doubtful accounts	5,483,487	4,759,879	723,608	15.2
Marketing	1,260,237	818,609	441,628	53.9
Salaries and benefits	2,031,788	1,898,005	133,783	7.0
Other operating expenses	1,918,246	1,869,317	48,929	2.6
Operating loss	(929,568)	(1,011,699)	82,131	8.1
Interest expense	1,045,338	551,304	494,034	89.6
Net loss	$(1,974,906)	$(1,563,003)	$(411,903)	26.4

FlexShopper originated 23,488 leases for the three months ended June 30, 2018 compared to 16,722 leases for the comparable period last year. Total lease revenues for the three months ended June 30, 2018 were $19,076,307 compared to $16,687,260 for the three months ended June 30, 2017, representing an increase of $2,389,047, or 14.3%. Continued growth in repeat customers coupled with acquiring new customers with additional marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2018 was $9,312,117 compared to $8,353,149 for the three months ended June 30, 2017, representing an increase of $958,968, or 11.5%. Cost of lease revenue and merchandise sold for the three months ended June 30, 2018 is comprised of depreciation expense on lease merchandise of $8,987,412 and the net book value of merchandise sold of $324,705. Cost of lease revenue and merchandise sold for the three months ended June 30, 2017 is comprised of depreciation expense on lease merchandise of $8,126,839, the net book value of merchandise sold of $226,310. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $5,483,487 and $4,759,879 for the three months ended June 30, 2018 and 2017, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. During the three months ended June 30, 2018 and 2017, $3,013,914 and $7,162,533 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The provision increase was primarily driven by the increase in FlexShopper’s lease portfolio revenue.

Marketing expenses in the three months ended June 30, 2018 was $1,260,237 compared to $818,609 in the three months ended June 30, 2017, an increase of $441,628, or 53.9%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at it targeted acquisition cost.

Salaries and benefits in the three months ended June 30, 2018 was $2,031,788 compared to $1,898,005 in the three months ended June 30, 2017, an increase of $133,783, or 7.0%. Investments in our software engineering team, much of which occurred throughout 2017, and certain key management hires are the primary reasons for the increase in salaries and benefits expenses.

Other operating expenses for the three months ended June 30, 2018 and 2017 included the following:

	Three months ended	Three months ended
	June 30, 2018	June 30, 2017
Amortization and depreciation	$462,530	$394,600
Computer and internet expenses	317,834	287,677
Legal and professional fees	156,293	305,084
Merchant bank fees	315,794	254,138
Stock compensation expense	22,779	19,321
Customer verification expenses	264,867	201,951
Other	378,149	406,546
Total	$1,918,246	$1,869,317

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

The following table details operating results for the six months ended June 30, 2018 and 2017:

	2018	2017	$ Change	% Change

Total revenues	$39,027,721	$34,128,877	$4,898,844	14.4
Cost of lease revenue and merchandise sold	20,053,626	17,123,550	2,930,076	17.1
Provision for doubtful accounts	10,658,805	9,675,629	983,176	10.2
Marketing	2,429,187	1,630,791	798,396	49.0
Salaries and benefits	4,211,164	3,666,157	545,007	14.9
Other operating expenses	3,957,184	3,542,969	414,215	11.7
Operating loss	(2,282,245)	(1,510,219)	(772,026)	51.1
Interest expense	1,979,005	1,107,295	871,710	78.7
Net loss	$(4,261,250)	$(2,617,514)	$(1,643,736)	62.8

FlexShopper originated 45,559 leases for the six months ended June 30, 2018 compared to 35,238 leases for the comparable period last year. Total lease revenues for the six months ended June 30, 2018 were $39,027,721 compared to $34,128,877 for the six months ended June 30, 2017, representing an increase of $4,898,844, or 14.4%. Continued growth in repeat customers coupled with acquiring new customers with additional marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the six months ended June 30, 2018 was $20,053,626 compared to $17,123,550 for the six months ended June 30, 2017, representing an increase of $2,930,076, or 17.1%. Cost of lease revenue and merchandise sold for the six months ended June 30, 2018 is comprised of depreciation expense on lease merchandise of $19,395,158 and the net book value of merchandise sold of $658,468. Cost of lease revenue and merchandise sold for the six months ended June 30, 2017 is comprised of depreciation expense on lease merchandise of $16,587,622, the net book value of merchandise sold of $535,928. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $10,658,805 and $9,675,629 for the six months ended June 30, 2018 and 2017, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. During the six months ended June 30, 2018 and 2017, $7,442,190 and $13,580,054 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The provision increase was primarily driven by the increase in FlexShopper’s lease portfolio revenue.

Marketing expenses in the first half of 2018 were $2,429,187 compared to $1,630,791 in the first half of 2017, an increase of $798,396, or 49.0%. The Company strategically increased marketing expenditures in the first half of 2018 in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost.

Salary and benefits expenses in the first half of 2018 were $4,211,164 compared to $3,666,157 in the first half of 2017, an increase of $545,007, or 14.9%. Investments in our software engineering team, much of which occurred throughout 2017, and certain key management hires are the primary reasons for the increase in salaries and benefits expenses.

Other operating expenses for the six months ended June 30, 2018 and 2017 included the following:

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Amortization and depreciation	$898,204	$765,836
Computer and internet expenses	681,040	545,149
Legal and professional fees	402,268	521,188
Merchant bank fees	634,484	491,936
Stock compensation expense	72,481	42,211
Customer verification expenses	499,948	334,795
Other	768,759	841,854
Total	$3,957,184	$3,542,969

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

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash of $2,055,948 compared to $5,533,396 at the same date in 2017.

As of June 30, 2018, the Company had accounts receivable of $9,905,651 offset by an allowance for doubtful accounts of $5,800,968, resulting in net accounts receivable of $4,104,683. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financings

From January 1, 2017, FlexShopper completed the following transactions, each of which has provided liquidity and cash resources to FlexShopper.

1.	On January 27, 2017, FlexShopper 2, LLC (the “Borrower”) entered into a fifth amendment (the “Omnibus Amendment”) to its Credit Agreement, dated March 6, 2015 (the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-1, LLC. The Omnibus Amendment amended the Credit Agreement to, among other things, extend the date after which we may no longer borrow additional funds, lower the interest rate, require the Borrower to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement) and modify certain permitted debt and financial covenants.

2.	On January 9, 2018, the Credit Agreement was modified to extend the Commitment Termination Date from April 1, 2018 to August 31, 2018.

3.	On January 29, 2018 and January 30, 2018, we entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which we issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Borrower under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Upon issuance of the Notes, we drew $500,000 and a subsequent $500,000 on February 20, 2018, on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. Payments of principal and accrued interest are due and payable by us upon 30 days’ prior written notice from the applicable noteholder and we can prepay principal and interest at any time without penalty.

4.	On April 3, 2018, the Company and WE2014-1, LLC amended the Credit Agreement (the “Sixth Amendment”) to increase advance rates thus providing additional borrowing capacity under the Credit Agreement. Furthermore, the Amendment provides that if the Company raises at least $20 million in equity funding (the “Equity Raise”) on or before July 31, 2018, the Commitment Termination Date (as defined in the Credit Agreement) will be extended to February 28, 2021; provided, however, if the Equity Raise is not completed on or before July 31, 2018, the Commitment Termination Date will be a date determined by the Administrative Agent in its sole discretion, but in no event earlier than July 31, 2018 or later than August 31, 2020. The Commitment Maturity Date (as defined in the Credit Agreement) is one year after the Commitment Termination Date. In addition, upon completion of the Equity Raise, the interest rate charged will be reduced to LIBOR plus eleven percent (11%) per annum.

5.

On July 31, 2018, the Company and WE2014-1, LLC amended the Credit Agreement (the “Seventh Amendment”) to extend the deadline to raise at least $20 million in equity funding set forth in the Sixth Amendment to be August 31, 2018. If the Equity Raise is not completed on or before August 31, 2018, the Commitment Termination Date will be a date determined by the Lender in its sole discretion, but in no event earlier than August 31, 2018 or later than February 28, 2021.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $2,412,710 for the six months ended June 30, 2018 and was primarily due to the net loss for the period.

Net cash provided by operating activities was $1,873,670 for the six months ended June 30, 2017 and was primarily due to the increase in net revenues and gross profit and more efficient marketing spend for the period.

Cash Flows from Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was $1,021,551, comprised of $14,164 for the purchase of property and equipment and $1,007,387 for capitalized software costs.

For the six months ended June 30, 2017, net cash used in investing activities was $979,562, comprised of $41,595 for the purchase of property and equipment and $937,967 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $521,294 for the six months ended June 30, 2018 due to $3,465,000 of funds drawn on the Promissory Notes and $3,550,000 of funds drawn on the Credit Agreement, partially offset by loan repayments on the Credit Agreement of $6,420,852.

Capital Resources

To date, funds derived from the sale of FlexShopper’s common stock and Series 2 Convertible Preferred Stock and the Company’s ability to borrow funds against the lease portfolio have provided the liquidity and capital resources necessary to fund its operations. The Company’s ability to borrow additional funds under its credit agreement can be terminated in August if the Company does not raise $20 million of equity prior to August 31, 2018 (see Note 6). Additionally, the holder of one of its subordinated promissory notes (as described in Notes 5 and 13) provided the Company with a 30-day written notice for payment of $2.5 million of principal and accrued interest. Repayment has been extended to August 31, 2018. Further, pursuant to the terms of the subordinated promissory notes, repayment is not permitted and remedies are not available, other than default interest, without the consent of the Credit Agreement lender. The Company is currently exploring various financing options to provide additional equity capital as well as both extend and lower the cost of our credit facilities going forward. If the Company is unable to obtain additional equity capital and extend the credit facilities, management believes the Company would be able to maintain a positive cash position by servicing and collecting its existing lease portfolio and paying its obligations as they become due but would be forced to curtail or suspend normal business operations, including its discretionary marketing expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2018.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.    OTHER INFORMATION:

Amendment to Credit Agreement

On July 31, 2018, the Company, through a wholly-owned indirect subsidiary, entered into the Seventh Amendment to the Credit Agreement.  The Amendment amended the Credit Agreement provides that, among other things, if the Company raises at least $20 million in equity funding (the “Equity Raise”) on or before August 31, 2018, the Commitment Termination Date (as defined in the Credit Agreement) will be extended to February 28, 2021; provided, however, if the Equity Raise is not completed on or before August 31, 2018, the Commitment Termination Date will be a date determined by the Lender in its sole discretion, but in no event earlier than August 31, 2018 or later than February 28, 2021. The Commitment Maturity Date (as defined in the Credit Agreement) is one year after the Commitment Termination Date.

A copy of the Seventh Amendment is filed with this report as Exhibit 10.4, and is hereby incorporated by reference herein. The foregoing description of the Seventh Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of such document.

Modification to Promissory Note

On July 5, 2018, FlexShopper, pursuant to the terms of the Promissory Note, received a 30-day written notice for payment of principal and interest from NRNS Capital Holdings LLC (“NRNS”). On July 31, 2018, NRNS rescinded notice and extended the payment in full of all principal and interest under NRNS’ Note (as described in Note 5) until on or before August 31, 2018 (or any later date agreed to by NRNS). In consideration of the extension, FlexShopper agreed that from July 31, 2018 until August 31, 2018, the unpaid principal balance of the Note will bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Senior Credit Agreement (as defined in the Note).

ITEM 6.    EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 and incorporated herein by reference)
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.4	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.5	Certificate of Designations for Series 2 Convertible Preferred Stock, dated as of June 10, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
10.1	Amendment No. 6 to Credit Agreement, dated April 3, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference)
10.2	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2017 April 6, 2018 and incorporated herein by reference)
10.3	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 31, 2017 April 6, 2018 and incorporated herein by reference)
10.4	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC*
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 6, 2018	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: August 6, 2018	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer

