Form 10-Q
period 2018-09-30
FlexShopper, Inc.
filed 2018-11-05
CIK 1397047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2018

☐ TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices and registrants’ telephone number	IRS Employer Identification Number
001-37945	FLEXSHOPPER, INC.	20-5456087

2700 N. Military Trail, Suite 200 Boca Raton, Florida 33431 (855) 353-9289

State or other jurisdiction of incorporation or organization:  Delaware

Former name, former address and formal fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☑    No ☐

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large Accelerated Filer ☐	Non-Accelerated Filer ☑
Accelerated Filer ☐	Smaller Reporting Company ☑
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☑

As of November 5, 2018, the Company had a total of 17,579,870 shares of common stock outstanding, excluding 239,405 outstanding shares of Series 1 Preferred Stock convertible into 145,197 shares of common stock and excluding 21,952 outstanding shares of Series 2 Preferred Stock convertible into 7,506,249 shares of common stock.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain information set forth in this prospectus may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” “strategy,” “future,” “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this prospectus regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding: the expansion of our lease-to-own program; expectation concerning our partnerships with retail partners; investments in, and the success of, our underwriting technology and risk analytics platform; our ability to collect payments due from customers; expected future operating results and; expectations concerning our business strategy.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;
●	our ability to obtain adequate financing to fund our business operations in the future;
●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;
●	our ability to maintain compliance with financial covenants under our Credit Agreement;
●	our dependence on the success of our third-party retail partners and our continued relationships with them;
●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;
●	the failure to protect the integrity and security of customer and employee information; and
●	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as may be required under applicable law. We anticipate that subsequent events and developments will cause our views to change. You should read this prospectus and the documents filed as exhibits to the registration statement, of which this prospectus is a part, completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,282,103	$4,968,915
Accounts receivable, net	4,815,676	4,259,468
Prepaid expenses	182,189	321,035
Lease merchandise, net	18,326,430	21,415,322
Total current assets	30,606,398	30,964,740

PROPERTY AND EQUIPMENT, net	3,313,109	2,948,164

OTHER ASSETS, net	91,390	95,722
	$34,010,897	$34,008,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $89,180 at 2018 and $118,404 at 2017 of unamortized issuance costs	$3,580,330	$14,094,096
Accounts payable	5,928,893	7,702,145
Accrued payroll and related taxes	225,081	404,346
Promissory notes	1,750,000	-
Accrued expenses	858,863	786,095
Total current liabilities	12,343,167	22,986,682

Loan payable under credit agreement to beneficial shareholder net of $264,633 at 2018 and $39,468 at 2017 of unamortized issuance costs and current portion	10,624,240	4,698,032
Total liabilities	22,967,407	27,684,714

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value- authorized 250,000 shares, issued and outstanding 239,405 shares at $5.00 stated value	1,197,025	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 25,000,000 shares, issued and outstanding: 17,579,870 shares at 2018 and 5,294,501 at 2017	1,758	529
Additional paid in capital	34,142,693	22,445,691
Accumulated deficit	(46,249,986)	(39,271,333)
Total stockholders’ equity	11,043,490	6,323,912
	$34,010,897	$34,008,626

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenues:
Lease revenues and fees	$20,514,492	$16,144,184	$58,439,865	$49,458,109
Lease merchandise sold	490,208	359,656	1,592,556	1,174,608
Total revenues	21,004,700	16,503,840	60,032,421	50,632,717

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	10,289,709	8,146,293	29,684,867	24,733,915
Cost of lease merchandise sold	349,209	280,130	1,007,677	816,058
Provision for doubtful accounts	5,905,083	4,681,832	16,563,888	14,357,461
Marketing	1,596,322	994,576	4,025,509	2,625,367
Salaries and benefits	2,186,835	1,900,925	6,397,999	5,567,082
Operating expenses	2,206,496	1,723,309	6,163,680	5,266,278
Total costs and expenses	22,533,654	17,727,065	63,843,620	53,366,161

Operating loss	(1,528,954)	(1,223,225)	(3,811,199)	(2,733,444)

Loss on extinguishment of debt	126,622	-	126,622	-
Interest expense including amortization of debt issuance costs	1,061,827	504,392	3,040,832	1,611,687
Net loss	(2,717,403)	(1,727,617)	(6,978,653)	(4,345,131)

Dividends on Series 2 Convertible Preferred Shares	609,168	603,680	1,817,672	1,712,716
Net loss attributable to common shareholders	$(3,326,571)	$(2,331,297)	$(8,796,325)	$(6,057,847)

Basic and diluted (loss) per common share:
Net loss	$(0.56)	$(0.44)	$(1.59)	$(1.14)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	5,950,161	5,292,281	5,539,815	5,290,077

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912
Provision for compensation expense related to stock options	-	-	-	-	-	-	101,025	-	101,025
Warrants issued in connection with amended credit agreement and subsequent issuance of common stock upon exercise of the warrants	-	-	-	-	175,000	18	523,232	-	523,250
Issuance of shares and warrants in connection with equity raise	-	-	-	-	10,000,000	1,000	10,006,500	-	10,007,500
Offering costs related to equity raise	-	-	-	-	-	-	(1,022,810)	-	(1,022,810)
Conversion of debt and accrued interest to common shares	-	-	-	-	2,110,369	211	2,089,055	-	2,089,266
Net loss	-	-	-	-	-	-	-	(6,978,653)	(6,978,653)
Balance, September 30, 2018	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,142,693	$(46,249,986)	$11,043,490

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2018 and 2017

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,978,653)	$(4,345,131)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and impairment of lease merchandise	29,684,866	24,733,916
Other depreciation and amortization	1,850,452	1,536,491
Compensation expense related to issuance of stock options	101,025	64,896
Provision for doubtful accounts	16,563,888	14,357,461
Loss on debt extinguishment	126,622	-
Changes in operating assets and liabilities:
Accounts receivable	(17,120,096)	(15,570,400)
Prepaid expenses and other	141,126	13,255
Lease merchandise	(26,595,974)	(17,315,091)
Security deposits	2,025	(10,207)
Accounts payable	(1,560,609)	(1,188,200)
Accrued payroll and related taxes	(179,265)	(147,388)
Accrued expenses	128,766	44,386
Net cash (used in) provided by operating activities	(3,835,827)	2,173,988

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,752,095)	(1,487,441)
Net cash (used in) investing activities	(1,752,095)	(1,487,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	15,000
Proceeds from exercise of warrants	1,750	-
Proceeds from public offering	10,007,500	-
Equity issuance related costs	(862,810)	-
Proceeds from promissory notes	3,465,000	-
Proceeds from loan payable under credit agreement	5,185,000	-
Repayment of loan payable under credit agreement	(9,786,487)	(2,288,207)
Repayment of installment loan	(8,405)	-
Debt issuance related costs	(100,438)	-
Net cash provided by (used in) financing activities	7,901,110	(2,273,207)

INCREASE/(DECREASE) IN CASH	2,313,188	(1,586,660)

CASH, beginning of period	4,968,915	5,412,495

CASH, end of period	$7,282,103	$3,825,835

Supplemental cash flow information:
Interest paid	$2,104,110	$1,179,826
Non-cash financing activities:
Issuance of common stock and warrants to extinguishment debt and accrued interest	$2,089,266	-
Accrued equity issuance costs	$160,000	-
Warrants issued for debt issuance costs	$523,250	-

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the nine months ended September 30, 2018 and 2017

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

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013, which in turns owns 100% of FlexShopper 1, LLC and FlexShopper 2, LLC. The Company is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC provides through e-commerce sites certain types of durable goods to consumers, including customers of third-party retailers and e-tailers, on a lease-to-own basis (“LTO”).

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Accounts receivable	$9,393,310	$6,399,233
Allowance for doubtful accounts	(4,577,634)	(2,139,765)
Accounts receivable, net	$4,815,676	$4,259,468

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $6,766,876 and $14,209,066 for the three and nine months ended September 30, 2018, respectively, and $7,133,260 and $20,713,314 for the three and nine months ended September 30, 2017, respectively.

Lease Merchandise - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $2,029,000 and $4,148,000 for the three and nine months ended September 30, 2018, respectively, and $664,000 and $3,948,000 for the three and nine months ended September 30, 2017, respectively.

The net leased merchandise balances consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Lease merchandise at cost	$35,707,612	$34,501,555
Accumulated depreciation	(15,710,483)	(11,974,953)
Impairment reserve	(1,670,699)	(1,111,280)
Lease merchandise, net	$18,326,430	$21,415,322

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of purchase.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $167,689 and $425,996 for the three and nine months ended September 30, 2018, respectively, and $118,404 and $355,212 for the three and nine months ended September 30, 2017, respectively.

Debt issuance costs of $35,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 29, 2018 and January 30, 2018 (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $35,000 for the nine months ended September 30, 2018.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $730,554 and $1,737,931 for the three and nine months ended September 30, 2018, respectively, and $481,306 and $1,419,273 for the three and nine months ended September 30, 2017, respectively.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Nine Months ended
	September 30,
	2018	2017
Series 1 Convertible Preferred Stock	145,197	147,417
Series 2 Convertible Preferred Stock	7,506,249	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	150,111	54,217
Common Stock Options	445,400	302,900
Common Stock Warrants	7,182,488	511,553
	15,429,445	3,726,211

Stock-Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. The Company has elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards (see Note 8).

Fair Value of Financial Instruments - The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 6) and notes payable approximates fair value. The carrying value of cash, receivables, and payables approximate fair value due to their short-term nature.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2018, and 2017, the Company had not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted this guidance on January 1, 2018 but it did not have a material impact on its financial statements as a majority of the Company’s revenue generating activities are leasing arrangements, which are outside the scope of the guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company has preliminarily determined that the new standard will not materially impact the timing of revenue recognition. The new standard will result in the Company classifying bad debt expense incurred as a reduction of lease revenue and fees within the consolidated statements of earnings.

The new standard will also impact the Company as a lessee by requiring all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company plans to elect a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019, and thus does not anticipate a material impact to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. The Company intends to adopt the new standard in the first quarter of 2019.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2018	December 31, 2017
Furniture, fixtures and vehicle	2-5 years	$155,165	$153,909
Website and internal use software	3 years	7,565,702	5,827,771
Computers and software	3-7 years	704,407	691,499
		8,425,274	6,673,179
Less: accumulated depreciation and amortization		(5,112,165)	(3,725,015)
		$3,313,109	$2,948,164

Depreciation and amortization expense were $490,483 and $414,674 for the three months ended September 30, 2018 and 2017, respectively, and $1,387,150 and $1,178,972 for the nine months ended September 30, 2018 and 2017, respectively.

5. PROMISSORY NOTES

On January 29, 2018 and January 30, 2018, the Company entered into letter agreements with Russ Heiser, the Company’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), respectively (such letter agreements, together, the “Commitment Letters”), for consideration of a one-time commitment fee of 1% of the lenders’ aggregate commitment, totaling $35,000, pursuant to which the Company issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Company under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by the Company upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement Lender. Upon issuance of the Notes, the Company drew $500,000 and a subsequent $500,000 on February 20, 2018 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 (see Note 6) computed on the basis of a 360-day year, which equaled 21.16% at September 30, 2018. Interest expense incurred under the Notes amounted to $58,214 for Mr. Heiser’s Note and $145,514 for NRNS’ Note, totaling $203,728 for the three months ended September 30, 2018, and $132,202 for Mr. Heiser’s Note and $341,445 for NRNS’ Note, totaling $473,647 for the nine months ended September 30, 2018. On August 29, 2018, the Company amended and restated the Notes such that (1) the maturity date for the Notes was set at June 30, 2019 and (2) in connection with the completion of the offering described in the Registration Statement on Form S-1 initially filed by the Company with the SEC on August 13, 2018, holders of the Notes may elect to convert up to 50% of the outstanding principal of the Notes plus accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price equal to the price paid to the Company by the underwriters for shares of common stock sold in such offering, net of the underwriting discount.

On September 28, 2018, each of Mr, Heiser and NRNS exercised its option to convert 50% of the outstanding principal and accrued interest to equity. Mr. Heiser elected to convert $500,000 of outstanding principal and $60,766 of accrued interest into 602,974 shares of common stock and warrants exercisable for 301,487 shares of common stock based on a $0.93 conversion price. NRNS converted $1,250,000 of outstanding principal and $151,878 of accrued interest into 1,507,395 shares of common stock and warrants exercisable for 753,698 shares of common stock based on a $0.93 conversion price. As a result of this conversion, the Company recorded a loss on extinguishment of debt of $126,622 in the three and nine months ended September 30, 2018 related to the difference between the conversion price and the price per unit offered in the September 2018 equity raise.

6. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $25,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On September 28, 2018, the Commitment Termination Date was extended to June 30, 2019, which date may extend to a later date determined by the Administrative Agent in its sole discretion (but no later than February 28, 2021) with notice to the Borrower by April 1, 2019. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. At September 30, 2018, amounts borrowed bear interest at 19.16%.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring the FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value  (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee.

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

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $689,667 and $2,103,891 for the three and nine months ended September 30, 2018, respectively, and $385,989 and $1,256,475 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the outstanding balance under the Credit Agreement was $14,558,383. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $353,813. The Company repaid $3,365,635 in the third quarter of 2018. Interest is payable monthly on the outstanding balance of the amounts borrowed.

7. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

Preferred Stock

The Company is authorized to issue 500,000 shares of $0.001 par value preferred stock. Of this amount, 250,000 shares has been designated as Series 1 Convertible Preferred Stock and 25,000 shares have been designated as Series 2 Convertible Preferred Stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

Series 1 Convertible Preferred Stock - Series 1 Convertible Preferred Stock ranks senior to common stock.

As of September 30, 2018, each share of Series 1 Convertible Preferred Stock was convertible into .60649 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2017, 3,660 shares of Series 1 Convertible Preferred Stock were converted into 2,220 shares of common stock. No shares of Series 1 Convertible Preferred Stock were converted into shares of common stock in the nine months ended September 30, 2018. As of September 30, 2018, there were 239,405 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 145,197 shares of common stock.

Series 2 Convertible Preferred Stock - On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock “Series 2 Preferred Stock” for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Convertible Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of September 30, 2018 totaled approximately $5,346,033. Each Series 2 Preferred Share is convertible at a conversion price of $2.92 into approximately 342 shares of common stock; provided, the conversion price is subject to further reduction pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of $0.0001 par value common stock. On September 18, 2018, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation that increased the authorized shares of common stock of the Company from 15,000,000 shares to 25,000,000 shares. On November 1, 2018, the Company received the required voter consent to increase the authorized shares of common stock of the company from 25,000,000 to 40,000,000 and on November 2, 2018, the Company filed with the Secretary of State of the State of Delaware another Certificate of Amendment to its Certificate of Incorporation that increased the authorized shares of common stock of the Company from 25,000,000 to 40,000,000. Each share of common stock entitles the holder to one vote at all stockholder meetings.

In September 2018, the Company completed an offering of 10,000,000 units (the “Offering”) issued at a price of $1.00 per unit, each unit consisting of one share of the Company’s common stock and one-half (1/2) of one warrant, each whole warrant exercisable for one share of common stock at an exercise price $1.25 per warrant. The common stock and warrants included in the units sold in the Offering were immediately separable and issued separately. The Company raised gross proceeds of $10,007,500, less underwriting fees and commissions of 7%, or approximately $0.7 million, and incurred other offering expenses of approximately $0.3 million to be paid from the proceeds of the offering, resulting in net proceeds of $9.0 million.

On September 28, 2018, both Mr. Heiser and NRNS elected to convert 50% of the outstanding principal and accrued interest on their promissory notes into equity interests issued in the Offering. As a result, the Company issuing 602,974 shares of common stock and 301,487 warrants to Mr. Heiser and 1,507,395 shares of common stock and 753,698 warrants to NRNS.

Warrants

On April 3, 2018, FlexShopper entered into the Sixth Amendment to the Credit Agreement. The Sixth Amendment provided for warrants exercisable for 175,000 shares of common stock with an exercise price per share of $0.01 to be issued to the Lender. On May 23, 2018, the Lender exercised the warrants.

As part of the Offering in September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire five years from the date of issuance. The warrants are listed on the Nasdaq Capital Market under the symbol “FPAYW.”

The Company is also issuing additional warrant exercisable for an aggregate 1,055,185 shares of common stock at an exercise price of $1.25 per warrant to Mr. Heiser and NRNS in connection with partial conversions of their promissory notes. The warrants are immediately exercisable at $1.25 per share of common stock and expire on September 28, 2023.

In connection with the issuance of Series 2 Convertible Preferred Stock in June 2016, the Company issued to the placement agent in such offering warrants exercisable for 439 shares of Series 2 Convertible Preferred Stock at an initial exercise price of $1,250 per share, which expire seven years after the date of issuance.

As of September 30, 2018, FlexShopper had outstanding warrants exercisable for (i) 7,182,488 shares of common stock and (ii) 439 shares of Series 2 Convertible Preferred Stock . See Note 9.

8. STOCK OPTIONS

On April 26, 2018 at the Company’s annual meeting, the Company’s stockholders approved the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Upon the 2018 Plan’s approval, approximately 1,057,000 shares of Company common stock were available for issuance, consisting of 750,000 shares authorized for issuance under the 2018 Plan and an aggregate 307,000 shares then remaining available for issuance under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) and 2015 Omnibus Equity Compensation Plan (the 2015 Plan, and together with the 2007 Plan, the “Prior Plans”). The 2018 Plan replaced the Prior Plans. No new awards will be granted under the Prior Plans; however, awards outstanding under the Prior Plans upon approval of the 2018 Plan remain subject to and will be paid under the applicable Prior Plan.

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

Activity in stock options for the nine months ended September 30, 2018 follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2018	335,900	$5.61
Granted	129,000	3.21
Forfeited	(19,500)	4.57
Outstanding at September 30, 2018	445,400	$4.96	7.23	$-
Vested and exercisable at September 30, 2018	278,567	$5.85	6.03	$-
Vested and exercisable at September 30, 2018 and expected to vest thereafter	445,400	$4.96	7.23	$-

The weighted average grant date fair value of options granted during the nine-month period ending September 30, 2018 was $1.30 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the statements of operations was $28,544 and $101,025, for the three and nine months ended September 30, 2018, respectively, and $22,685 and $64,896 for the three and nine months ended September 30, 2017, respectively. Unrecognized compensation cost related to non-vested options at September 30, 2018 amounted to approximately $169,867, which is expected to be recognized over a weighted average period of 2.12 years.

On October 2, 2018, FlexShopper’s Board of Directors approved issuance of 169,000 option awards under the 2018 Plan to the Company’s employees at an exercise price of $0.79 per option that vests in three (3) equal annual installments beginning on the first anniversary of the date of grant.

9. WARRANTS

The following table summarizes information about outstanding stock warrants as of September 30, 2018, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$10.00	200,000		1 years
$5.50	177,303		3 years
$1.25	6,805,185		5 years
$1,250	-	439	5 years
	7,182,488	439

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

11. SUBSEQUENT EVENTS

On October 2, 2018, the Company’s Board of Directors approved issuance of 169,000 option awards under the 2018 Plan to the Company’s employees at an exercise price of $0.79 per option that vests in three (3) equal annual installments beginning on the first anniversary of the date of grant.

On October 10, 2018, the Company filed with the SEC and mailed to stockholders a Definitive Schedule 14A Consent Solicitation Statement (the “Consent Solicitation”). The Consent Solicitation solicited written consents of the Company’s stockholders approving and authorizing a Certificate of Amendment to its Certificate of Incorporation for the purpose of increasing the number of authorized shares of the Company’s common stock from 25,000,000 to 40,000,000 (the “Certificate of Amendment”). Upon receiving the necessary shareholder consent, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware on November 2, 2018.

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

Executive Overview

The results of operations reflect the operations of FlexShopper, LLC (together with the Company and its direct and indirect wholly owned subsidiaries, “FlexShopper”), which provide certain types of durable goods to consumers on a lease-to-own (“LTO”) basis and also provides LTO terms to consumers of third-party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Accounts receivable	$9,393,310	$6,399,233
Allowance for doubtful accounts	(4,577,634)	(2,139,765)
Accounts receivable, net	$4,815,676	$4,259,468

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $6,766,876 and $14,209,066 for the three and nine months ended September 30, 2018, respectively, and $7,133,260 and $20,713,314 for the three and nine months ended September 30, 2017, respectively.

Lease Merchandise - Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted was approximately $2,029,000 and $4,148,000 for the three and nine months ended September 30, 2018, respectively, and $664,000 and $3,948,000 for the three and nine months ended September 30, 2017, respectively.

Stock Based Compensation - The fair value of transactions in which FlexShopper exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed. Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black Scholes pricing model (“BSM”) to determine the fair value of all stock option awards.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Key performance metrics for the three months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,
	2018	2017	$ Change	% Change
Adjusted Gross Profit:
Lease revenues and fees	$20,514,492	$16,144,184	$4,370,308	27.1
Lease merchandise sold	490,208	359,656	130,552	36.3
Cost of merchandise sold	(349,209)	(280,130)	(69,079)	24.7
Provision for doubtful accounts	(5,905,083)	(4,681,832)	(1,223,251)	26.1
Net revenues	14,750,408	11,541,878	3,208,530	27.8
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(10,289,709)	(8,146,293)	(2,143,416)	26.3
Adjusted Gross Profit	$4,460,699	$3,395,585	$1,065,114	31.4
Gross profit margin	30%	29%
Net revenues as a percentage of cost of lease revenue	143%	140%

	Three months ended September 30,
	2018		2017		$ Change	% Change
Adjusted EBITDA:
Net loss	$(2,717,403)		$(1,727,617)		$(989,786)	57.3
Amortization of debt costs	167,689		118,404		49,285	41.6
Other amortization and depreciation	491,252		415,443		75,809	18.2
Loss on debt extinguishment	126,622		-		126,622	-
Interest expense	894,138		385,989		508,149	131.6
Stock compensation	28,544		22,685		5,859	25.8
Adjusted EBITDA	$(1,009,158	)*	$(785,096	)*	$(224,062)	28.5

* Represents loss

Key performance metrics for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
	2018	2017	$ Change	% Change
Adjusted Gross Profit:
Lease revenues and fees	$58,439,865	$49,458,109	$8,981,756	18.2
Lease merchandise sold	1,592,556	1,174,608	417,948	35.6
Cost of merchandise sold	(1,007,677)	(816,058)	(191,619)	23.5
Provision for doubtful accounts	(16,563,888)	(14,357,461)	(2,206,427)	15.4
Net revenues	42,460,856	35,459,198	7,001,658	19.7
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(29,684,867)	(24,733,915)	(4,950,952)	20.0
Adjusted Gross Profit	$12,775,989	$10,725,283	$2,050,706	19.1
Gross profit margin	30%	30%
Net revenues as a percentage of cost of lease revenue	143%	142%

	Nine months ended September 30,
	2018		2017		$ Change	% Change
Adjusted EBITDA:
Net loss	$(6,978,653)		$(4,345,131)		$(2,633,522)	60.6
Amortization of debt costs	460,996		355,212		105,784	29.8
Other amortization and depreciation	1,389,456		1,181,279		208,177	17.6
Loss on debt extinguishment	126,622		-		126,622	-
Interest expense	2,579,836		1,256,475		1,323,361	105.3
Stock compensation	101,025		64,896		36,129	55.7
Adjusted EBITDA	$(2,320,718	)*	$(1,487,269	)*	$(833,449)	56.0

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

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The following table details operating results for the three months ended September 30, 2018 and 2017:

	2018	2017	$ Change	% Change

Total revenues	$21,004,700	$16,503,840	$4,500,860	27.3
Cost of lease revenue and merchandise sold	10,638,918	8,426,423	2,212,495	26.3
Provision for doubtful accounts	5,905,083	4,681,832	1,223,251	26.1
Marketing	1,596,322	994,576	601,746	60.5
Salaries and benefits	2,186,835	1,900,925	285,910	15.0
Other operating expenses	2,206,496	1,723,309	483,187	28.0
Operating loss	(1,528,954)	(1,223,225)	(305,729)	25.0
Loss on extinguishment of debt	126,622	-	126,622	-
Interest expense	1,061,827	504,392	557,435	110.5
Net loss	$(2,717,403)	$(1,727,617)	$(989,786)	57.3

FlexShopper originated 29,185 gross leases less same day modifications and cancellations with an average origination value of $424 for the three months ended September 30, 2018 compared to 15,629 gross leases less same day modifications and cancellations (13,893 net leases as of the filing of the 2017 quarterly report) with an average origination value of $418 for the comparable period last year. Total lease revenues for the three months ended September 30, 2018 were $21,004,700 compared to $16,503,839 for the three months ended September 30, 2017, representing an increase of $4,500,860, or 27.3%. Continued growth in repeat customers coupled with acquiring new customers with additional marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2018 was $10,638,918 compared to $8,426,423 for the three months ended September 30, 2017, representing an increase of $2,212,495, or 26.3%. Cost of lease revenue and merchandise sold for the three months ended September 30, 2018 is comprised of depreciation expense on lease merchandise of $10,289,709 and the net book value of merchandise sold of $349,209. Cost of lease revenue and merchandise sold for the three months ended September 30, 2017 is comprised of depreciation expense on lease merchandise of $8,146,293 and the net book value of merchandise sold of $280,130. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $5,905,083 and $4,681,832 for the three months ended September 30, 2018 and 2017, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. During the three months ended September 30, 2018 and 2017, $6,766,876 and $7,133,260 of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The provision increase was primarily driven by the increase in FlexShopper’s lease portfolio revenue.

Marketing expenses in the three months ended September 30, 2018 was $1,596,322 compared to $994,576 in the three months ended September 30, 2017, an increase of $601,746, or 60.5%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost.

Salaries and benefits in the three months ended September 30, 2018 was $2,186,835 compared to $1,900,925 in the three months ended September 30, 2017, an increase of $285,910, or 15.0%. Investments in our software engineering team, much of which occurred throughout 2017, and certain key management hires are the primary reasons for the increase in salaries and benefits expenses.

Other operating expenses for the three months ended September 30, 2018 and 2017 included the following:

	Three months ended	Three months ended
	September 30, 2018	September 30, 2017
Amortization and depreciation	$491,252	$533,847
Computer and internet expenses	329,171	349,775
Legal and professional fees	225,709	185,291
Merchant bank fees	330,284	257,854
Stock compensation expense	28,544	22,685
Customer verification expenses	276,601	149,726
Other	524,935	224,130
Total	$2,206,496	$1,723,308

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The following table details operating results for the nine months ended September 30, 2018 and 2017:

	2018	2017	$ Change	% Change

Total revenues	$60,032,421	$50,632,717	$9,399,704	18.6
Cost of lease revenue and merchandise sold	30,692,544	25,549,973	5,142,571	20.1
Provision for doubtful accounts	16,563,888	14,357,461	2,206,427	15.4
Marketing	4,025,509	2,625,367	1,400,142	53.3
Salaries and benefits	6,397,999	5,567,082	830,917	14.9
Other operating expenses	6,163,680	5,266,278	897,402	17.0
Operating loss	(3,811,199)	(2,733,444)	(1,077,755)	39.4
Loss on extinguishment of debt	126,622	-	126,622	-
Interest expense	3,040,832	1,611,687	1,429,145	88.7
Net loss	$(6,978,653)	$(4,345,131)	$(2,633,522)	60.6

FlexShopper originated 74,702 gross leases less same day modifications and cancellations with an average origination value of $412 for the nine months ended September 30, 2018 compared to 50,786 gross leases less same day modifications and cancellations (43,992 net leases as of the filing of the 2017 quarterly report) with an average origination value of $412 for the comparable period last year. Total lease revenues for the nine months ended September 30, 2018 were $60,032,421 compared to $50,632,717 for the nine months ended September 30, 2017, representing an increase of $9,399,704, or 18.6%. Continued growth in repeat customers coupled with acquiring new customers with additional marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2018 was $30,692,544 compared to $25,549,973 for the nine months ended September 30, 2017, representing an increase of $5,142,571, or 20.1%. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2018 is comprised of depreciation expense on lease merchandise of $29,684,867 and the net book value of merchandise sold of $1,007,677. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2017 is comprised of depreciation expense on lease merchandise of $24,733,915, the net book value of merchandise sold of $816,058. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Provision for doubtful accounts was $16,563,888 and $14,357,461 for the nine months ended September 30, 2018 and 2017, respectively. The primary reason for the increase is that the Company does not charge off any customer accounts until it has exhausted all collection efforts, including attempts to repossess items. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. During the nine months ended September 30, 2018 and 2017, $14,209,066 and $20,713,314  of accounts receivable balances were charged off against the allowance, respectively, after the Company exhausted all collection efforts with respect to such accounts. The provision increase was primarily driven by the increase in FlexShopper’s lease portfolio revenue.

Marketing expenses in the first nine months of 2018 were $4,025,509 compared to $2,625,367 in the first nine months of 2017, an increase of $1,400,142, or 53.3%. The Company strategically increased marketing expenditures in the first nine months of 2018 in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost.

Salary and benefits expenses in the first nine months of 2018 were $6,397,999 compared to $5,567,082 in the first nine months of 2017, an increase of $830,917, or 14.9%. Investments in our software engineering team, much of which occurred throughout 2017, and certain key management hires are the primary reasons for the increase in salaries and benefits expenses.

Other operating expenses for the nine months ended September 30, 2018 and 2017 included the following:

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Amortization and depreciation	$1,389,456	$1,536,491
Computer and internet expenses	1,010,211	894,924
Legal and professional fees	627,977	706,480
Merchant bank fees	964,768	749,791
Stock compensation expense	101,025	64,896
Customer verification expenses	776,549	484,520
Other	1,293,694	829,176
Total	$6,163,680	$5,266,278

Plan of Operation

We promote our FlexShopper products and services across all sales channels through strategic partnerships, direct response marketing, and affiliate and internet marketing, all of which are designed to increase our lease transactions and name recognition. Our advertisements emphasize such features as instant spending limits and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high-quality branded merchandise and services.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash of $7,282,103 compared to $3,825,835 at the same date in 2017.

As of September 30, 2018, the Company had accounts receivable of $9,393,310 offset by an allowance for doubtful accounts of $4,577,634, resulting in net accounts receivable of $4,815,676. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

On July 31, 2018, August 29, 2018, September 22, 2018 and September 25, 2018, the Borrower entered into Amendments Nos. 7, 8, 9 and 10 (the “Series of Amendments”) to the Credit Agreement, respectively. The Series of Amendments amended the definitions of Equity Raise and Scheduled Commitment Termination Date in the Credit Agreement such that, upon consummation of the Company’s offering of units on September 28, 2018, the Commitment Termination Date was extended to June 30, 2019, as described above. As of September 30, 2018, the outstanding balance under the Credit Agreement was $14,558,383. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $353,813.

On September 28, 2018, each of Mr. Heiser and NRNS exercised its option to convert 50% of the outstanding principal and accrued interest to equity. As of September 30, 2018, the outstanding balance of each promissory note was $561,375 and $1,403,452 respectively.

Recent Financing Activity

On September 28, 2018, the Company completed an offering of 10,000,000 units (the “Offering”) issued at a price of $1.00 per unit, each unit consisting of one share of the Company’s common stock and one-half (1/2) of one warrant, each whole warrant exercisable for one share of common stock at an exercise price of $1.25 per warrant. In addition, in connection with the closing of the Offering, the underwriter in the Offering partially exercised its over-allotment option under the underwriting agreement relating to the Offering by electing to purchase warrants exercisable for 750,000 shares of common stock having the same terms as the warrants sold in the Offering. The common stock and warrants included in the units sold in the Offering were immediately separable and issued separately. Net proceeds for the Offering were approximately $9.2 million, after deducting underwriting discounts and commissions and other offering expenses, of which amount the Company used approximately $2.7 million to repay indebtedness owing under the Credit Agreement. As a result of the Offering, pursuant to anti-dilution provisions, the conversion price of Series 2 Convertible Preferred Stock decreased from $8.10 per share of common stock to $2.92.

Pursuant to amendments to the Credit Agreement entered into prior to the Offering, upon consummation of the Offering the Commitment Termination Date (as defined in the Credit Agreement) was extended to June 30, 2019, which date may extend to a later date determined by the Credit Agreement lender in its sole discretion (but no later than February 28, 2021) with notice to the Company by April 1, 2019.

Prior to the Offering, on August 29, 2018, the Company amended and restated outstanding promissory notes issued in January 2018 to Russ Heiser, the Company’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”) in the aggregate principal amount of $3.5 million such that (1) the maturity date for the notes was set at June 30, 2019 and (2) in connection with the completion of the Offering, holders of the notes could elect to convert up to 50% of the outstanding principal of such notes plus accrued and unpaid interest thereon into equity interests of the Company equal to the price paid to the Company by the underwriter for equity interests sold in such offering, net of the underwriting discount. On September 28, 2018, each of Mr. Heiser and NRNS exercised its option to convert 50% of outstanding principal and accrued and unpaid interest thereon, resulting in the Company issuing 602,974 shares of common stock and 301,487 warrants to Mr. Heiser and 1,507,395 shares of common stock and 753,698 warrants to NRNS.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $3,835,827 for the nine months ended September 30, 2018 and was primarily due to the net loss for the period.

Net cash provided by operating activities was $2,173,989 for the nine months ended September 30, 2017 and was primarily due to the increase in net revenues and gross profit and more efficient marketing spend for the period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $1,752,095, comprised of $14,164 for the purchase of property and equipment and $1,737,931 for capitalized software costs.

For the nine months ended September 30, 2017, net cash used in investing activities was $1,487,442, comprised of $68,169 for the purchase of property and equipment and $1,419,273 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7,901,110 for the nine months ended September 30, 2018 due to $9,144,690 of net proceeds from the equity raise, $3,465,000 of funds drawn on the Promissory Notes and $5,185,000 of funds drawn on the Credit Agreement, partially offset by loan repayments on the Credit Agreement of $9,786,487.

Capital Resources

To date, funds derived from the sale of FlexShopper’s common stock, warrants and Series 2 Convertible Preferred Stock and the Company’s ability to borrow funds against the lease portfolio have provided the liquidity and capital resources necessary to fund its operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2018.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Other than as previously reported in the Company’s Current Reports on Form 8-K, the Company did not sell any unregistered securities during the period covered by this report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5.    OTHER INFORMATION:

The following is intended to satisfy the Company’s Form 8-K disclosure requirements under Items 5.03 and 5.07 by making timely disclosure under Item 5(a) of this Form 10-Q.

On October 10, 2018, the Company filed with the Securities and Exchange Commission and mailed to stockholders a Definitive Schedule 14A Consent Solicitation Statement (the “Consent Solicitation”). The Consent Solicitation solicited written consents of the Company’s stockholders approving and authorizing a Certificate of Amendment to its Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock from 25,000,000 shares to 40,000,000 shares (the “Certificate of Amendment”).

As of September 24, 2018, the record date for the determination of stockholders entitled to act with respect to the Consent Solicitation, there were outstanding approximately 5,469,501 shares of common stock entitled to 5,469,501 votes, 239,405 shares of Series 1 Preferred Stock entitled to 1,385,605 votes, and 21,952 shares of Series 2 Preferred Stock entitled to 2,710,124 votes. Accordingly, the votes or written consents of stockholders holding (i) at least 2,734,751 shares of the issued and outstanding common stock and (ii) at least 4,782,616 votes cast by the common stock and preferred stock voting together as a single class were necessary to approve the Certificate of Amendment.

As of November 2, 2018, the Company had received the written consent of (1) 2,798,968 outstanding shares of common stock, constituting a majority of voting power of common stock entitled to vote, and (2) 5,908,426 votes represented by outstanding common stock and preferred stock entitled to vote, constituting a majority of voting power of common stock and preferred stock voting together as a single class, in favor of the Certificate of Amendment and, accordingly, terminated the consent solicitation period. The Company did not receive any votes against or abstaining from approval of the proposal set forth in the Consent Solicitation prior to terminating the consent solicitation period.

On November 2, 2018, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware. The Certificate of Amendment became effective on upon filing with the Secretary of State.

The foregoing description of the Certificate of Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which is filed herewith as Exhibit 3.4 and incorporated herein by reference.

ITEM 6.    EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company*
4.1	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.2	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.3	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.4	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.5	Certificate of Designations for Series 2 Convertible Preferred Stock, dated as of June 10, 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.6	Form of Warrant included in form of Warrant Agency Agreement (previously filed as Exhibit 4.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on September 24, 2018 and incorporated by reference herein)
10.1	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2018 and incorporated herein by reference)
10.2	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 30, 2018 and incorporated herein by reference)
10.3	Amendment No. 2 to Investor Rights Agreement, dated August 27, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 30, 2018 and incorporated herein by reference)
10.4	Amendment No. 8 to Credit Agreement, dated August 29, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2018 and incorporated herein by reference)
10.5	Amendment No. 9 to Credit Agreement, dated September 22, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2018 and incorporated herein by reference)
10.6	Amendment No. 10 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2018 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 5, 2018	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: November 5, 2018	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer