Form 10-K
period 2018-12-31
FlexShopper, Inc.
filed 2019-03-11
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐   TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37945

FLEXSHOPPER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2700 North Military Trail, Ste. 200
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (855) 353-9289

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC
Warrants, each to purchase one share of Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-accelerated Filer:	☒	Smaller Reporting Company:	☒
		Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $6,864,280.28   (based on the closing price of the Registrant’s Common Stock on June 29, 2018 of $3.19 per share).

The number of shares outstanding of the Registrant’s Common Stock, as of March 11, 2019, was 17,579,870.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	our ability to regain compliance with the listing standards of the Nasdaq Capital Market;

●	the failure to protect the integrity and security of customer and employee information; and

●	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion; and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

i

PART I

Item 1. Business

Introduction

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006 with its common stock and warrants trading on the Nasdaq Capital Market under the symbols “FPAY” and “FPAYW,” respectively. FlexShopper is a holding corporation that conducts its business through its wholly-owned subsidiary, FlexShopper, LLC, a limited liability company organized under the laws of North Carolina in 2013. FlexShopper, LLC wholly owns, directly or indirectly, two Delaware subsidiaries, FlexShopper 1, LLC and FlexShopper 2, LLC. All references to our business operations refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets and wearables), smartphones, tires, jewelry and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation, including through an extensive online experience. Our customers can acquire well-known brands such as Samsung, Frigidaire, Hewlett-Packard, LG, Whirlpool, Simmons, Philips, Ashley, Apple and more. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using our “LTO Engine,” FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods to within seconds. The LTO Engine is the basis for FlexShopper’s primary sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels, as described in further detail below. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO Marketplace.

INDUSTRY OVERVIEW

The LTO industry offers consumers an alternative to traditional methods of obtaining electronics, computers, home furnishings, appliances and other durable goods. FlexShopper’s customers typically do not have sufficient cash or credit to obtain these goods, so they find the short-term nature and affordable payments of LTO attractive.

The Lease-Purchase Transaction

A lease-purchase transaction is a flexible alternative for consumers to obtain and enjoy brand name merchandise with no long-term obligation. Key features of our lease-purchase transactions include:

Brand name merchandise. FlexShopper offers well-known brands such as LG, Samsung, Sony and Vizio home electronics; Frigidaire, General Electric, LG, Samsung and Whirlpool appliances; Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; Samsung and Apple smartphones; and Ashley, Powell and Standard furniture, among other brands.

Convenient payment options. Our customers make payments on a weekly, bi-weekly or monthly basis. Payments are automatically deducted from the customer’s authorized checking account or debit card. Additionally, customers may make additional payments or exercise early payment options, which enable them to save money.

No long-term commitment. A customer may terminate a lease-purchase agreement at any time with no long-term obligation by paying amounts due under the lease-purchase agreement and returning the leased item to FlexShopper.

Applying has no impact on credit or FICO score. We do not use FICO scores to determine customers’ spending limits so our underwriting does not impact consumers’ credit with the three main credit bureaus.

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer makes all payments during the lease term, which is one year, or exercises early payment options, which typically save the customer money.

Key Trends Driving the Industry:

Non-prime consumers represent the largest segment of the credit market.  Today, 38% of Americans have low credit scores according to Experian, and approximately 50 million American households are underbanked, sub-prime or credit invisible, or have no credit history. This segment of consumers represents a significant and underserved market.

According to Wall Street and industry research, the current addressable market size for non-prime consumers is between $20 and $25 billion, with consumer electronics constituting 44% of such amount. We believe that underwriting consumer electronics online is one of our competitive advantages since this is the majority of our business and has not been a focus of our peers.

Additional industry trends include:

●	Consumers recognizing that they have more convenient options to acquire the products they want.

●	The difficult retail climate leading retailers to embrace “save the sale” financing to increase sales with new consumers.

●	Technology advances in online underwriting and LTO digital functionality continuing to drive the B2B market segment by making it easier for retailers and consumers to transact on an LTO basis in an efficient and timely manner.

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

Underwriting and Risk Management

Specialized technology and proprietary risk analytics optimized for the non-prime credit market. We have made substantial investments in our underwriting technology and analytics platforms to support rapid scaling, innovation and regulatory compliance. Our team of data scientists and risk analysts uses our risk infrastructure to build and test strategies across the entire underwriting process, using alternative credit data, device authentication, identity verification, and many more data elements. We believe our real-time proprietary technology and risk analytics platform is better than our competitors’ in underwriting online consumers and consumer electronics; most of our peers focus on in-store consumers that acquire furniture and appliances, which we believe are easier to underwrite based on our own experiences. In addition, all our applications are processed instantly with approvals and spending limits provided within seconds of submission.

LTO Products for Consumers and Retailers

Expansive online LTO marketplace. We have made substantial investments in our custom e-commerce platform to provide consumers the greatest selection of popular brands delivered by certain of the nation’s largest retailers, including Best Buy, Amazon, Walmart, Overstock, Serta and many more. Our platform is custom-built for online LTO transactions, which include underwriting our consumers, serving them LTO leases, syncing and communicating with our retail partners to fulfill orders and all front- and back-end customer relationship management functions, including collections and billing. The result is a comprehensive technology platform that manages all facets of our business and enables us to scale with hundreds of thousands of visitors and products.

Omnichannel “save the sale” product for retailers. In retail, the phrase “save the sale” means offering consumers other finance options when they do not qualify for traditional credit. We believe that we have the best omnichannel solution for retailers to “save the sale” with LTO options. To our knowledge, no competitor has an LTO marketplace that provides retailers incremental sales with no acquisition cost. In addition, compared to our peers, our product for consumers requires no money down and typically fewer application fields. We believe this leads to more in-store and online sales. We also believe that we have the best LTO payment technology at checkout for e-tailers, whereby consumers can seamlessly checkout out on a third party’s e-commerce site with our LTO payment plugin. In addition, our “integrationless” in-store technology was a strong selling point for our recent 726-store rollout since it required no equipment or technology investment from either party.

Providing LTO consumers an “endless aisle” of products for lease-to-own. As illustrated by our B2C channels in the above diagram, we offer consumers three ways to acquire products on an LTO basis. At FlexShopper.com our customers can choose from over 150,000 of the latest products shipped by certain of the nation’s largest retailers. If customers want products that are not available on our marketplace, they may use our “personal shopper” service and simply complete a form with a link to the webpage of the desired durable good. We will then facilitate their purchase by providing an LTO arrangement. We also offer consumers the ability to acquire durable goods with our FlexShopper Wallet smartphone application available on Apple and Android devices. With FlexShopper Wallet, consumers may apply for a spending limit and take a picture of a qualifying item in any major retail store and we will fill the order for them. With our B2C channels we believe we are providing LTO consumers with a superior LTO experience and fulfilling our mission to help improve their quality of life by shopping for what they want where they want.

A Lean and Scalable Model

Compared to the brick-and-mortar LTO industry, which is suffering from the same headwinds as traditional retail stores and declining sales, we have been successful in addressing the LTO consumer through online channels as illustrated in the above diagram illustrating our B2C and B2B sales channels.

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

INTELLECTUAL PROPERTY

FlexShopper was granted U.S. Patent Number 10,089,682 by the U.S. Patent and Trademark Office (the “USPTO”), on October 2, 2018, for its system that enables e-commerce servers to complete LTO transactions through their e-commerce websites. Moreover, FlexShopper has received a notice of allowance from the USPTO for additional systems that enable retailer devices to complete LTO transactions through their retailer web pages, as well as systems that further enable consumer devices to modify received retailer web pages to indicate LTO payments in association with transaction-eligible products as part of LTO transactions through the retailer web pages. FlexShopper may file additional patent applications in the future. We can provide no assurances that FlexShopper will be granted any additional patents by the USPTO. We believe certain proprietary information, including but not limited to our underwriting model, and our patented and patent-pending systems are central to our business model and we believe they give us a key competitive advantage. We also rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See the section captioned “Risk Factors” below for more information on and risk associated with respect to our intellectual property.

Operations and Employees of FlexShopper

Brad Bernstein, our Chief Executive Officer and President, manages our day-to-day operations and internal growth and oversees our growth strategy. FlexShopper’s management also includes a Chief Financial Officer and a Chief Risk Officer. In addition, FlexShopper has a customer service and collections call center. As of December 31, 2018, FlexShopper had 135 employees, all of whom were full time.

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

Our business liquidity and capital resources are dependent upon our credit agreement with an institutional lender and our compliance with the terms thereof. We may lose access to new loans under our credit agreement in June 2019, in which case we would need to extend or replace the credit agreement before its maturity in June 2020. If we are unable to successfully extend or replace the credit agreement in a timely manner, our future financial condition and liquidity would be materially adversely affected.

FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender, based on the Borrower’s cash on hand and Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement). As of February 28, 2019 there was $6,409,373 in additional availability under the Credit Agreement and the outstanding balance under the Credit Agreement was $26,090,627.

Upon the Commitment Termination Date, which is June 30, 2019 or such later date determined by the Lender in its sole discretion by notice to the Borrower on or before April 1, 2019, but no later than February 28, 2021, the Lender will no longer be obligated to lend money to the Borrower and all amounts outstanding under the Credit Agreement will be due on the twelve-month anniversary thereof. We will explore various possible financing options that may be available to us, which may include new financings and extension, modification or refinancing of the Credit Agreement. However, we have no commitments to obtain any additional funds and may not incur additional indebtedness (subject to certain exceptions) without the permission of the Lender, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed capital to service our future obligations under the Credit Agreement, we may be forced to significantly curtail or suspend our operations.

If we fail to regain compliance with the minimum closing bid requirements of the Nasdaq Capital Market or to satisfy other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock and warrants are listed for trading on the Nasdaq Capital Market (“Nasdaq”). To maintain these listings, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share.

On November 21, 2018, we received a notification letter from Nasdaq informing us that for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing and we have 180 calendar days, or until May 20, 2019, to regain compliance. The closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance. If by that time we have not regained compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, including stockholder equity requirements (except for the bid price requirement), and (ii) we provide written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If we are unable to regain compliance with the minimum closing bid price requirement by May 20, 2019, or such further extended period as may be provided by Nasdaq, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

Our customers can return merchandise without penalty.  When our customers acquire merchandise through the FlexShopper LTO program, we purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled less than four  percent of leased merchandise at December 31, 2018.

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

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense, and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to FlexShopper. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers, although we entered into employment contracts with Brad Bernstein, our Chief Executive Officer and President, Russ Heiser, our Chief Financial Officer, and Ravi Radhakrishnan, our Chief Risk Officer. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

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

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.   We have been granted a patent for our system that enables e-commerce servers to complete LTO transactions through their e-commerce websites. Moreover, we have been issued a notice of allowance for additional systems that enable retailer devices to complete LTO transactions through their retailer web pages, as well as systems that further enable consumer devices to modify received retailer web pages to indicate LTO payments in association with transaction-eligible products as part of LTO transactions through the retailer web pages. However, we can provide no assurances that we will be granted any additional patents by the USPTO.  We believe certain proprietary information, including but not limited to our underwriting model, and patented and patent-pending systems are central to our business model, and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers and others to protect our proprietary rights. We may be unable to prevent third parties from acquiring trademarks, service marks and domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to protect our domain names could affect adversely our reputation and brand, and make it more difficult for users to find our website. We may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent parties from infringing or misappropriating our proprietary rights. We can be at risk that others will independently develop or acquire equivalent or superior technology or other intellectual property rights. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. We cannot be certain that the intellectual property used in our business does not and will not infringe the intellectual property rights of others, and we are from time to time subject to third party infringement claims. Due to recent changes in patent law, we face the risk of a temporary increase in patent litigation due to new restrictions on including unrelated defendants in patent infringement lawsuits in the future particularly from entities that own patents but that do not make products or services covered by the patents. Any third party infringement claims against us, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. Moreover, should we be found liable for infringement, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all.

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

Our management information systems may not be adequate to meet our evolving business and emerging regulatory needs and the failure to successfully implement them could negatively impact the business and its financial results. We are investing significant capital in new information technology systems to support our growth plan. These investments include redundancies and acquiring new systems and hardware with updated functionality. We are taking appropriate actions to ensure the successful implementation of these initiatives, including the testing of new systems, with minimal disruptions to the business. These efforts may take longer and may require greater financial and other resources than anticipated, may cause distraction of key personnel, may cause disruptions to our systems and our business, and may not provide the anticipated benefits. The disruption in our information technology systems, or our inability to improve, integrate or expand our systems to meet our evolving business and emerging regulatory requirements, could impair our ability to achieve critical strategic initiatives and could adversely impact our sales, collections efforts, cash flows and financial condition.

If we do not maintain the privacy and security of customer, retail partner, employee or other confidential information, due to cybersecurity-related “hacking” attacks, intrusions into our systems by unauthorized parties or otherwise, we could incur significant costs, litigation, regulatory enforcement actions and damage to our reputation, any one of which could have a material adverse impact on our business, operating results and financial condition. Our business involves the collection, processing, transmission and storage of customers’ personal and confidential information, including dates of birth, banking information, credit and debit card information, data we receive from consumer reporting companies, including credit report information, as well as confidential information about our retail partners and employees, among others. Much of this data constitutes confidential personally identifiable information (“PII”) which, if unlawfully accessed, either through a “hacking” attack or otherwise, could subject us to significant liabilities as further discussed below. Companies like us that possess significant amounts of PII and/or other confidential information have experienced a significant increase in cyber security risks in recent years from increasingly aggressive and sophisticated cyberattacks, including hacking, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to information technology (“IT”) systems. Our IT systems are subject to constant attempts to gain unauthorized access in order to disrupt our business operations and capture, destroy or manipulate various types of information that we rely on, including PII and/or other confidential information. In addition, various third parties, including employees, contractors or others with whom we do business may attempt to circumvent our security measures in order to obtain such information, or inadvertently cause a breach involving such information. Any significant compromise or breach of our data security, whether external or internal, or misuse of PII and/or other confidential information may result in significant costs, litigation and regulatory enforcement actions and, therefore, may have a material adverse impact on our business, operating results and financial condition. Further, if any such compromise, breach or misuse is not detected quickly, the effect could be compounded. While we have implemented network security systems and processes to protect against unauthorized access to or use of secured data and to prevent data loss and theft, there is no guarantee that these procedures are adequate to safeguard against all data security breaches or misuse of the data. We maintain private liability insurance intended to help mitigate the financial risks of such incidents, but there can be no guarantee that insurance will be sufficient to cover all losses related to such incidents, and our exposure resulting from any serious unauthorized access to, or use of, secured data, or serious data loss or theft, could far exceed the limits of our insurance coverage for such events. Further, a significant compromise of PII and/or other confidential information could result in regulatory penalties and harm our reputation with our customers, retail partners and others, potentially resulting in a material adverse impact on our business, operating results and financial condition. The regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. We also believe successful data breaches or cybersecurity incidents at other companies, whether or not we are involved, could lead to a general loss of customer confidence that could negatively affect us, including harming the market perception of the effectiveness of our security measures or financial technology in general. We believe our exposure to this risk will increase as we expand our use of financial technology to communicate with our customers and retail partners and as we increase the number of retail partners with whom we work.

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

Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. As a public reporting company subject to the rules and regulations established from time to time by the SEC and the Nasdaq Capital Market, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Because of their significant stock ownership and ability to select a nominee to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decisions.  B2 FIE V LLC (“B2 FIE”), a holder of Series 2 Convertible Preferred Stock described under “Recent Financings” in Item 7 below, beneficially owns 20.9% of the voting power of our outstanding stock as of March 11, 2019. Our secured lender described under this Item 1A and Item 7 below beneficially owns 6.6% of the voting power of our outstanding stock as of March 11, 2019. Also, our executive officers and directors beneficially own an additional 17.4% of the voting power of our outstanding stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Additionally, pursuant to Investor Rights Agreement entered into in connection with its investment in the Company, B2 FIE currently has the right to designate on our Board of Directors one nominee.  As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our common stock may fluctuate significantly. During the fiscal year ended December 31, 2018, the price for our common stock on the Nasdaq Capital Market ranged from $0.66 to $4.80. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed in this Risk Factors section, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; dilution caused by additional equity issuances; our ability to meet market expectations with respect to the growth and profitability of each of our operating segments; quarterly variations in our competitors’ results of operations; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our common stock could fluctuate as a result. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

If we sell shares of our common stock or securities convertible into our common stock in future financings, the ownership interest of existing shareholders will be diluted and, as a result, our stock price may go down. We may from time to time issue additional shares of common stock, possibly at a discount from the current trading price of our common stock, or securities convertible into our common stock. As a result, our existing shareholders will experience immediate dilution upon the purchase of any shares of our Common Stock sold at a discount. For example, in September 2018, FlexShopper raised approximately $8.9 million in net proceeds through the sale of 10,000,000 units issued at a price of $1.00 per unit, each unit consisting of one share of the Company’s common stock and one-half (1/2) of one warrant, each whole warrant exercisable for one share of common stock at an exercise price of $1.25 per warrant. As other capital raising opportunities present themselves, we may enter into financing or similar arrangements in the future. If we issue common stock or securities convertible into common stock, our shareholders will experience dilution and this dilution will be greater if we find it necessary to sell securities at a discount to prevailing market prices.

Our certificate of incorporation allows for our Board of Directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock and to issue up to 500,000 shares of our preferred stock (of which 250,000 shares have been designated as Series 1 Convertible Preferred Stock and 25,000 shares have been designated as Series 2 Convertible Preferred Stock) without further stockholder approval. As a result, our Board of Directors could authorize the issuance of additional series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of additional series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may decide to issue such shares in the future.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal office is located in Boca Raton, Florida, where we currently lease 8,836 square feet of office space to accommodate FlexShopper’s business and its employees. The monthly rent for this space is approximately $14,000 with annual three percent increases throughout the lease term, which expires in June 2019. FlexShopper does not intend to renew the lease upon expiration.

In September 2015, we entered into a 48-month lease for additional office space in Fort Lauderdale, Florida to accommodate our call and customer service center. The monthly base rent including operating expenses is approximately $5,200 with annual three percent increases throughout the lease term. FlexShopper does not intend to renew the lease upon expiration in September 2019.

In August 2017, FlexShopper entered into a 12 month lease with options for two additional three year terms for storefront space in West Palm Beach, Florida to accommodate FlexShopper’s repossession retail sales operation. The monthly base rent including operating expenses is approximately $2,000 with annual four percent increases throughout the lease term. In April 2018, FlexShopper exercised its option to extend the term of the lease to September 30, 2021.

In January 2019, FlexShopper entered into a 108 month lease with an option for one additional five year term for 21,622 square feet of office space in Boca Raton, Florida to accommodate FlexShopper’s business and its employees. The monthly rent for this space is approximately $31,500 with annual three percent increases throughout the lease term on the anniversary of the commencement date throughout the initial 108 month term.

Item 3. Legal Proceedings

We are not currently a party to any material pending legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market under the symbol “FPAY.” Our warrants have been listed on the Nasdaq Capital Market since September 26, 2018 under the symbol “FPAYW.”

Holders of Record

As of March 1, 2019, there were 132 holders of record of shares of our common stock.

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

Executive Overview

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006 with its common stock and warrants trading on the Nasdaq Capital Market under the symbols “FPAY” and “FPAYW,” respectively. All references to our business operations refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets and wearables), smartphones, tires, jewelry and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation, including through an extensive online experience. Our customers can acquire well-known brands such as Samsung, Frigidaire, Hewlett-Packard, LG, Whirlpool, Simmons, Philips, Ashley, Apple and more. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using our “LTO Engine,” FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods to within seconds. The LTO Engine is the basis for FlexShopper’s primary sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels, as described in further detail below. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patented LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the aforementioned manner. The accounts receivable balances consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Accounts receivable	$10,130,269	$6,399,233
Allowance for doubtful accounts	(3,754,306)	(2,139,765)
Accounts receivable, net	$6,375,963	$4,259,468

The allowance for doubtful accounts is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until all collection efforts are exhausted. The allowance for bad debt at January 1, 2017 was $9,508,708. During the years ended December 31, 2018 and 2017, $21,624,648 and $26,504,150 of accounts receivable balances, respectively, were charged off against the allowance.

Lease Merchandise - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $5,987,000 and $4,575,000 for the years ended December 31, 2018 and 2017 respectively. The net leased merchandise balances consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Lease merchandise at cost	$48,893,012	$34,501,555
Accumulated depreciation	(14,338,295)	(11,974,953)
Impairment reserve	(2,190,020)	(1,111,280)
Lease merchandise, net	$32,364,697	$21,415,322

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the years ended December 31, 2018 and 2017 are as follows:

	Year ended December 31,
Adjusted Gross Profit	2018	2017	$ Change	% Change

Lease revenues and fees	$82,458,661	$65,412,131	$17,046,530	26.1
Lease merchandise sold	2,269,708	1,634,233	635,475	38.9
Cost of merchandise sold	(1,423,526)	(998,800)	(424,726)	42.5
Provision for doubtful accounts	(23,239,189)	(19,135,207)	(4,103,982)	21.4
Net revenues	60,065,654	46,912,357	13,153,297	28.0
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(40,639,232)	(31,453,246)	(9,185,986)	29.2
Adjusted Gross Profit	$19,426,422	$15,459,111	$3,967,311	25.7
Gross profit margin	32%	33%

	Year ended December 31,
Adjusted EBITDA	2018		2017		$ Change	% Change

Net Loss	$(9,461,262)		$(8,330,761)		$(1,130,501)	(13.6)
Amortization of debt costs	511,085		473,616		37,469	7.9
Other amortization and depreciation	1,914,084		1,616,964		297,120	18.4
Interest expense, excluding amortization of debt costs	3,645,339		1,694,645		1,950,694	115.1
Loss on debt extinguishment	126,622		-		126,622	-
Stock compensation	133,428		113,952		19,476	17.1
Adjusted EBITDA	$(3,130,704	)*	$(4,431,584	)*	$1,300,880	(29.4)

*	Represents loss

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

Results of Operations

The following table details the operating results from operations for the years ended December 31, 2018 and 2017.

	Year ended December 31,
	2018	2017	$ Change	% Change

Total revenues	$84,728,369	$67,046,364	$17,682,005	26.4
Cost of lease revenue and merchandise sold	42,062,758	32,452,046	9,610,712	29.6
Provision for doubtful accounts	23,239,189	19,135,207	4,103,982	21.4
Marketing	7,046,812	6,094,330	952,482	15.6
Salaries and benefits	8,796,011	7,862,714	933,297	11.9
Operating expenses	8,761,815	7,664,566	1,097,249	14.3
Operating loss	(5,178,216)	(6,162,499)	984,283	16.0
Loss on debt extinguishment	126,622	-	126,622	-
Interest expense	4,156,424	2,168,262	1,988,162	91.7
Net loss	$(9,461,262)	$(8,330,761)	$(1,130,501)	13.6

Lease revenues for the years ended December 31, 2018 were $84,728,369 compared to $67,046,364 for the year ended December 31, 2017, representing an increase of 26.4%. FlexShopper originated 139,949 gross leases not including same day modifications and cancellations with an average origination value of $416 in the year ended December 31, 2018 compared to 97,073 gross leases not including same day modifications and cancellations (87,031 net leases as of the filing of the 2017 annual report) with an average origination value of $411 in the year ended December 31, 2017. Growth in new and repeat customers is primarily responsible for the increase in revenue and leases.

Cost of lease revenue and merchandise sold for the year ended December 31, 2018 was $42,062,758 compared to $32,452,046 for the year ended December 31, 2017, representing an increase of 29.6%. Cost of lease revenue and merchandise sold for the year ended December 31, 2018 was comprised of depreciation expense on lease merchandise of $40,639,232 and the net book value of merchandise sold of $1,423,526. Cost of lease revenue and merchandise sold for the year ended December 31, 2017 was comprised of depreciation expense on lease merchandise of $31,453,246 and the net book value of merchandise sold of $998,800. As the Company’s lease revenues increase, the associated direct costs also increase.

Provision for doubtful accounts was $23,239,189 and $19,135,207 for the years ended December 31, 2018 and 2017, respectively representing an increase of 21.4%. The primary reason for the increase in the provision for doubtful accounts is due to the increase in revenue partially offset by the proceeds of the debt sale which occurs after all collection efforts have been exhausted. While collection efforts are pursued, delinquent customers continue to accrue weekly charges resulting in a significant balance requiring a reserve. The Company anticipates continued improvement as it continues to refine its underwriting model, enhances its risk department and accumulates additional lease data. The Company has charged off $21,624,648 and $26,504,150 of customer accounts to the allowance for doubtful accounts in the years ended December 31, 2018 and 2017 respectively, after it exhausted all collection efforts with respect to such accounts. The decrease was due to a policy change that occurred in 2017 to reduce the timeline of when a lease is charged off against the allowance for doubtful accounts from 12 months to 9 months.

Marketing expenses for the year ended December 31, 2018 were $7,046,812, compared to $6,094,330 in 2017 for an increase of $952,482 or 15.6%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost.

Salary and benefits expenses for the year ended December 31, 2018 were $8,796,011, compared to $7,862,714 in 2017 for an increase of $933,297 or 11.9%. Investments in our software engineering team, much of which occurred throughout 2017, and certain key management hires are the primary reasons for the increase in salaries and benefits expenses.

Other operating expenses for the years ended December 31, 2018 and 2017 were $8,761,815 and $7,664,566 respectively.

Key operating expenses for the years ended December 31, 2018 and 2017 included the following:

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Amortization and depreciation	$1,914,084	$1,616,964
Computer and internet expenses	1,350,858	1,254,967
Legal and professional fees	859,533	890,022
Merchant bank fees	1,316,978	998,940
Stock compensation expense	133,428	113,952
Customer verification expense	1,411,657	873,257
Other	1,775,277	1,916,464
Total	$8,761,815	$7,664,566

The increased revenues were offset by the increase in expenses to enhance and scale the Company’s LTO channels and support its growth resulting in net losses of $9,461,262 and $8,330,761 for the years ended December 31, 2018 and 2017, respectively.

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

For each of our sales channels, FlexShopper has a multichannel, analytics-powered marketing strategy that includes the following:

Online LTO Marketplace	Patented LTO Payment Method	In-store LTO technology platform
Search engine optimization; pay-per click	Direct to retailers/e-tailers	Direct to retailers/e-tailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Direct response television campaigns	Consultants & strategic relationships
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

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash of $6,141,210 compared to $4,968,915 as of December 31, 2017.

As of December 31, 2018, the Company had accounts receivables of $10,130,269 net of an allowance for doubtful accounts of $3,754,306 totaling $6,375,963. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Credit Agreement

On March 6, 2015, the Company, through its wholly-owned indirect subsidiary (the “Borrower”), is party to a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-LLC (the “Lender), an affiliate of a large stockholder. Under the Credit Agreement, the Borrower is permitted to borrow funds based on the Borrower’s cash on hand and the Amortized Order Value of the Borrower’s Eligible Leases (as such terms are defined in the Credit Agreement), less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender under the Credit Agreement. As of February 28, 2019 there was $6,409,373 in additional availability under the Credit Agreement and the outstanding balance under the Credit Agreement was $26,090,623.

Pursuant to the Credit Agreement, the Borrower must maintain a reserve amount of $1,000,000, which amount may be withdrawn by the Administrative Agent to pay any amounts not paid by the Borrower when due under the Credit Agreement or, in the discretion of the Administrative Agent, to pay any other commercially reasonable costs or expenses of the Borrower. If any portion of the reserve amount is used in such manner, such reserve will be replenished up to $1,000,000 in connection with the monthly applications of proceeds under the Credit Agreement. The Lender holds security interests in certain leases as collateral under the Credit Agreement. For the term of the Credit Agreement, FlexShopper and its subsidiaries may not incur additional indebtedness (subject to certain exceptions) without the permission of the Lender. In addition, the Lender and its affiliates have a right of first refusal on certain FlexShopper transactions involving leases or other financial products. The Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of the Borrower in the Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against the Borrower and bankruptcy events.

Upon the Commitment Termination Date, which is June 30, 2019 or such later date determined by the Lender in its sole discretion by notice to the Borrower on or before April 1, 2019, but no later than February 28, 2021, the Lender will no longer be obligated to lend money to the Borrower and all amounts outstanding under the Credit Agreement will be due on the twelve-month anniversary thereof.

Recent Financings

During the year ended December 31, 2018, the Company completed the following financing transactions, each of which has provided liquidity and cash resources to the Company.

Subordinated Promissory Notes. On January 29, 2018 and January 30, 2018, FlexShopper, LLC entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Upon issuance of the Notes, FlexShopper, LLC drew $500,000 and a subsequent $500,000 on February 20, 2018 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. On August 29, 2018, FlexShopper, LLC issued amended and restated Notes to Mr. Heiser and NRNS under which (1) the maturity date for such Notes was set at June 30, 2019 and (2) in connection with the completion of an Equity Financing (as defined in the Notes) , the holders of such Notes were granted the option to convert up to 50% of the outstanding principal of the Notes plus accrued and unpaid interest thereon into shares of common stock at a conversion price equal to the price paid to the Company by the underwriters for shares sold in the Equity Financing, net of the underwriting discount. In connection with the offering of units described below, Mr. Heiser and NRNS elected to convert the convertible portion of the Notes, resulting in the issuance by the Company of 602,974 shares of common stock and 301,487 warrants to Mr. Heiser and 1,507,395 shares of common stock and 753,697 warrants to NRNS.

Underwritten Public Offering. On September 25, 2018, the Company completed an underwritten public offering of 10,000,000 units sold at a price to the public of $1.00 per unit. Each unit consisted of one share of common stock and one-half of one warrant, each whole warrant exercisable for one share of common stock. The warrants have a per share exercise price of $1.25, are exercisable immediately, and expire five years from the date of issuance. The warrants began trading on the Nasdaq Capital Market on September 26, 2018 under the symbol “FPAYW.” In connection with the closing of the offering, the underwriters exercised their over-allotment option to purchase an additional 750,000 warrants. The net proceeds from the offering were approximately $8.9 million, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $18,160,258 for the year ended December 31, 2018 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Net cash used by operating activities was $6,598,834 for the year ended December 31, 2017 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the year ended December 31, 2018, net cash used in investing activities was $2,284,876 comprised of $14,164 for the purchase of property and equipment and $2,270,712 for capitalized software costs.

For the year ended December 31, 2017, net cash used in investing activities was $2,021,538 comprised of $127,367 for the purchase of property and equipment and $1,894,171 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $21,617,429 for the year ended December 31, 2018 primarily due to the funds drawn on the Credit Agreement of $19,366,359, $3,465,000 of funds drawn on promissory notes and $8,884,081 of net proceeds from the public offering of units, offset by repayments of amounts borrowed under the Credit Agreement of $9,959,607.

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

The Company must maintain $1.5 million in Unrestricted Cash at all times under the Credit Agreement covenants (see Note 5).

Under the Credit Agreement, upon the Commitment Termination Date, which is June 30, 2019 or such later date determined by the Lender in its sole discretion by notice to the Company on or before April 1, 2019, but no later than February 28, 2021, the Lender will no longer be obligated to lend money to the Company and all amounts outstanding under the Credit Agreement will be due on the twelve-month anniversary thereof. We will explore various possible financing options that may be available to us, which may include new financings and extension, modification or refinancing of the Credit Agreement.

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

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

FlexShopper, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York

March 11, 2019

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$6,141,210	$4,968,915
Accounts receivable, net	6,375,963	4,259,468
Prepaid expenses	317,160	321,035
Lease merchandise, net	32,364,697	21,415,322
Total current assets	45,199,030	30,964,740

PROPERTY AND EQUIPMENT, net	3,336,664	2,948,164

OTHER ASSETS, net	90,621	95,722
	$48,626,315	$34,008,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $167,483 at 2018 and $118,404 at 2017 of unamortized issuance costs	$14,252,717	$14,094,096
Accounts payable	8,317,216	7,702,145
Accrued payroll and related taxes	393,095	404,346
Promissory notes to related parties, including interest of $64,771	1,814,771	-
Accrued expenses	1,335,505	786,095
Total current liabilities	26,113,304	22,986,682

Loan payable under credit agreement to beneficial shareholder net of $164,752 at 2018 and $39,468 at 2017 of unamortized issuance costs and current portion	14,020,335	4,698,032
Total liabilities	40,133,639	27,684,714

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value- authorized 250,000 shares, issued and outstanding 239,405 shares at $5.00 stated value	1,197,025	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 and 15,000,000 shares, issued and outstanding: 17,579,870 shares at 2018 and 5,294,501 at 2017	1,758	529
Additional paid in capital	34,074,488	22,445,691
Accumulated deficit	(48,732,595)	(39,271,333)
Total stockholders’ equity	8,492,676	6,323,912
	$48,626,315	$34,008,626

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2018	2017
Revenues:
Lease revenues and fees	$82,458,661	$65,412,131
Lease merchandise sold	2,269,708	1,634,233
Total revenues	84,728,369	67,046,364

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	40,639,232	31,453,246
Cost of lease merchandise sold	1,423,526	998,800
Provision for doubtful accounts	23,239,189	19,135,207
Marketing	7,046,812	6,094,330
Salaries and benefits	8,796,011	7,862,714
Other operating expenses	8,761,815	7,664,566
Total costs and expenses	89,906,585	73,208,863

Operating loss	(5,178,216)	(6,162,499)

Loss on extinguishment of debt	126,622	-
Interest expense including amortization of debt issuance costs	4,156,424	2,168,262
Net loss	(9,461,262)	(8,330,761)

Dividends on Series 2 Convertible Preferred Stock	2,426,840	2,316,396
Net loss attributable to common stockholders	$(11,888,102)	$(10,647,157)

Basic and diluted (loss) per common share:
Net loss	$(1.39)	$(2.01)

Weighted average common shares outstanding:
Basic and diluted	8,574,569	5,290,944

The accompanying notes to consolidated financial statements are an integral part of these statements.

 FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2017	243,065	$1,215,325	21,952	$21,952,000	5,287,281	$529	$22,298,439	$(30,940,572)	$14,525,721
Provision for compensation expense related to stock options	-	-	-	-	-	-	113,952	-	113,952
Exercise of stock options	-	-	-	-	5,000	-	15,000	-	15,000
Conversion of preferred stock to common stock	(3,660)	(18,300)	-	-	2,220		18,300	-	-
Net loss	-	-	-	-	-	-	-	(8,330,761)	(8,330,761)
Balance, December 31, 2017	239,405	1,197,025	21,952	21,952,000	5,294,501	529	22,445,691	(39,271,333)	6,323,912
Provision for compensation expense related to stock options	-	-	-	-	-	-	133,428	-	133,428
Warrants issued in connection with amended credit agreement and subsequent issuance of common stock upon exercise of the warrants	-	-	-	-	175,000	18	523,233	-	523,251
Issuance of shares and warrants in connection with equity raise	-	-	-	-	10,000,000	1,000	10,006,500	-	10,007,500
Offering costs related to equity raise	-	-	-	-	-	-	(1,123,419)	-	(1,123,419)
Conversion of debt and accrued interest to common shares and warrants	-	-	-	-	2,110,369	211	2,089,055	-	2,089,266
Net loss	-	-	-	-	-	-	-	(9,461,262)	(9,461,262)
Balance, December 31, 2018	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,074,488	$(48,732,595)	$8,492,676

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,461,262)	$(8,330,761)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and impairment of lease merchandise	40,639,232	31,453,246
Other depreciation and amortization	2,410,537	2,090,581
Compensation expense related to issuance of stock options	133,428	113,952
Provision for doubtful accounts	23,239,189	19,135,207
Loss on debt extinguishment	126,622	-
Payment of interest in kind under promissory notes	64,771	-
Payment of interest in kind under credit agreement	248,535	-
Changes in operating assets and liabilities:
Accounts receivable	(25,355,684)	(21,212,888)
Prepaid expenses and other	6,844	32,296
Lease merchandise	(51,588,607)	(34,298,108)
Security deposits	2,025	(10,206)
Accounts payable	827,715	3,784,397
Accrued payroll and related taxes	(11,251)	108,013
Accrued expenses	557,648	535,437
Net cash (used in) operating activities	(18,160,258)	(6,598,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(2,284,876)	(2,021,538)
Net cash (used in) investing activities	(2,284,876)	(2,021,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	15,000
Proceeds from exercise of warrants	1,750	-
Proceeds from public offering	10,007,500	-
Costs incurred from public offering	(1,123,419)	-
Proceeds from promissory notes	3,465,000	-
Proceeds from loan payable under credit agreement	19,366,359	10,450,000
Repayment of loan payable under credit agreement	(9,959,607)	(2,288,208)
Repayment of installment loan	(11,208)	-
Debt issuance related costs	(128,946)	-
Net cash provided by financing activities	21,617,429	8,176,792

INCREASE/(DECREASE) IN CASH	1,172,295	(443,580)

CASH, beginning of year	4,968,915	5,412,495

CASH, end of year	$6,141,210	$4,968,915

Supplemental cash flow information:
Interest paid	$2,806,285	$1,649,795
Non-cash financing activities:
Issuance of common stock and warrants to extinguish debt and accrued interest	$2,089,266	$-
Conversion of preferred stock to common stock	$-	$18,300
Warrants issued for debt issuance costs	$523,251	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FlexShopper Inc.

Notes To Consolidated Financial Statements

December 31, 2018 and 2017

1. BUSINESS:

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware on August 16, 2006. The Company owns 100% of FlexShopper, LLC, a limited liability company incorporated under the laws of North Carolina on June 24, 2013. The Company is a holding corporation with no operations except for those conducted by FlexShopper LLC. FlexShopper LLC provides through e-commerce sites, certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third-party retailers and e-tailers.

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 5), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC together with its subsidiaries are hereafter referred to as “FlexShopper.”

FlexShopper through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (as amended, the “Credit Agreement”) with WE2014-1, LLC (the “Lender”) (see Note 5). Upon the Commitment Termination Date, which is June 30, 2019 or such later date determined by the Lender in its sole discretion by notice to the Borrower on or before April 1, 2019, but no later than February 28, 2021, the Lender will no longer be obligated to lend money to the Borrower for new leases and all amounts outstanding under the Credit Agreement will be due by the twelve-month anniversary thereof. FlexShopper will have, in the earliest Commitment Termination Date scenario, at least 90 days from the date of notice to the Commitment Termination Date to arrange for a new senior lending facility. If necessary, the Company would curtail marketing expenditures and new lease originations to optimize operating cash flow until a new facility is obtained or the old facility is retired.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging his or her bank account or credit card. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the aforementioned manner. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Accounts receivable	$10,130,269	$6,399,233
Allowance for doubtful accounts	(3,754,306)	(2,139,765)
Accounts receivable, net	$6,375,963	$4,259,468

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. The allowance for bad debt at January 1, 2017 was $9,508,708. During the years ended December 31, 2018 and 2017, $21,624,648 and $26,504,150 of accounts receivable balances, respectively, were charged off against the allowance. During the years ended December 31, 2018 and 2017, the provision for bad debts was $23,239,189 and $19,135,207, respectively. The following table shows the activity in the allowance for doubtful accounts:

	December 31, 2018	December 31, 2017

Beginning balance	$2,139,765	$9,508,708
Provision for write-offs	23,239,189	19,135,207
Accounts written off	(21,624,648)	(26,504,150)
Ending balance	$3,754,306	$2,139,765

Lease Merchandise - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $5,987,000 and $4,575,000 for the years ended December 31, 2018 and 2017 respectively. The net leased merchandise balances consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017

Lease merchandise at cost	$48,893,012	$34,501,555
Accumulated depreciation	(14,338,295)	(11,974,953)
Impairment reserve	(2,190,020)	(1,111,280)
Lease merchandise, net	$32,364,697	$21,415,322

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization which is included in interest expense was $476,085 and $473,616 for the years ended December 31, 2018 and 2017, respectively.

Debt issuance costs of $35,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 29, 2018 and January 30, 2018 (see Note 4) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $35,000 for the year ended December 31, 2018.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $2,270,712 and $1,894,172 for the years ended December 31, 2018 and 2017, respectively.

Operating Expenses - Operating expenses include corporate overhead expenses such as, stock-based compensation, insurance, occupancy, and other administrative expenses.

Marketing - Marketing costs which primarily consist of advertising are charged to expense as incurred.

Per Share Data - Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock which participates in dividends with the common stock and accordingly, has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 6). Under such method, income available to common stockholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from income from continuing operations and from net income. Loss attributable to common stockholders is computed by increasing loss from continuing operations and net loss by such dividends. Where the Company has undistributed net income available to common stockholders , basic earnings per common share is computed based on the total of any dividends paid or declared per common share plus undistributed income per common share determined by dividing net income available to common stockholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding plus the weighted average number of common shares issuable upon conversion of outstanding participating Series 1 Convertible Preferred Stock during the period. Where the Company has a net loss, basic per share data (including income from continuing operations) is computed based solely on the weighted average number of common shares outstanding during the period. As the convertible participating preferred stock has no contractual obligation to share in the losses of the Company, common shares issuable upon conversion of such preferred stock are not included in such computations.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Year ended December 31,
	2018	2017
Series 1 Convertible Preferred Stock	302,960	145,197
Series 2 Convertible Preferred Stock	5,639,745	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	112,785	54,217
Common Stock Options	620,900	335,900
Common Stock Warrants	7,182,488	511,553
	13,858,878	3,756,991

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. The Company uses the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards. See Note 7.

Fair Value of Financial Instruments – The carrying value of certain financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 5) approximates fair value.  The carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2018 and 2017, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The Company adopted this guidance on January 1, 2018. The Company evaluated the impact of the new guidance, but it does not have a material impact on its financial statements as a majority of the Company’s revenue generating activities are leasing arrangements which are outside the scope of the guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company has determined that the new standard will not materially impact the timing of revenue recognition. The new standard will result in the Company classifying bad debt expense incurred as a reduction of lease revenue and fees within the consolidated statements of earnings.

The new standard will also impact the Company as a lessee by requiring all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company has elected a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019. The Company has performed the proper analysis and has concluded that there is no material impact to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows. The Company will adopt the new standard in the first quarter of 2019.

3.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2018	December 31, 2017
Furniture, fixtures and vehicle	2-5 years	$155,165	$153,909
Website and internal use software	3 years	8,098,483	5,827,771
Computers and software	3-7 years	704,407	691,499
		8,958,055	6,673,179
Less: accumulated depreciation and amortization		(5,621,391)	(3,725,015)
		$3,336,664	$2,948,164

Depreciation and amortization expense was $1,896,376 and $1,613,888 for the years ended December 31, 2018 and 2017, respectively.

4.  LOANS PAYABLE TO RELATED PARTIES:

On January 29, 2018 and January 30, 2018, the Company entered into letter agreements with Russ Heiser, the Company’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”) the manager of which is the Chairman of the Company’s Board, respectively (such letter agreements, together, the “Commitment Letters”), for consideration of a one-time commitment fee of 1% of the lenders’ aggregate commitment, totaling $35,000, pursuant to which the Company issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provide that Mr. Heiser and NRNS each shall make advances to the Company under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by the Company upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement Lender. Upon issuance of the Notes, the Company drew $500,000 and a subsequent $500,000 on February 20, 2018 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 (see Note 5) computed on the basis of a 360-day year, which equaled 21.46% at December 31, 2018. Interest expense incurred under the Notes amounted to $161,081 for Mr. Heiser’s Note and $413,753 for NRNS’ Note, totaling $574,834 for the year ended 2018.

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

On September 28, 2018, each of Mr, Heiser and NRNS exercised its option to convert 50% of the outstanding principal and accrued interest to equity. Mr. Heiser elected to convert $500,000 of outstanding principal and $60,766 of accrued interest into 602,974 shares of common stock and warrants exercisable for 301,487 shares of common stock based on a $0.93 conversion price. NRNS converted $1,250,000 of outstanding principal and $151,878 of accrued interest into 1,507,395 shares of common stock and warrants exercisable for 753,697 shares of common stock based on a $0.93 conversion price. As a result of this conversion, the Company recorded a loss on extinguishment of debt of $126,622 in the year ended December 31, 2018 representing the difference between the conversion price and the price per unit offered in the September 2018 equity raise.

5. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary, entered into a credit agreement (as amended from time to time, and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC as administrative agent and lender (the “Lender”). FlexShopper is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. As of December 31, 2018, under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, FlexShopper could borrow up to $32,500,000 from the Lender.

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

On January 27, 2017, FlexShopper entered into a fifth amendment to the Credit Agreement (the “Omnibus Amendment”). The Omnibus Amendment amended the Credit Agreement to, among other things, (1) extend the Commitment Termination Date, (2) require the Company to refinance the debt under the Credit Agreement upon a Permitted Change of Control (as defined in the Credit Agreement), subject to the payment of an early termination fee, (3) reduce the interest rate charged on amounts borrowed to be LIBOR plus 14% per annum and reduce the non-usage fee on undrawn amounts if the facility is less than 75% drawn on average, and (4) modify certain permitted debt and financial covenants including the covenant of the Borrower to maintain at least $1.5 million in Unrestricted Cash (as defined in the Credit Agreement).

On April 3, 2018, FlexShopper entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other things, modified certain financial covenants, including the covenants that Equity Book Value shall not be less than the sum of $8 million and 50% of any positive Net Income (as defined in the Credit Agreement) of the Company; and that the ratio of Consolidated Senior Debt to Equity Book Value shall not exceed 4.75:1. The Company was in compliance with its covenants under the Credit Agreement as of December 31, 2018. The Company had $3,894,713 available under the Credit Agreement as of December 31, 2018.

In August and September 2018, FlexShopper entered into a series of amendments to the Credit Agreement (the “Offering Amendments”) to extend the deadline to complete an Equity Raise (as defined in the Credit Agreement) and reduce the required amount of proceeds for such a raise to qualify as an “Equity Raise.” If the Equity Raise was consummated on or before September 30, 2018, the Scheduled Commitment Termination Date would be extended to June 30, 2019 or such later date to be determined by the Administrative Agent in its sole discretion, but not later than February 28, 2021, by notice to the Borrower on or before April 1, 2019. The Commitment Maturity Date (as defined in the Credit Agreement) is one year after the Commitment Termination Date. Pursuant to the Offering Amendments, proceeds of a successful Equity Raise were required to be used to prepay loans under the Credit Agreement in an amount necessary such that the outstanding principal balance thereof was less than or equal to 95% of the Borrowing Base (as defined in the Credit Agreement). Additionally, following the Equity Raise, the Borrower must maintain a reserve amount of $1,000,000, which amount may be withdrawn by the Administrative Agent to pay any amounts not paid by the Borrower when due under the Credit Agreement or, in the discretion of the Administrative Agent, to pay any other commercially reasonable costs or expenses of the Borrower. If any portion of the reserve amount is used in such manner, such reserve will be replenished up to $1,000,000 in connection with the monthly applications of proceeds under the Credit Agreement. Additionally, the Offering Amendments amended the Credit Agreement to provide that, among other things, (a) following the Equity Raise, the interest rate on loans under the Credit Agreement will be reduced to a low double-digit percentage per annum beginning on February 1, 2019; and (b) certain increased advance rates established by a previous Credit Agreement amendment were extended through September 30, 2018. On September 25, 2018, FlexShopper completed the Equity Raise.

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement for the years ended December 31, 2018 and 2017 was $3,067,569 and $1,694,096, respectively. As of December 31, 2018, the outstanding balance under the Credit Agreement was $28,605,287.

6. CAPITAL STRUCTURE:

The Company’s capital structure consists of preferred and common stock as described below:

Preferred Stock

The Company is authorized to issue 500,000 shares of $0.001 par value preferred stock. Of this amount, 250,000 shares have been designated as Series 1 Convertible Preferred Stock and 25,000 shares have been designated as Series 2 Convertible Preferred Stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

●	Series 1 Convertible Preferred Stock - Series 1 Convertible Preferred Stock ranks senior to common stock.

As of December 31, 2018, each share of Series 1 Convertible Preferred Stock was convertible into 1.26547 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

During the year ended December 31, 2017, 3,660 shares of Series 1 Convertible Preferred Stock were converted into 2,220 shares of common stock. As of December 31, 2017, there were 239,405 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible at a conversion rate of 0.6065 into 145,197 shares of common stock. No shares of Series 1 Convertible Preferred Stock were converted into shares of common stock in the twelve months ended December 31, 2018. As of December 31, 2018, there were 239,405 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible at a conversion rate of 1.27 into 302,960 shares of common stock. The increase in the conversion price from 2017 to 2018 is due to the Series 1 Convertible Preferred Stock anti-dilution adjustment as a result of the September 2018 Equity Raise.

●	Series 2 Convertible Preferred Stock - On June 10, 2016, the Company entered into a Subscription Agreement with B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, providing for the issuance and sale of 20,000 shares of Series 2 Convertible Preferred Stock “Series 2 Preferred Stock” for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Convertible Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of December 31, 2018 totaled approximately $5,955,201. As of December 31, 2017, each Series 2 Preferred Share was convertible into approximately 124 shares. As of December 31, 2018, each Series 2 Preferred Share was convertible into approximately 257 shares of common stock; provided, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The increase in the convertible shares from 2017 to 2018 is due to the Series 2 Convertible Preferred Stock anti-dilution adjustment as a result of the September 2018 Equity Raise. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Certificate of Designations for the Series 2 Preferred Stock), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

In September 2018, the Company completed an offering of 10,000,000 units (the “Offering”) issued at a price of $1.00 per unit, each unit consisting of one share of the Company’s common stock and one-half (1/2) of one warrant, each whole warrant exercisable for one share of common stock at an exercise price $1.25 per warrant. The common stock and warrants included in the units sold in the Offering were immediately separable and issued separately. The Company raised gross proceeds of $10,007,500, less underwriting fees and commissions of 7%, or approximately $0.7 million, and incurred other offering expenses of approximately $0.4 million paid from the proceeds of the offering, resulting in net proceeds of $8.9 million. In connection with the closing of the Offering, the underwriters exercised their over-allotment option to purchase an additional 750,000 warrants for $7,500 with an exercise price of $1.25 per share (see Note 8).

On September 28, 2018, both Mr. Heiser and NRNS elected to convert 50% of the outstanding principal and accrued interest on their promissory notes into equity interests issued in the Offering (see Note 4). As a result, the Company issued 602,974 shares of common stock and 301,487 warrants to Mr. Heiser and 1,507,395 shares of common stock and 753,697 warrants to NRNS.

7. STOCK OPTIONS

On April 26, 2018 at the Company’s annual meeting, the Company’s stockholders approved the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Upon the 2018 Plan’s approval, approximately 1,057,000 shares of Company common stock were available for issuance, consisting of 750,000 shares authorized for issuance under the 2018 Plan and an aggregate 307,000 shares then remaining available for issuance under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) and 2015 Omnibus Equity Compensation Plan (the “2015 Plan”, and together with the 2007 Plan, the “Prior Plans”). The 2018 Plan replaced the Prior Plans. No new awards will be granted under the Prior Plans; however, awards outstanding under the Prior Plans upon approval of the 2018 Plan remain subject to and will be paid under the applicable Prior Plan.

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

Activity in stock options for the year ended December 31, 2017 and 2018 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2017	411,600	$8.63
Granted	106,000	4.24
Forfeited	(16,700)	6.01
Expired	(160,000)	12.50
Exercised	(5,000)	3.00
Outstanding at December 31, 2017	335,900	$5.61
Granted	308,000	1.80
Forfeited	(23,000)	4.99
Outstanding at December 31, 2018	620,900	$3.75	7.78	$-
Vested and exercisable at December 31, 2018	278,567	$5.82	5.81	$-

The weighted average grant date fair value of options granted during the twelve-month period ending December 31, 2018 and 2017 was $0.69 and $1.65 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

	2018	2017
Exercise price	$0.79 to $4.35	$4.02 to$ 5.25
Expected life	6.0 years	5.8 years
Expected volatility	38%	38%
Dividend yield	0%	0%
Risk-free interest rate	2.27% to 2.99%	1.89% to 2.06%

The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life is based on the simplified expected term calculation permitted by the Securities and Exchange Commission (the “SEC”), which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded was $133,428 and $113,952 for the year ended December 31, 2018 and December 31, 2017, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2018 amounted to approximately $183,000, which is expected to be recognized over a weighted average period of 2.18 years.

8. WARRANTS:

On April 3, 2018, FlexShopper entered into the Sixth Amendment to the Credit Agreement (see Note 5). The Sixth Amendment provided for warrants exercisable for 175,000 shares of common stock with an exercise price per share of $0.01 to be issued to the Lender. On May 23, 2018, the Lender exercised the warrants. The warrants were accounted for at fair value based on the date of issuance. The $523,233 in proceeds allocated to the warrants was accounted for as paid-in capital with a corresponding discount to the loan payable which was amortized over the remaining life of the agreement.

As part of the Offering in September 2018, the Company issued warrants exercisable for 5,000,000 shares of common stock at an exercise price of $1.25 per share. In connection with the closing of the Offering, the underwriters exercised their over-allotment option to purchase an additional 750,000 warrants for $7,500 with an exercise price of $1.25 per share. The warrants are immediately exercisable and expire five years from the date of issuance. The warrants are listed on the Nasdaq Capital Market under the symbol “FPAYW”.

The Company has issued additional warrants exercisable for an aggregate 1,055,184 shares of common stock at an exercise price of $1.25 per warrant to Mr. Heiser and NRNS in connection with partial conversions of their promissory notes. The warrants are immediately exercisable at $1.25 per share of common stock and expire on September 28, 2023.

In connection with the issuance of Series 2 Convertible Preferred Stock in June 2016, the Company issued to the placement agent in such offering warrants exercisable for 439 shares of Series 2 Convertible Preferred Stock at an initial exercise price of $1,250 per share, which expire seven years after the date of issuance.

The following table summarizes information about outstanding stock warrants as of December 31, 2018, all of which are exercisable:

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

9. INCOME TAXES:

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statements of operations with the amounts computed at the statutory federal tax rates for each year:

	2018	2017

Federal tax benefit at statutory rate	$(2,080,000)	$(2,830,000)
State tax benefit, net of federal tax	(207,000)	(142,000)
Permanent differences	66,000	39,000
Change in statutory rate	7,000	86,000
Change in valuation allowance	2,545,000	(1,934,000)
Change in federal tax rate	-	4,747,000
Other	(331,000)	34,000
Benefit for income taxes	$-	$-

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Equity based compensation	$177,000	$170,000
Allowance for doubtful accounts	870,000	493,000
Lease merchandise	-	779,000
Fixed assets	(7,034,000)	4,000
Lease impairment	507,000	256,000
Deferred rent	1,000	2,000
Accrued expenses	12,000	45,000
Interest expense carryforward	88,000	-
Tax credit carryforward	32,000	-
Federal loss carry-forwards	15,823,000	6,302,000
State loss carry forward	816,000	696,000

Gross deferred tax assets	11,292,000	8,747,000
Valuation allowance	(11,292,000)	(8,747,000)
Net deferred tax assets	$-	$-

Based on consideration of the available evidence including historical losses a valuation allowance has been recognized to offset deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2018, the Company has federal net operating loss carryforwards of approximately $75,400,000 and state net operating loss carryforwards of approximately $18,600,000 available to offset future taxable income Losses incurred prior to January 1, 2018, expire from 2024 to 2037. Losses incurred after January 1, 2018 do not expire.

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

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2018, federal tax returns remained open for Internal Revenue Service review for tax years after 2014, while state tax returns remain open for review by state taxing authorities for tax years after 2013. The IRS completed an examination of the Company’s 2016 tax return during 2018, resulting in a reduction to the net operating loss carryforward of approximately $50,000. There were no other federal or state income tax audits being conducted as of December 31, 2018.

The Company completed its analysis and review of all tax positions taken through December 31, 2018 and does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns.

The Tax Act, among other things, (i) lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018; (ii) provided for 100% expense deduction of certain qualified depreciable assets, including lease merchandise inventory, purchased after September 27, 2017 (but would be phased down starting in 2023); and (iii) failed to extend the manufacturing deduction that expired in 2017 under the terms of previous tax law. The effects of the change in tax rates on deferred tax balances were recognized through continuing operations in the period in which the new legislation was enacted. As the law was enacted on December 22, 2017, the impact to the net deferred tax assets due to the change in tax rate was recognized in the financial statements period ending December 31, 2017 which consisted of a reduction in deferred tax assets and a corresponding reduction in the valuation allowance of $4,747,000.

10. COMMITMENTS:

Lease Commitments

FlexShopper is party to a lease, as amended, for office space through June 2019. In September 2015, FlexShopper entered into a 48-month lease for additional office space in Fort Lauderdale, Florida to accommodate its call and customer service center.

In August 2017, FlexShopper entered into a 12-month lease with two additional three-year options for retail store space in West Palm Beach, Florida. In April 2018, FlexShopper exercised its option to extend the term of the lease to September 30, 2021.

In January 2019, FlexShopper entered into a 108-month lease with an option for one additional five-year term for 21,622 square feet of office space in Boca Raton, FL to accommodate FlexShopper’s business and its employees (the “January 2019 Lease”). The monthly rent for this space is approximately $31,500 with annual three percent increases throughout the initial 108-month lease term beginning on the anniversary of the commencement date.

The rental expense for the years ended December 31, 2018 and 2017 was approximately $389,900 and $331,900, respectively. At December 31, 2018, including January 2019 Lease, the future minimum annual lease payments are approximately as follows:

2019	$164,000
2020	410,000
2021	421,000
2022	413,000
2023	426,000
Thereafter	2,082,000
$3,916,000

11. SUBSEQUENT EVENTS:

On January 25, 2019, FlexShopper, LLC, a wholly-owned subsidiary of FlexShopper, entered into a letter agreement with 122 Partners, LLC (the lender), pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of principal and accrued interest under the January Note is due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement.

On January 29, 2019, FlexShopper, LLC (the “Tenant”) entered into an Office Lease (the “Lease”) with Mainstreet CV North 40, LLC (the “Landlord”) for the leasing of approximately 21,622 rentable square feet, which the Company expects to use for its new principal executive offices and for its call center, located at 901 Yamato Road, Boca Raton, Florida 33431 (the “New Headquarters”). The term of the Lease and the Tenant’s obligation to pay rent thereunder will commence on the later of: (i) July 1, 2019 or (ii) substantial completion of certain improvements to the New Headquarters to be made by the Landlord pursuant to the terms of the Lease (the “Commencement Date”). Under the Lease, the Tenant will lease the New Headquarters from the Landlord for an initial term of nine years (the “Initial Term”), with a one-time option held by the Tenant to extend the term of the Lease for an additional five years. Under the Lease, the Tenant will pay to the Landlord base annual rent in the first year in monthly installments of $31,532, with payments under the Lease increasing by 3% on each yearly anniversary of the Commencement Date throughout the Initial Term.

On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS Capital Holdings LLC (“NRNS”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9.A Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2018.

Item 9.B. Other Information.

Effective as of March 11, 2019, our Board of Directors adopted an amendment to our Amended and Restated Bylaws (the “Bylaws Amendment”), which corrected an inconsistency between our Certificate of Incorporation and Amended and Restated Bylaws, clarifying that a quorum for a meeting of stockholders consists of the holders of a majority of the shares entitled to vote at such meeting.

A copy of our Amended and Restated Bylaws, as amended by the Bylaws Amendment, is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein. The preceding summary of the changes effected by the adoption of the Bylaws Amendment is qualified in its entirety by reference to such copy of our Amended and Restated Bylaws filed as Exhibit 3.2 hereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11. Executive Compensation.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers” and “The Board of Directors and Its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Equity Compensation Plan Table” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2019 Annual Meeting of Stockholders: “Proposal 4−Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3) Exhibits: The following is a list of exhibits filed as a part of this Annual Report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Bylaws*
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
4.1	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.2	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017 and incorporated herein by reference)
4.3	Certificate of Designations for Series 2 Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.4	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.5	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.6	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
10.1	Office Lease, dated August 7, 2013, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.2	First Amendment to Lease Agreement, dated January 24, 2014, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
10.3	Second Amendment to Lease Agreement, dated March 14, 2017, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.4	Agreement of Lease, dated September 1, 2015, by and between the Oakland Commerce Center, LLC and FlexShopper, LLC (previously filed as Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.5	Standard Retail Space Lease, dated August 25, 2017, by and between FlexShopper LLC and 1014 Pepper, Inc. (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.6+	Executive Employment Agreement, dated January 31, 2007, by and between the Company and Brad Bernstein (previously filed as Exhibit 10.3 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.7	Credit Agreement, dated as of March 6, 2015, by and among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)

Exhibit Number	Description
10.8	Investor Rights Agreement, dated as of March 6, 2015, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.9	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among the Company and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.10	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.11	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.12+	Executive Employment Agreement, dated December 1, 2015, by and between the Company and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.13	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.14+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.15+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.16+	Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)
10.17+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.18+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.19	Amendment No. 4 to the Credit Agreement and Waiver, dated March 29, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.20	Investor Rights Agreement, dated as of June 10, 2016, by and among FlexShopper, Inc., B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2016 and incorporated herein by reference).
10.21	Omnibus Amendment, dated January 27, 2017, by and among FlexShopper 2, LLC, FlexShopper, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
10.22+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 and incorporated herein by reference)
10.23	Letter Agreement, dated January 9, 2018, by and between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.24	Form of Commitment Letter and Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.25+	2018 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2018)
10.26	Amendment No. 6 to Credit Agreement, dated April 3, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)
10.27	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)

Exhibit Number	Description
10.29	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018 and incorporated herein by reference)
10.30	Amendment No. 8 to Credit Agreement, dated August 29, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.31	Amendment No. 2 to Investor Rights Agreement, dated August 27, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.32	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.33	Amendment No. 9 to Credit Agreement, dated September 22, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2018 and incorporated herein by reference)
10.34	Amendment No. 10 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2018 and incorporated herein by reference)
10.35	Amendment No. 11 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC*
10.36+	Employment Agreement, dated October 5, 2017, by and between the Company and Ravikumar Radhakrishnan*
10.37	Form of Commitment Letter and Subordinated Promissory Note, dated January 25, 2019, issued by FlexShopper, LLC to 122 Partners, LLC*
10.38	Office Lease, dated January 29, 2019, between FlexShopper, LLC and Mainstreet CV North 40, LLC*
10.39	Consulting Agreement, dated February 19, 2019, between the Company and XLR8 Capital Partners LLC*
10.40	Form of Commitment Letter and Subordinated Promissory Note, dated February 19, 2019, issued by FlexShopper, LLC to NRNS Capital Holdings LLC*
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.0	Subsidiaries of the Company*
23.1	Consent of EisnerAmper LLP*
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema*
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

+	Indicates a management contract or any compensatory plan contract or arrangement.

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: March 11, 2019	By:	/s/ Brad Bernstein
Brad Bernstein President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Brad Bernstein	President and Chief Executive Officer	March 11, 2019
Brad Bernstein	(Principal Executive Officer)

/s/ Russ Heiser	Chief Financial Officer	March 11, 2019
Russ Heiser	(Principal Financial Officer and Principal Accounting Officer)

/s/ James D. Allen	Director	March 11, 2019
James D. Allen

/s/ Daniel Ballen	Director	March 11, 2019
Daniel Ballen

/s/ Howard S. Dvorkin	Chairman of the Board of Directors	March 11, 2019
Howard S. Dvorkin

/s/ Sean Hinze	Director	March 11, 2019
Sean Hinze

/s/ T. Scott King	Director	March 11, 2019
T. Scott King

/s/ Carl Pradelli	Director	March 11, 2019
Carl Pradelli