Form 10-Q
period 2019-03-31
FlexShopper, Inc.
filed 2019-05-07
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FPAY	The Nasdaq Stock Market LLC
Warrants, each to purchase one share of Common Stock	FPAYW	The Nasdaq Stock Market LLC

As of May 6, 2019, the Company had a total of 17,666,193 shares of common stock outstanding, excluding 171,191 outstanding shares of Series 1 Convertible Preferred Stock convertible into 216,637 shares of common stock and excluding 21,952 outstanding shares of Series 2 Convertible Preferred Stock convertible into 5,639,745 shares of common stock.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information; and

●	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,647,056	$6,141,210
Accounts receivable, net	6,510,338	6,375,963
Prepaid expenses	335,484	317,160
Lease merchandise, net	28,181,941	32,364,697
Total current assets	37,674,819	45,199,030

PROPERTY AND EQUIPMENT, net	3,497,073	3,336,664

OTHER ASSETS, net	149,852	90,621
	$41,321,744	$48,626,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $222,526 at 2019 and $167,483 at 2018 of unamortized issuance costs	$18,372,922	$14,252,717
Accounts payable	3,105,990	8,317,216
Accrued payroll and related taxes	195,530	393,095
Promissory notes to related parties net of $32,574 at 2019 and $0 at 2018 of unamortized issuance costs	3,762,526	1,814,771
Accrued expenses	1,012,131	1,335,505
Lease liability – current portion	94,249	-
Total current liabilities	26,543,348	26,113,304

Loan payable under credit agreement to beneficial shareholder net of $54,869 at 2019 and $164,752 at 2018 of unamortized issuance costs and current portion	4,530,310	14,020,335
Promissory notes to related parties net of $22,001 at 2019 and $0 at 2018 of unamortized issuance costs and current portion	1,164,789	-
Lease liabilities less current portion	37,202	-
Total liabilities	32,275,649	40,133,639

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value- authorized 250,000 shares, issued and outstanding 171,191 shares at 2019 and 239,405 shares at $5.00 stated value at 2018	855,955	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value- authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding: 17,666,193 shares at 2019 and 17,579,870 at 2018	1,767	1,758
Additional paid in capital	34,465,425	34,074,488
Accumulated deficit	(48,229,052)	(48,732,595)
Total stockholders’ equity	9,046,095	8,492,676
	$41,321,744	$48,626,315

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2019	2018

Revenues:
Lease revenues and fees, net	$21,784,779	$14,161,578
Lease merchandise sold	946,618	614,518
Total revenues	22,731,397	14,776,096

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	15,277,939	10,407,746
Cost of lease merchandise sold	565,007	333,763
Marketing	848,546	1,168,950
Salaries and benefits	1,758,087	2,179,376
Operating expenses	2,596,282	2,038,938
Total costs and expenses	21,045,861	16,128,773

Operating income/(loss)	1,685,536	(1,352,677)

Interest expense including amortization of debt issuance costs	1,181,993	933,667
Net income/(loss)	503,543	(2,286,344)

Dividends on Series 2 Convertible Preferred Shares	609,168	603,680
Net loss attributable to common shareholders	$(105,625)	$(2,890,024)

Basic and diluted (loss) per common share:
Net loss	$(0.01)	$(0.55)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	17,650,847	5,294,501

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019 and 2018

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,074,488	$(48,732,595)	$8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	25,529	-	25,529
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	11,200	-	11,200
Refund of costs related to equity raise	-	-	-	-	-	-	13,147	-	13,147
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Net income	-	-	-	-	-	-	-	503,543	503,543
Balance, March 31, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,465,425	$(48,229,052)	$9,046,095

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912
Provision for compensation expense related to stock options	-	-	-	-	-	-	49,702	-	49,702
Net loss	-	-	-	-	-	-	-	(2,286,344)	(2,286,344)
Balance, March 31, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,495,393	$(41,557,677)	$4,087,270

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2019 and 2018

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$503,543	$(2,286,344)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of lease merchandise	15,277,939	10,407,746
Other depreciation and amortization	584,968	568,078
Compensation expense related to issuance of stock options and warrants	36,729	49,702
Interest in kind added to promissory notes balance	167,119	-
Provision for doubtful accounts	7,344,944	5,175,318
Changes in operating assets and liabilities:
Accounts receivable	(7,479,319)	(4,690,455)
Prepaid expenses and other	(17,624)	(361,718)
Lease merchandise	(11,095,183)	(7,947,647)
Security deposits	(60,000)	-
Accounts payable	(5,211,226)	(2,704,981)
Accrued payroll and related taxes	(197,565)	(229,283)
Accrued expenses	(320,979)	(3,774)
Net cash used in operating activities	(466,654)	(2,023,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(553,184)	(307,340)
Net cash used in investing activities	(553,184)	(307,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Refund of equity issuance related costs	13,147	-
Proceeds from promissory notes, net of fees	2,940,000	3,465,000
Proceeds from loan payable under credit agreement	1,241,328	1,550,000
Repayment of loan payable under credit agreement	(6,665,989)	(5,855,000)
Repayment of installment loan	(2,802)	-
Net cash used in financing activities	(2,474,316)	(840,000)

INCREASE/(DECREASE) IN CASH	(3,494,154)	(3,170,698)

CASH, beginning of period	6,141,210	4,968,915

CASH, end of period	$2,647,056	$1,798,217

Supplemental cash flow information:
Interest paid	$993,544	$754,276
Non-cash financing activities:
Conversion of preferred stock to common stock	$341,070	-

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018

(Unaudited)

1. BASIS OF PRESENTATION

Our interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in our interim financial statements does not include all information and disclosures necessary for a fair presentation of our financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The consolidated balance sheet as of December 31, 2018 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper, Inc. (“FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006. The Company owns 100% of FlexShopper, LLC, a North Carolina limited liability company, which in turns owns 100% of FlexShopper 1, LLC and FlexShopper 2, LLC. The Company is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC provides through e-commerce sites certain types of durable goods to consumers, including customers of third-party retailers and e-tailers, on a lease-to-own (“LTO”) basis.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or monthly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Accounts receivable	$12,579,684	$10,130,269
Allowance for doubtful accounts	(6,069,346)	(3,754,306)
Accounts receivable, net	$6,510,338	$6,375,963

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $5,029,904 for the three months ended March 31, 2019 and $4,428,276 for the three months ended March 31, 2018.

	March 31, 2019	December 31, 2018
Beginning balance	$3,745,306	$2,139,765
Provision for write-offs	7,344,944	23,239,189
Accounts written off	(5,029,904)	(21,624,648)
Ending balance	$6,069,346	$3,754,306

Lease Merchandise - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted to approximately $1,348,000 for the three months ended March 31, 2019 and $807,000 for the three months ended March 31, 2018.

The net leased merchandise balances consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Lease merchandise at cost	$44,941,403	$48,893,012
Accumulated depreciation	(14,532,742)	(14,338,295)
Impairment reserve	(2,226,720)	(2,190,020)
Lease merchandise, net	$28,181,941	$32,364,697

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of purchase.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $54,840 for the three months ended March 31, 2019 and $118,404 for the three months ended March 31, 2018.

Debt issuance costs of $35,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 29, 2018 and January 30, 2018 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $14,000 for the three months ended March 31, 2018.

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 25, 2019 and February 19, 2019 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $5,425 for the three months ended March 31, 2019.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $547,044 for the three months ended March 31, 2019, and $297,826 for the three months ended March 31, 2018.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s September 2018 equity offering.

	Three Months ended
	March 31,
	2019	2018
Series 1 Convertible Preferred Stock	216,637	145,197
Series 2 Convertible Preferred Stock	5,639,745	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	112,785	54,217
Common Stock Options	605,400	444,067
Common Stock Warrants	7,222,489	511,553
	13,797,056	3,865,158

Stock-Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee and non-employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. The Company has elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards (see Note 9).

Fair Value of Financial Instruments - The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 7) and notes payable approximates fair value. The carrying value of cash, receivables, and payables approximate fair value due to their short-term nature.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2019, and 2018, the Company had not recorded any unrecognized tax benefits.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company has determined that the new standard will not materially impact the timing of revenue recognition. The new standard resulted in the Company classifying bad debt expense incurred as a reduction of lease revenue and fees within the consolidated statements of earnings including retrospective presentation of prior year financial information. As a result of the change in presentation, the breakout of Lease revenues and fees, net of lessor bad debt expense, that ties the consolidated statements of operations is shown below:

	Three Months ended
	March 31,
	2019	2018
Lease revenues and fees	$29,129,723	$19,336,896
Provision for doubtful accounts	7,344,944	5,175,318
Lease revenues and fees, net of lessor bad debt expense	$21,784,779	$14,161,578

The new standard also impacted the Company as a lessee by requiring all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company has elected a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019. The Company has concluded that there is no material impact to the consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows as a result of the new standard. The Company adopted this new guidance on January 1, 2019 (see Note 4 below).

4. LEASES

Lessor Information – Refer to Note 3 to these condensed consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

Lessee Information – As a lessee, the Company leases retail, call center and corporate space under operating leases expiring at various times through 2021. At January 1, 2019, the Company recognized $191,001 of operating lease assets and $191,001 of operating lease liabilities as a result of adopting ASU 2016-02.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheet beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	March 31, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$131,159
Total Lease Assets		$131,159

Liabilities
Operating Lease Liability	Current Operating Lease Liabilities	$94,249
Operating Lease Liability	Long Term Operating Lease Liabilities	37,202
Total Lease Liabilities		$131,451

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities. Under the short-term lease exception provided within ASC 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement.

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	16.46%	1

Upon adoption of ASU 2016-02, discount rates for existing operating leases were established as of January 1, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. The Company’s total operating lease expenses all relate to operating lease costs and amounted to $72,116 for the three months ended March 31, 2019.

Below is a summary of undiscounted operating lease liabilities as of March 31, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2019	$98,064
2020	27,730
2021	21,416
Total undiscounted cash flows	147,210
Less: interest	(15,759)
Present value of lease liabilities	$131,451

The Company entered into an office lease in January 2019. Lease commencement is estimated to be May 2019, at which time the Company will recognize the operating lease asset and liability. The Company will pay a base monthly rent of $31,532 with payments increasing by 3% on each yearly anniversary of the commencement date. The initial lease term is for 9 years with the Company having a one-time option to extend for 5 years.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2019	December 31, 2018
Furniture, fixtures and vehicle	2-5 years	$155,165	$155,165
Website and internal use software	3 years	8,645,527	8,098,483
Computers and software	3-7 years	710,547	704,407
		9,511,239	8,958,055
Less: accumulated depreciation and amortization		(6,145,325)	(5,621,391)
Right of use assets, net of amortization		131,159	-
		$3,497,073	$3,336,664

Depreciation and amortization expense were $523,934 and $434,905 for the three months ended March 31, 2019 and 2018, respectively.

6. PROMISSORY NOTES

January 2018 Notes - On January 29, 2018 and January 30, 2018, FlexShopper, LLC entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 (see Note 7) computed on the basis of a 360-day year, which equaled 18.48% at March 31, 2019.

Upon issuance of the Notes, FlexShopper, LLC drew $500,000 and a subsequent $500,000 on February 20, 2018 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. On August 29, 2018, FlexShopper, LLC issued amended and restated Notes to Mr. Heiser and NRNS under which (1) the maturity date for such Notes was set at June 30, 2019 and (2) in connection with the completion of an Equity Financing (as defined in the Notes), the holders of such Notes were granted the option to convert up to 50% of the outstanding principal of the Notes plus accrued and unpaid interest thereon into the securities issued in the Equity Financing at a conversion price equal to the price paid to the Company by the underwriters for such securities, net of the underwriting discount. In connection with the offering of units in September 2018, Mr. Heiser and NRNS elected to convert the convertible portion of the Notes, resulting in the issuance by the Company of 602,974 shares of common stock and 301,487 warrants to Mr. Heiser and 1,507,395 shares of common stock and 753,697 warrants to NRNS.

As of March 31, 2019, $544,338 and $1,361,090 of principal and accrued and unpaid interest was outstanding on Mr. Heiser’s Note and NRNS’s Note, respectively. Interest expense incurred under the Notes amounted to $25,900 and $26,159 for Mr. Heiser’s Note and $64,756 and $76,357 for NRNS’ Note, totaling $90,656 for the three months ended March 31, 2019 and March 31, 2018 respectively.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a letter agreement with 122 Partners, LLC (the lender), pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of principal and accrued interest under the January Note is due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 18.48% at March 31, 2019. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of March 31, 2019, $1,035,027 of principal and accrued and unpaid interest was outstanding on the January Note.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 18.48% at March 31, 2019. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of March 31, 2019, $2,041,435 of principal and accrued and unpaid interest was outstanding on the February Note.

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. At March 31, 2019, amounts borrowed bear interest at 13.48%.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee.

	March 31, 2019
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$9,046,095
Unrestricted Cash greater than	1,500,000	2,647,056
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	3.11

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

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $953,910 for the three months ended March 31, 2019 and $697,952 for the three months ended March 31, 2018. As of March 31, 2019, the outstanding balance under the Credit Agreement was $23,180,627. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $277,395. The Company borrowed $1,241,328 and subsequently repaid $6,665,989  in the first quarter of 2019 as a result of the pay down of the seasonal advance. Interest is payable monthly on the outstanding balance of the amounts borrowed.

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

As of March 31, 2019, each share of Series 1 Convertible Preferred Stock was convertible into 1.26547 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

68,214 shares of Series 1 Convertible Preferred Stock were converted into 86,323 shares of common stock during the three months ended March 31, 2019. As of March 31, 2019, there were 171,191 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 216,637 shares of common stock.

●

Series 2 Convertible Preferred Stock - The Company sold to B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, providing 20,000 shares of Series 2 Convertible Preferred Stock (“Series 2 Preferred Stock”) for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.

Shares of Series 2 Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of March 31, 2019 totaled approximately $6,564,369. As of March 31, 2019, each share of Series 2 Preferred Stock was convertible into approximately 257 shares of common stock; provided the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote at all stockholder meetings. The commons stock is listed on the Nasdaq Capital Market under the symbol “FPAY.”

Warrants

In September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire five years from the date of issuance. The warrants are listed on the Nasdaq Capital Market under the symbol “FPAYW.”

The Company also issued additional warrants exercisable for an aggregate 1,055,184 shares of common stock at an exercise price of $1.25 per warrant to Mr. Heiser and NRNS in connection with partial conversions of their promissory notes (see Note 6). The warrants are exercisable at $1.25 per share of common stock and expire on September 28, 2023.

In connection with the issuance of Series 2 Convertible Preferred Stock in June 2016, the Company issued to the placement agent in such offering warrants exercisable for 439 shares of Series 2 Convertible Preferred Stock at an initial exercise price of $1,250 per share, which expire seven years after the date of issuance.

As part of a consulting agreement with XLR8 Capital Partners LLC (the “Consultant”), an entity of which the Company’s Chairman is manager, the Company agreed to issue 40,000 warrants to the Consultant monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. As of March 31, 2019, the Company recorded an expense of $11,200 based on the valuation of $0.28 per warrant as determined by the fair market value of is the Company’s warrants that are actively traded and listed on the Nasdaq Capital Market under the symbol “FPAYW”.

The following table summarizes information about outstanding stock warrants as of March 31, 2019, all of which are exercisable:

		Series 2 Preferred	Weighted Average
Exercise	Common Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$10.00	200,001		1 years
$5.50	177,304		3 years
$1.25	6,845,184		4 years
$1,250	-	439	4 years
	7,222,489	439

9. STOCK OPTIONS

On April 26, 2018 at the Company’s annual meeting, the Company’s stockholders approved the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Upon the 2018 Plan’s approval, approximately 1,057,000 shares of Company common stock were available for issuance thereunder, consisting of 750,000 shares authorized for issuance under the 2018 Plan and an aggregate 307,000 shares then remaining available for issuance under the Company’s 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) and 2015 Omnibus Equity Compensation Plan (the “2015 Plan”, and together with the 2007 Plan, the “Prior Plans”). The 2018 Plan replaced the Prior Plans. No new awards will be granted under the Prior Plans; however, awards outstanding under the Prior Plans upon approval of the 2018 Plan remain subject to and will be paid under the applicable Prior Plan.

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

Activity in stock options for the three months ended March 31, 2019 follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2019	620,900	$3.75
Granted	29,000	0.87
Forfeited	(19,500)	1.27		788
Expired	(25,000)	6.20
Outstanding at March 31, 2019	605,400	$3.59	7.92	$4,408
Vested and exercisable at March 31, 2019	304,900	$5.39	6.58	$-

The weighted average grant date fair value of options granted during the three-month period ending March 31, 2019 was $0.34 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

Exercise price	$0.87
Expected life	5.5 years
Expected volatility	38%
Dividend yield	0%
Risk-free interest rate	2.50%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the statements of operations was $25,529 for the three months ended March 31, 2019 and $49,702 for the three months ended March 31, 2018. Unrecognized compensation cost related to non-vested options at March 31, 2019 amounted to approximately $163,190, which is expected to be recognized over a weighted average period of 1.91 years.

10. INCOME TAXES

As of December 31, 2018, the Company has federal net operating loss carryforwards of approximately $75,400,000 and state net operating loss carryforwards of approximately $18,600,000 available to offset future taxable income which expire from 2024 to 2037. Losses incurred after January 1, 2018 do not expire.

Management believes that the federal and state deferred tax asset as of December 31, 2018 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the tax asset.

11. SUBSEQUENT EVENTS

On February 21, 2019, the Company’s Board of Directors approved Amendment No. 1 to the 2018 Plan (the “2018 Plan Amendment”), subject to stockholder approval. On May 2, 2019, the Company’s stockholders approved the 2018 Plan Amendment that increased (a) the total number of shares available for issuance under the 2018 Plan by 1,000,000 shares and (b) the number of shares available for issuance as “incentive stock options” within the meaning of Internal Revenue Code Section 422 by 1,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2018 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Accounts receivable	$12,579,684	$10,130,269
Allowance for doubtful accounts	(6,069,346)	(3,754,306)
Accounts receivable, net	$6,510,338	$6,375,963

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $5,029,829 for the three months ended March 31, 2019, and $4,428,276 for the three months ended March 31, 2018.

Lease Merchandise - Until all payment obligations required for ownership are satisfied under the lease agreement, FlexShopper maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable. The impairment charge amounted was approximately $1,348,000 for the three months ended March 31, 2019, and $807,000 for the three months ended March 31, 2018.

Stock Based Compensation - The fair value of transactions in which FlexShopper exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed. Compensation expense is determined by reference to the fair value of an award on the date of grant and is amortized on a straight-line basis over the vesting period. We have elected to use the Black-Scholes-Merton pricing model (“BSM”) to determine the fair value of all stock option awards.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Key performance metrics for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$29,129,723	$19,336,896	$9,792,827	50.6
Lease merchandise sold	946,618	614,518	332,100	54.0
Gross Revenue	30,076,341	19,951,414	10,124,927	50.8
Provision for doubtful accounts and revenue adjustments	(7,344,944)	(5,175,318)	(2,169,626)	41.9
Net revenues	22,731,397	14,776,096	7,955,301	53.8
Cost of merchandise sold	(565,007)	(333,763)	(231,244)	69.3
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(15,277,939)	(10,407,746)	(4,870,193)	46.8
Gross Profit	$6,888,451	$4,034,587	$2,853,864	70.7
Gross profit margin	30%	27%

	Three months ended March 31,
	2019	2018		$ Change	% Change
Adjusted EBITDA:
Net income/(loss)	$503,543	$(2,286,344)		$2,789,887	-
Amortization of debt costs	60,265	132,404		(72,139)	(54.5)
Other amortization and depreciation	524,703	435,674		89,029	20.4
Interest expense	1,121,728	801,263		320,465	40.0
Stock compensation	25,529	49,702		(24,173)	(48.6)
Non recurring product/infrastructure expenses	92,297	-		92,297	-
Adjusted EBITDA	$2,328,065	$(867,301	)*	$3,195,366	-

* Represents loss

Management believes that Gross Profit and Adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance.

Adjusted EBITDA represents net income before interest, stock-based compensation, taxes, depreciation (other than depreciation of leased inventory), amortization, and one-time or non-recurring items. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

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

Adjusted EBITDA is a supplemental measure of FlexShopper’s performance that are neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA should not be considered as a substitute for GAAP metrics such as operating loss, net income or any other performance measures derived in accordance with GAAP.

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

The following table details operating results for the three months ended March 31, 2019 and 2018:

	2019	2018	$ Change	% Change

Gross lease revenues and fees	$29,129,723	$19,336,896	$9,792,827	50.6
Provision for doubtful accounts	7,344,944	5,175,318	2,169,626	41.9
Lease revenues and fees, net of bad debt expense	21,784,779	14,161,578	7,623,201	53.8
Lease merchandise sold	946,618	614,518	332,100	54.0
Total revenues	22,731,397	14,776,096	7,955,301	53.8
Cost of lease revenue and merchandise sold	15,842,946	10,741,509	5,101,437	47.5
Marketing	848,546	1,168,950	(320,404)	(27.4)
Salaries and benefits	1,758,087	2,179,376	(421,289)	(19.3)
Other operating expenses	2,596,282	2,038,938	557,344	27.3
Operating income/(loss)	1,685,536	(1,352,677)	3,038,213	-
Interest expense	1,181,993	933,667	248,326	26.6
Net income/(loss)	$503,543	$(2,286,344)	$2,789,887	-

FlexShopper originated 29,972 gross leases less same day modifications and cancellations with an average origination value of $470 for the three months ended March 31, 2019 compared to 22,035 gross leases less same day modifications and cancellations with an average origination value of $413 for the comparable period last year. Total lease revenues for the three months ended March 31, 2019 were $21,784,779 compared to $14,161,578 for the three months ended March 31, 2018, representing an increase of $7,955,301, or 53.8%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2019 was $15,842,946 compared to $10,741,509 for the three months ended March 31, 2018, representing an increase of $5,101,437, or 47.5%. Cost of lease revenue and merchandise sold for the three months ended March 31, 2019 is comprised of depreciation expense on lease merchandise of $15,277,939 and the net book value of merchandise sold of $565,007. Cost of lease revenue and merchandise sold for the three months ended March 31, 2018 is comprised of depreciation expense on lease merchandise of $10,407,746 and the net book value of merchandise sold of $333,763. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the three months ended March 31, 2019 was $848,546 compared to $1,168,950 in the three months ended March 31, 2018, a decrease of $320,404, or 27.4%. The Company strategically curtailed marketing expenditures in its digital and TV channels in an effort to reduce acquisition cost.

Salaries and benefits in the three months ended March 31, 2019 was $1,758,087 compared to $2,179,376 in the three months ended March 31, 2018, a decrease of $421,289, or 19.3%. Head count reduction that took place in the 4th quarter of 2018 and more time was spent on internally developed software are the drivers for the decrease in salaries and benefits expenses.

Other operating expenses for the three months ended March 31, 2019 and 2018 included the following:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Amortization and depreciation	$524,703	$435,674
Computer and internet expenses	350,740	363,206
Legal and professional fees	323,349	245,976
Merchant bank fees	445,816	318,690
Stock compensation expense	25,529	49,702
Customer verification expenses	422,928	235,081
Other	503,217	390,609
Total	$2,596,282	$2,038,938

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

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash of $2,647,056 compared to $1,798,217 at the same date in 2018.

As of March 31, 2019, the Company had accounts receivable of $12,579,684 offset by an allowance for doubtful accounts of $6,069,346, resulting in net accounts receivable of $6,510,338. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

Pursuant to amendments to the Credit Agreement entered into prior to the Offering, upon consummation of the Offering the Commitment Termination Date (as defined in the Credit Agreement) was extended to June 30, 2019, which date was subsequently extended to February 28, 2021.

On January 25, 2019, FlexShopper, LLC entered into a letter agreement with 122 Partners, LLC (the lender), pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of principal and accrued interest under the January Note is due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $466,654 for the three months ended March 31, 2019 and primarily consisted of lease merchandise acquired partially offset by the net income for the period.

Net cash used in operating activities was $2,023,358 for the three months ended March 31, 2018 primarily due to the net loss for the period.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $553,184 comprised of $6,140 for the purchase of property and equipment and $547,044 for capitalized software costs.

For the three months ended March 31, 2018, net cash used in investing activities was $307,340, comprised of $9,514 for the purchase of property and equipment and $297,826 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $2,474,316 for the three months ended March 31, 2019 due to loan repayments on the Credit Agreement of $6,665,989 partially offset by $2,940,000 of funds drawn on the Promissory Notes and $1,241,328 of funds drawn on the Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2019.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or results of operations. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

ITEM 1A. RISK FACTORS:

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On March 31, 2019, the Company issued a warrant exercisable for 40,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. The warrants are exercisable immediately at a price of $1.25 per share and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES:

Not applicable.

ITEM 5. OTHER INFORMATION:

Not applicable.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
10.1	Commitment Letter, dated January 25, 2019, issued by FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
10.2	Office Lease, dated January 29, 2019, between FlexShopper, LLC and Mainstreet CV North 40, LLC (previously filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
10.3	Consulting Agreement, dated February 19, 2019, between the Company and XLR8 Capital Partners LLC (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
10.4	Commitment Letter and Subordinated Promissory Note, dated February 19, 2019, issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
10.5	Non-Employee Director Compensation Policy*+
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 7, 2019	By:	/s/ Brad Bernstein
Brad Bernstein
President and Principal Executive Officer

Date: May 7, 2019	By:	/s/ Russ Heiser
Russ Heiser
Chief Financial Officer