Form 10-Q
period 2019-06-30
FlexShopper, Inc.
filed 2019-08-12
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-37945

FlexShopper, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Yamato Road, Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

(855) 353-9289
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FPAY	The Nasdaq Stock Market LLC
Warrants, each to purchase one share of Common Stock	FPAYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company ☒
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

As of August 12, 2019, the issuer had a total of 17,666,193 shares of common stock outstanding.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain information set forth in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the “safe harbor” created by that section. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” “strategy,” “future,” “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding the expansion of our lease-to-own program, expectations concerning our partnerships with retail partners, investments in, and the success of, our underwriting technology and risk analytics platform, our ability to collect payments due from customers, expected future operating results, and expectations concerning our business strategy.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information; and

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2018.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise, except as may be required under federal securities law. We anticipate that subsequent events and developments will cause our views to change. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,791,829	$6,141,210
Accounts receivable, net	6,897,421	6,375,963
Prepaid expenses	517,139	317,160
Lease merchandise, net	24,425,167	32,364,697
Total current assets	34,631,556	45,199,030

PROPERTY AND EQUIPMENT, net	5,266,219	3,336,664

OTHER ASSETS, net	129,884	90,621
	$40,027,659	$48,626,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $0 at 2019 and $167,483 at 2018 of unamortized issuance costs	$-	$14,252,717
Accounts payable	2,571,890	8,317,216
Accrued payroll and related taxes	364,659	393,095
Promissory notes to related parties net of $13,333 at 2019 and $0 at 2018 of unamortized issuance costs	1,053,114	1,814,771
Accrued expenses	799,468	1,335,505
Lease liability - current portion	224,998	-
Total current liabilities	5,014,129	26,113,304

Loan payable under credit agreement to beneficial shareholder net of $226,963 at 2019 and $164,752 at 2018 of unamortized issuance costs and current portion	20,480,678	14,020,335
Promissory notes to related parties net of $33,103 at 2019 and $0 at 2018 of unamortized issuance costs and current portion	3,716,896	-
Lease liabilities less current portion	1,734,564	-
Total liabilities	30,946,267	40,133,639

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 171,191 shares at 2019 and 239,405 shares at 2018 at $5.00 stated value	855,955	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 17,666,193 shares at 2019 and 17,579,870 shares at 2018	1,767	1,758
Additional paid in capital	34,810,668	34,074,488
Accumulated deficit	(48,538,998)	(48,732,595)
Total stockholders’ equity	9,081,392	8,492,676
	$40,027,659	$48,626,315

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenues:
Lease revenues and fees, net	$19,901,156	$13,104,990	$41,685,935	$27,266,568
Lease merchandise sold	763,184	487,830	1,709,802	1,102,348
Total revenues	20,664,340	13,592,820	43,395,737	28,368,916

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	14,260,308	8,987,412	29,538,247	19,395,158
Cost of lease merchandise sold	498,838	324,705	1,063,845	658,468
Marketing	314,229	1,260,237	1,162,775	2,429,187
Salaries and benefits	2,037,081	2,031,788	3,795,168	4,211,164
Operating expenses	2,841,846	1,918,246	5,438,128	3,957,184
Total costs and expenses	19,952,302	14,522,388	40,998,163	30,651,161

Operating income/(loss)	712,038	(929,568)	2,397,574	(2,282,245)

Interest expense including amortization of debt issuance costs	1,021,984	1,045,338	2,203,977	1,979,005
Net income/(loss)	(309,946)	(1,974,906)	193,597	(4,261,250)

Dividends on Series 2 Convertible Preferred Shares	609,282	604,824	1,218,450	1,208,504
Net loss attributable to common shareholders	$(919,228)	$(2,579,730)	$(1,024,853)	$(5,469,754)

Basic and diluted (loss) per common share:
Net loss	$(0.05)	$(0.48)	$(0.06)	$(1.03)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	17,666,193	5,368,390	17,658,562	5,331,445

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2019 and 2018

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,074,488	$(48,732,595)	$8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	25,529	-	25,529
Refund of costs related to equity raise	-	-	-	-	-	-	13,147	-	13,147
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	11,200	-	11,200
Net income	-	-	-	-	-	-		503,543	503,543
Balance, March 31, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,465,425	$(48,229,052)	$9,046,095
Provision for compensation expense related to stock options	-	-	-	-	-	-	303,243	-	303,243
Refund of costs related to equity raise	-	-	-	-	-	-	10,000	-	10,000
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	-		(309,946)	(309,946)
Balance, June 30, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,810,668	$(48,538,998)	$9,081,392

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912
Provision for compensation expense related to stock options	-	-	-	-	-	-	49,702	-	49,702
Net loss	-	-	-	-	-	-		(2,286,344)	(2,286,344)
Balance, March 31, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,495,393	$(41,557,677)	$4,087,270
Provision for compensation expense related to stock options	-	-	-	-	-	-	22,779	-	22,779
Warrants issued in connection with amended credit agreement and subsequent issuance of common stock upon exercise of the warrants	-	-	-	-	175,000	18	523,232	-	523,250
Net loss	-	-	-	-	-	-		(1,974,906)	(1,974,906)
Balance, June 30, 2018	239,405	$1,197,025	21,952	$21,952,000	5,469,501	$547	$23,041,404	$(43,532,583)	$2,658,393

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2019 and 2018

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$193,597	$(4,261,250)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and impairment of lease merchandise	29,538,247	19,395,158
Other depreciation and amortization	1,237,143	1,191,510
Compensation expense related to issuance of stock options and warrants	371,972	72,481
Provision for doubtful accounts	15,774,830	10,658,805
Changes in operating assets and liabilities:
Accounts receivable	(16,296,288)	(10,504,020)
Prepaid expenses and other	(198,666)	(60,167)
Lease merchandise	(21,598,717)	(15,786,419)
Security deposits	(40,801)	-
Accounts payable	(5,745,326)	(3,188,174)
Accrued payroll and related taxes	(28,436)	(38,832)
Accrued expenses	(511,712)	108,198
Net cash used in operating activities	(2,695,843)	(2,412,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,105,122)	(1,021,551)
Net cash used in investing activities	(1,105,122)	(1,021,551)

CASH FLOWS FROM FINANCING ACTIVITIES
Refund of equity issuance related costs	23,147	-
Proceeds from exercise of warrants	-	1,750
Proceeds from promissory notes, net of fees	3,440,000	3,465,000
Repayment of promissory note	(500,000)	-
Proceeds from loan payable under credit agreement	1,358,343	3,550,000
Repayment of loan payable under credit agreement	(9,255,988)	(6,420,852)
Repayment of installment loan	(5,604)	(5,604)
Debt issuance related costs	-	(69,000)
Net cash (used in) provided by financing activities	(4,940,102)	521,294

DECREASE IN CASH	(3,349,381)	(2,912,967)

CASH, beginning of period	6,141,210	4,968,915

CASH, end of period	$2,791,829	$2,055,948

Supplemental cash flow information:
Interest paid	$1,936,218	$1,422,484
Non-cash financing activities:
Conversion of preferred stock to common stock	$341,070	-

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the six months ended June 30, 2019 and 2018

(Unaudited)

1. BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The consolidated balance sheet as of December 31, 2018 contained herein has been derived from audited financial statements.

2. BUSINESS

FlexShopper, Inc. (“FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006. The Company owns 100% of FlexShopper, LLC, a North Carolina limited liability company, which in turns owns 100% of FlexShopper 1, LLC and FlexShopper 2, LLC. The Company is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC provides through e-commerce sites of durable goods to consumers, including customers of third-party retailers and e-tailers, on a lease-to-own (“LTO”) basis.

To date, funds derived from the sale of FlexShopper’s common stock, warrants, Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock and the Company’s ability to borrow both funds against the lease portfolio and from promissory notes have provided the liquidity and capital resources necessary to fund its operations. Management believes that liquidity needs for future growth for at least the next 12 months can be met by cash flow from operations generated by the existing portfolio and/or additional borrowings against the Credit Agreement (see Note 7).

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks, for ownership. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or monthly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Accounts receivable	$17,049,965	$10,130,269
Allowance for doubtful accounts	(10,152,544)	(3,754,306)
Accounts receivable, net	$6,897,421	$6,375,963

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $4,346,498 and $9,376,402 for the three and six months ended June 30, 2019, respectively, and $3,013,914 and $7,442,190 for the three and six months ended June 30, 2018, respectively.

	June 30, 2019	December 31, 2018
Beginning balance	$3,754,306	$2,139,765
Provision for write-offs	15,774,640	23,239,189
Accounts written off	(9,376,402)	(21,624,648)
Ending balance	$10,152,544	$3,754,306

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

The net leased merchandise balances consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Lease merchandise at cost	$45,325,064	$48,893,012
Accumulated depreciation	(18,353,830)	(14,338,295)
Impairment reserve	(2,546,067)	(2,190,020)
Lease merchandise, net	$24,425,167	$32,364,697

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of purchase.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $50,431 and $105,271 for the three and six months ended June 30, 2019, respectively, and $139,903 and $258,307 for the three and six months ended June 30, 2018, respectively.

Debt issuance costs of $35,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 29, 2018 and January 30, 2018 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $21,000 and $35,000 for the three and six months ended June 30, 2018, respectively.

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 25, 2019 and February 19, 2019 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $8,138 and $13,563 for the three and six months ended June 30, 2019, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $513,645 and $1,060,689 for the three and six months ended June 30, 2019, respectively, and $709,561 and $1,007,387 for the three and six months ended June 30, 2018, respectively. The Company wrote off $102,332 of capitalized development costs in the 2nd quarter of 2019.

Operating Expenses - Operating expenses include corporate overhead expenses such as salaries, stock-based compensation, insurance, occupancy, and other administrative expenses.

Marketing Costs - Marketing costs, primarily consisting of advertising, are charged to expense as incurred. Direct acquisition costs, primarily consisting of commissions earned based on lease originations, are capitalized and amortized over the life of the lease.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table for 2019 reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s September 2018 equity offering.

	Six Months ended
	June 30,
	2019	2018
Series 1 Convertible Preferred Stock	216,637	145,197
Series 2 Convertible Preferred Stock	5,639,745	2,710,124
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	112,785	54,217
Common Stock Options	1,909,151	426,400
Common Stock Warrants	7,342,489	377,303
	15,220,807	3,713,241

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2019, and 2018, the Company had not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02, Leases, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company has determined that the new standard will not materially impact the timing of revenue recognition. The new standard resulted in the Company classifying bad debt expense incurred as a reduction of lease revenue and fees within the consolidated statements of earnings including retrospective presentation of prior year financial information. As a result of the change in presentation, the breakout of lease revenues and fees, net of lessor bad debt expense, that ties the consolidated statements of operations is shown below:

	Six Months ended
	June 30,
	2019	2018
Lease revenues and fees	$57,460,765	$37,925,373
Provision for doubtful accounts	15,774,830	10,658,805
Lease revenues and fees, net of lessor bad debt expense	$41,685,935	$27,266,568

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

4. LEASES

Lessor Information - Refer to Note 3 to these condensed consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

Lessee Information - As a lessee, the Company leases retail, call center and corporate space under operating leases expiring at various times through 2028. At January 1, 2019, the Company recognized $191,001 of operating lease assets and $191,001 of operating lease liabilities as a result of adopting ASU 2016-02.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheet beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities at June 30, 2019, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	June 30, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$1,941,203
Total Lease Assets		$1,941,203

Liabilities
Operating Lease Liability	Current Operating Lease Liabilities	$224,998
Operating Lease Liability	Long Term Operating Lease Liabilities	1,734,564
Total Lease Liabilities		$1,959,562

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.50%	9

Upon adoption of ASU 2016-02, discount rates for existing operating leases were established as of January 1, 2019. The discount rate for the new operating lease related to 901 Yamato Road, Boca Raton, FL was established as of June 1, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. The Company’s total operating lease expenses all relate to operating lease costs and amounted to $101,668 and $166,459 for the three and six months ended June 30, 2019, respectively.

Supplemental cash flow information related to operating leases is as follows:

Six months ended June 30, 2019
Cash payments for operating leases	$133,200
New operating lease asset obtained in exchange for operating lease liabilities	$1,869,287

The new operating lease asset obtained in exchange for operating lease liabilities, as shown above, does not include the $14,900 of direct costs associated with the new operating lease capitalized as part of the right-of-use asset.

Below is a summary of undiscounted operating lease liabilities as of June 30, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2019	$31,464
2020	303,681
2021	416,998
2022	407,450
2023	419,674
2024 and thereafter	2,048,092
Total undiscounted cash flows	3,627,359
Less: interest	(1,667,797)
Present value of lease liabilities	$1,959,562

The Company entered into an office lease in January 2019. The lease commenced in June 2019, at which time the Company recognized the operating lease asset and liability. The Company pays a base monthly rent of $31,532 with payments increasing by 3% on each yearly anniversary of the commencement date. The initial lease term is for 9 years with the Company having a one-time option to extend for 5 years.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2019	December 31, 2018
Furniture, fixtures and vehicle	2-5 years	$93,893	$155,165
Website and internal use software	3 years	9,056,840	8,098,483
Computers and software	3-7 years	544,411	704,407
		9,695,144	8,958,055
Less: accumulated depreciation and amortization		(6,370,128)	(5,621,391)
Right of use assets, net		1,941,203	-
		$5,266,219	$3,336,664

Depreciation and amortization expense were $592,836 and $461,761 for the three months ended June 30, 2019 and 2018, respectively, and $1,116,770 and $896,666 for the six months ended June 30, 2019 and 2018, respectively.

6. PROMISSORY NOTES

January 2018 Notes – In January 2018, FlexShopper, LLC entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 (see Note 7) computed on the basis of a 360-day year, which equaled 18.39% at June 30, 2019.

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

Prior to Mr. Heiser’s Note maturity date, the Company paid down the entire principal and interest balance on June 28, 2019 in the amount of $507,339. NRNS amended and restated the NRNS Note such that the maturity date of the revised Note was set at June 30, 2021. In addition, the Company drew $500,000 on the Note held by NRNS on June 28, 2019. As of June 30, 2019, $1,769,030 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a letter agreement with 122 Partners, LLC (the lender), pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of principal and accrued interest under the January Note is due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 18.39% at June 30, 2019. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of June 30, 2019, $1,015,451 of principal and accrued and unpaid interest was outstanding on the January Note.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 18.39% at June 30, 2019. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of June 30, 2019, $2,031,965 of principal and accrued and unpaid interest was outstanding on the February Note.

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. At June 30, 2019, amounts borrowed bear interest at 13.39%.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at June 30, 2019, follows:

	June 30, 2019
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$9,081,391
Unrestricted Cash greater than	1,500,000	2,791,829
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	2.81

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

Availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Interest expense incurred under the Credit Agreement amounted to $735,619 and $1,689,529 for the three and six months ended June 30, 2019, respectively, and $716,272 and $1,414,224 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the outstanding balance under the Credit Agreement was $20,707,641. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $226,963. The Company borrowed $117,015 and subsequently repaid $2,590,000 in the second quarter of 2019 as a result of the pay down of the seasonal advance. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to February 28, 2021, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at June 30, 2019.

8. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

Preferred Stock

The Company is authorized to issue 500,000 shares of preferred stock, par value $0.001 per share. Of this amount, 250,000 shares have been designated as Series 1 Convertible Preferred Stock and 25,000 shares have been designated as Series 2 Convertible Preferred Stock. The Company’s Board of Directors has the right to determine the rights and preferences of any future designation of the Company’s preferred stock, subject to the terms of the Series 1 and Series 2 Convertible Preferred Stock.

●	Series 1 Convertible Preferred Stock - Series 1 Convertible Preferred Stock ranks senior to common stock.

As of June 30, 2019, each share of Series 1 Convertible Preferred Stock was convertible into 1.26547 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

68,214 shares of Series 1 Convertible Preferred Stock were converted into 86,323 shares of common stock during the six months ended June 30, 2019. As of June 30, 2019, there were 171,191 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 216,637 shares of common stock.

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

Shares of Series 2 Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of June 30, 2019 totaled approximately $7,173,651. As of June 30, 2019, each share of Series 2 Preferred Stock was convertible into approximately 257 shares of common stock; provided the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock entitles the holder to one vote at all stockholder meetings. The common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

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

As part of a consulting agreement with XLR8 Capital Partners LLC (the “Consultant”), an entity of which the Company’s Chairman is manager, the Company agreed to issue 40,000 warrants to the Consultant monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. As of June 30, 2019, the Company recorded an expense of $43,200 based on a weighted average valuation of $0.27 per warrant as determined by the fair market value of the Company’s warrants that are actively traded and listed on the Nasdaq Capital Market under the symbol “FPAYW”.

Grant	Warrants	Expense	Valuation
Date	Granted	Recorded	Per Warrant
March 31, 2019	40,000	$11,200	$0.28
April 30, 2019	40,000	$10,000	$0.25
May 31, 2019	40,000	$10,000	$0.25
June 30, 2019	40,000	$12,000	$0.30

	160,000	$43,200	$0.27

The following table summarizes information about outstanding stock warrants as of June 30, 2019, all of which are exercisable:

	Common	Series 2 Preferred	Weighted Average
Exercise	Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$10.00	200,001		1 years
$5.50	177,304		2 years
$1.25	6,965,184		4 years
$1,250	-	439	4 years
	7,342,489	439

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

On February 21, 2019, the Company’s Board of Directors approved Amendment No. 1 to the 2018 Plan, subject to stockholder approval. On May 2, 2019, the Company’s stockholders approved the 2018 Plan Amendment that increased (a) the total number of shares available for issuance under the 2018 Plan by 1,000,000 shares and (b) the number of shares available for issuance as “incentive stock options” within the meaning of Internal Revenue Code Section 422 by 1,000,000 shares.

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

Activity in stock options for the six months ended June 30, 2019 follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2019	620,900	$3.75
Granted	1,334,851	0.85
Forfeited	(21,600)	1.35		855
Expired	(25,000)	6.20
Outstanding at June 30, 2019	1,909,151	$1.72	9.12	$379,582
Vested and exercisable at June 30, 2019	742,434	$2.76	8.34	$-

The weighted average grant date fair value of options granted during the six-month period ended June 30, 2019 was $0.52 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

Exercise price	$0.85
Expected life	6.8 years
Expected volatility	63%
Dividend yield	0%
Risk-free interest rate	2.40%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $303,243 and $328,772 for the three and six months ended June 30, 2019, respectively, and $22,779 and $72,481 for the three and six months ended June 30, 2018, respectively. Unrecognized compensation cost related to non-vested options at June 30, 2019 amounted to approximately $548,396, which is expected to be recognized over a weighted average period of 1.14 years.

10. INCOME TAXES

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $75,400,000 and state net operating loss carryforwards of approximately $18,600,000 available to offset future taxable income which expire from 2024 to 2037. Losses incurred after January 1, 2018 do not expire.

Management believes that the federal and state deferred tax asset as of December 31, 2018 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the tax asset.

11. SUBSEQUENT EVENTS

On July 2, 2019, the Company received notification with regard to the Company regaining compliance with The Nasdaq Stock Market listing requirements relating to satisfying the minimum $1.00 bid price.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Accounts receivable	$17,049,965	$10,130,269
Allowance for doubtful accounts	(10,152,544)	(3,754,306)
Accounts receivable, net	$6,897,421	$6,375,963

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $5,029,904 and $9,376,592 for the three and six months ended June 30, 2019, respectively, and $3,013,914 and $7,442,190 for the three and six months ended June 30, 2018, respectively.

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

Key performance metrics for the three months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
	2019	2018	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$28,331,042	$18,588,477	$9,742,565	52.4
Lease merchandise sold	763,184	487,830	275,354	56.4
Gross Revenue	29,094,226	19,076,307	10,017,919	52.5
Provision for doubtful accounts and revenue adjustments	(8,429,886)	(5,483,487)	(2,946,399)	53.7
Net revenues	20,664,340	13,592,820	7,071,520	52.0
Cost of merchandise sold	(498,838)	(324,705)	(174,133)	53.6
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(14,260,308)	(8,987,412)	(5,272,896)	58.7
Gross Profit	$5,905,194	$4,280,703	$1,624,491	37.9
Gross profit margin	29%	32%

	Three months ended June 30,
	2019	2018		$ Change	% Change
Adjusted EBITDA:
Net income/(loss)	$(309,946)	$(1,974,906)		$1,664,960	84.3
Amortization of debt costs	58,569	160,903		(102,334)	(63.6)
Other amortization and depreciation	593,605	462,530		131,075	28.3
Interest expense	963,415	884,435		78,980	8.9
Stock compensation	303,243	22,779		280,464	1,231.2
Non-recurring product/infrastructure expenses	134,814	-		134,814	-
Adjusted EBITDA	$1,743,699	$(444,259	)*	$2,187,958	-

*	Represents loss

Key performance metrics for the six months ended June 30, 2019 and 2018 are as follows:

	Six months ended June 30,
	2019	2018	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$57,460,765	$37,925,373	$19,535,392	51.5
Lease merchandise sold	1,709,802	1,102,348	607,454	55.1
Gross Revenue	59,170,567	39,027,721	20,142,846	51.6
Provision for doubtful accounts and revenue adjustments	(15,774,830)	(10,658,805)	(5,116,025)	48.0
Net revenues	43,395,737	28,368,916	15,026,821	53.0
Cost of merchandise sold	(1,063,845)	(658,468)	(405,377)	61.6
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(29,538,247)	(19,395,158)	(10,143,089)	52.3
Gross Profit	$12,793,645	$8,315,290	$4,478,355	53.9
Gross profit margin	30%	30%

	Six months ended June 30,
	2019	2018		$ Change	% Change
Adjusted EBITDA:
Net income/(loss)	$193,597	$(4,261,250)		$4,454,847	-
Amortization of debt costs	118,834	293,307		(174,473)	(59.5)
Other amortization and depreciation	1,118,308	898,204		220,104	24.5
Interest expense	2,085,143	1,685,698		399,445	23.7
Stock compensation	328,772	72,481		256,291	353.6
Non recurring product/infrastructure expenses	227,111	-		227,111	-
Adjusted EBITDA	$4,071,765	$(1,311,560	)*	$5,156,214	-

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table details operating results for the three months ended June 30, 2019 and 2018:

	2019	2018	$ Change	% Change

Gross lease revenues and fees	$28,331,042	$18,588,477	$9,742,565	52.4
Provision for doubtful accounts	8,429,886	5,483,487	2,946,399	53.7
Lease revenues and fees, net of bad debt expense	19,901,156	13,104,990	6,796,166	51.9
Lease merchandise sold	763,184	487,830	275,354	56.4
Total revenues	20,664,340	13,592,820	7,071,520	52.0
Cost of lease revenue and merchandise sold	14,759,146	9,312,117	5,447,029	58.5
Marketing	314,229	1,260,237	(946,008)	(75.1)
Salaries and benefits	2,037,081	2,031,788	5,293	0.3
Other operating expenses	2,841,846	1,918,246	923,600	48.1
Operating income/(loss)	712,038	(929,568)	1,641,606	-
Interest expense	1,021,984	1,045,338	(23,354)	(2.2)
Net loss	$(309,946)	$(1,974,906)	$1,664,960	84.3

FlexShopper originated 29,252 gross leases less same day modifications and cancellations with an average origination value of $452 for the three months ended June 30, 2019 compared to 23,474 gross leases less same day modifications and cancellations with an average origination value of $393 for the comparable period last year. Total lease revenues for the three months ended June 30, 2019 were $19,901,156 compared to $13,104,990 for the three months ended June 30, 2018, representing an increase of $6,796,166, or 51.9%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2019 was $14,759,146 compared to $9,312,117 for the three months ended June 30, 2018, representing an increase of $5,447,029, or 58.5%. Cost of lease revenue and merchandise sold for the three months ended June 30, 2019 is comprised of depreciation expense on lease merchandise of $14,260,308 and the net book value of merchandise sold of $498,838. Cost of lease revenue and merchandise sold for the three months ended June 30, 2018 is comprised of depreciation expense on lease merchandise of $8,987,412 and the net book value of merchandise sold of $324,705. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the three months ended June 30, 2019 was $314,229 compared to $1,260,237 in the three months ended June 30, 2018, a decrease of $946,008, or 75.1%. The Company strategically curtailed marketing expenditures in its digital and TV channels in an effort to reduce customer acquisition cost.

Salaries and benefits in the three months ended June 30, 2019 was $2,037,081 compared to $2,031,788 in the three months ended June 30, 2018, an increase of $5,293, or 0.3%.

Other operating expenses for the three months ended June 30, 2019 and 2018 included the following:

	2019	2018
Amortization and depreciation	$593,605	$462,530
Computer and internet expenses	422,338	317,834
Legal and professional fees	295,835	156,293
Merchant bank fees	482,250	315,794
Stock compensation expense	303,243	22,779
Customer verification expenses	274,515	264,867
Other	470,060	378,149
Total	$2,841,846	$1,918,246

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table details operating results for the six months ended June 30, 2019 and 2018:

	2019	2018	$ Change	% Change

Gross lease revenues and fees	$57,460,765	$37,925,373	$19,535,392	51.5
Provision for doubtful accounts	15,774,830	10,658,805	5,116,025	48.0
Lease revenues and fees, net of bad debt expense	41,685,935	27,266,568	14,419,367	52.8
Lease merchandise sold	1,709,802	1,102,348	607,454	55.1
Total revenues	43,395,737	28,368,916	15,026,821	53.0
Cost of lease revenue and merchandise sold	30,602,092	20,053,626	10,548,466	52.6
Marketing	1,162,775	2,429,187	(1,266,412)	(52.1)
Salaries and benefits	3,795,168	4,211,164	(415,996)	(9.9)
Other operating expenses	5,438,128	3,957,184	1,480,943	37.4
Operating income/(loss)	2,397,574	(2,282,245)	4,679,820	-
Interest expense	2,203,977	1,979,005	224,972	11.4
Net income/(loss)	$193,597	$(4,261,250)	$4,454,848	-

FlexShopper originated 59,245 gross leases less same day modifications and cancellations with an average origination value of $467 for the six months ended June 30, 2019 compared to 45,517 gross leases less same day modifications and cancellations with an average origination value of $404 for the comparable period last year. Total lease revenues for the six months ended June 30, 2019 were $41,685,935 compared to $27,266,568 for the six months ended June 30, 2018, representing an increase of $14,419,367, or 52.8%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the six months ended June 30, 2019 was $30,602,092 compared to $20,053,626 for the six months ended June 30, 2018, representing an increase of $10,548,466, or 52.6%. Cost of lease revenue and merchandise sold for the six months ended June 30, 2019 is comprised of depreciation expense on lease merchandise of $29,538,247 and the net book value of merchandise sold of $1,063,845. Cost of lease revenue and merchandise sold for the six months ended June 30, 2018 is comprised of depreciation expense on lease merchandise of $19,395,158 and the net book value of merchandise sold of $658,468. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the six months ended June 30, 2019 was $1,162,775 compared to $2,429,187 in the six months ended June 30, 2018, a decrease of $1,266,412, or 52.1%. The Company strategically curtailed marketing expenditures in its digital and TV channels in an effort to reduce customer acquisition cost.

Salaries and benefits in the six months ended June 30, 2019 was $3,795,168 compared to $4,211,164 in the six months ended June 30, 2018, a decrease of $415,996, or 9.9%. Head count reduction that took place in the fourth quarter of 2018 and further development of internally developed software are the drivers for the decrease in salaries and benefits expenses.

Other operating expenses for the six months ended June 30, 2019 and 2018 included the following:

	2019	2018
Amortization and depreciation	$1,118,308	$898,204
Computer and internet expenses	773,078	681,040
Legal and professional fees	619,184	402,268
Merchant bank fees	928,066	634,484
Stock compensation expense	328,772	72,481
Customer verification expenses	697,443	499,948
Other	973,277	768,759
Total	$5,438,128	$3,957,184

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

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash of $2,791,829 compared to $2,055,948 at the same date in 2018. As of December 31, 2018, the Company had cash of $6,141,210. The decrease in cash from December 31, 2018, was primarily due to the paydown of the holiday advance on the Credit Agreement and lease merchandise acquired.

As of June 30, 2019, the Company had accounts receivable of $17,049,965 offset by an allowance for doubtful accounts of $10,152,544, resulting in net accounts receivable of $6,897,421. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

Pursuant to amendments to the Credit Agreement entered into prior to the Offering, upon consummation of the Offering, the Commitment Termination Date (as defined in the Credit Agreement) was extended to June 30, 2019, which date was subsequently extended to February 28, 2021.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $2,695,843 for the six months ended June 30, 2019 and primarily consisted of lease merchandise acquired partially offset by the net income for the period.

Net cash used in operating activities was $2,412,710 for the six months ended June 30, 2018 and was primarily due to the net loss for the period.

Cash Flows from Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $1,105,122 comprised of $44,433 for the purchase of property and equipment and $1,060,689 for capitalized software costs.

For the six months ended June 30, 2018, net cash used in investing activities was $1,021,551, comprised of $14,164 for the purchase of property and equipment and $1,007,387 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $4,940,102 for the six months ended June 30, 2019 due to loan repayments on the Credit Agreement of $9,255,988 partially offset by $2,940,000 of funds drawn on the Promissory Notes and $1,358,343 of funds drawn on the Credit Agreement.

Net cash provided by financing activities was $521,294 for the six months ended June 30, 2018 due to $3,465,000 of funds drawn on the Promissory Notes and $3,550,000 of funds drawn on the Credit Agreement, partially offset by loan repayments on the Credit Agreement of $6,420,852 and debt issuance related costs of $69,000.

Capital Resources

To date, funds derived from the sale of FlexShopper’s common stock, warrants, Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock and the Company’s ability to borrow funds against the lease portfolio have provided the liquidity and capital resources necessary to fund its operations.

Management believes that liquidity needs for future growth through at least the next 12 months can be met by cash flow from operations generated by the existing portfolio and/or additional borrowings against the Credit Agreement (see Note 7).

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2019.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or results of operations. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of June 30, 2019, the Company has issued warrants exercisable for 160,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. The warrants are exercisable immediately at a price of $1.25 per share and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Warrants
Grant Date	Granted
March 31, 2019	40,000
April 30, 2019	40,000
May 31, 2019	40,000
June 30, 2019	40,000
160,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 6, 2019, Ravi Radhakrishnan resigned as the Chief Risk Officer of the Company effective August 23, 2019. Mr. Radhakrishnan’s resignation is due to the decision of his family to relocate to the Northeastern United States for personal reasons.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
10.1	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2019 and incorporated herein by reference)
10.2	Amendment No. 1 to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 25, 2019 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema *
101.SCH	Document, XBRL Taxonomy Extension *
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition *
101.DEF	Linkbase, XBRL Taxonomy Extension Labels *
101.LAB	Linkbase, XBRL Taxonomy Extension *
101.PRE	Presentation Linkbase *

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 12, 2019	By:	/s/ Brad Bernstein
Brad Bernstein
Chief Executive Officer and President (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)