Form 10-Q
period 2019-09-30
FlexShopper, Inc.
filed 2019-11-04
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-37945

FlexShopper, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5456087
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Yamato Road, Suite 260, Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

(855) 353-9289
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FPAY	The Nasdaq Stock Market LLC
Warrants, each to purchase one share of Common Stock	FPAYW	The Nasdaq Stock Market LLC

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

As of November 4, 2019, the issuer had a total of 17,666,193 shares of common stock outstanding.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,172,362	$6,141,210
Accounts receivable, net	7,976,580	6,375,963
Prepaid expenses	609,605	317,160
Lease merchandise, net	24,341,616	32,364,697
Total current assets	36,100,163	45,199,030

PROPERTY AND EQUIPMENT, net	5,271,812	3,336,664

OTHER ASSETS, net	86,980	90,621
	$41,458,955	$48,626,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder net of $0 at 2019 and $167,483 at 2018 of unamortized issuance costs	$-	$14,252,717
Accounts payable	2,660,561	8,317,216
Accrued payroll and related taxes	232,086	393,095
Promissory notes to related parties net of $9,333 at 2019 and $0 at 2018 of unamortized issuance costs, including accrued interest	1,062,810	1,814,771
Accrued expenses	886,028	1,335,505
Lease liability - current portion	121,858	-
Total current liabilities	4,963,343	26,113,304

Loan payable under credit agreement to beneficial shareholder net of $367,346 at 2019 and $164,752 at 2018 of unamortized issuance costs and current portion	20,233,281	14,020,335
Promissory notes to related parties net of $28,966 at 2019 and $0 at 2018 of unamortized issuance costs and current portion	3,721,034	-
Lease liabilities less current portion	1,913,171	-
Total liabilities	30,830,829	40,133,639

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 171,191 shares at 2019 and 239,405 shares at 2018 at $5.00 stated value	855,955	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 17,666,193 shares at 2019 and 17,579,870 shares at 2018	1,767	1,758
Additional paid in capital	34,969,420	34,074,488
Accumulated deficit	(47,151,016)	(48,732,595)
Total stockholders’ equity	10,628,126	8,492,676
	$41,458,955	$48,626,315

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenues:
Lease revenues and fees, net	$22,267,261	$14,609,409	$63,953,196	$41,875,977
Lease merchandise sold	665,074	490,208	2,374,876	1,592,556
Total revenues	22,932,335	15,099,617	66,328,072	43,468,533

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	14,248,969	10,289,709	43,787,216	29,684,867
Cost of lease merchandise sold	457,399	349,209	1,521,244	1,007,677
Marketing	868,452	1,596,322	2,031,227	4,025,509
Salaries and benefits	2,189,629	2,186,835	5,984,797	6,397,999
Operating expenses	2,718,110	2,206,496	8,156,238	6,163,680
Total costs and expenses	20,482,559	16,628,571	61,480,722	47,279,732

Operating income/(loss)	2,449,776	(1,528,954)	4,847,350	(3,811,199)

Loss on extinguishment of debt	-	126,622	-	126,622
Interest expense including amortization of debt issuance costs	1,061,794	1,061,827	3,265,771	3,040,832
Net income/(loss)	1,387,982	(2,717,403)	1,581,579	(6,978,653)

Dividends on Series 2 Convertible Preferred Shares	609,717	609,168	1,828,167	1,817,672
Net income/(loss) attributable to common shareholders	$778,265	$(3,326,571)	$(246,588)	$(8,796,325)

Basic and diluted (loss) per common share:
Basic	$0.04	$(0.56)	$(0.01)	$(1.59)
Diluted	$0.04	$(0.56)	$(0.01)	$(1.59)

WEIGHTED AVERAGE COMMON SHARES:
Basic	17,666,193	5,950,161	17,661,134	5,539,815
Diluted	19,798,386	5,950,161	17,661,134	5,539,815

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2019 and 2018

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,074,488	$(48,732,595)	$8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	328,772	-	328,772
Refund of costs related to equity raise	-	-	-	-	-	-	23,147	-	23,147
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	43,200	-	43,200
Net income	-	-	-	-	-	-		193,597	193,597
Balance, June 30, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,810,668	$(48,538,998)	$9,081,392
Provision for compensation expense related to stock options	-	-	-	-	-	-	117,133	-	117,133
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	41,619	-	41,619
Net income	-	-	-	-	-	-		1,387,982	1,387,982
Balance, September 30, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,969,420	$(47,151,016)	$10,628,126

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912
Provision for compensation expense related to stock options	-	-	-	-	-	-	72,481	-	72,481
Warrants issued in connection with amended credit agreement and subsequent issuance of common stock upon exercise of the warrants	-	-	-	-	175,000	18	523,232	-	523,250
Net loss	-	-	-	-	-	-		(4,261,250)	(4,261,250)
Balance, June 30, 2018	239,405	$1,197,025	21,952	$21,952,000	5,469,501	$547	$23,041,404	$(43,532,583)	$2,658,393
Provision for compensation expense related to stock options	-	-	-	-	-	-	28,544	-	28,544
Issuance of shares and warrants in connection with equity raise	-	-	-	-	10,000,000	1,000	10,006,500	-	10,007,500
Offering costs related to equity raise	-	-	-	-	-	-	(1,022,810)	-	(1,022,810)
Conversion of debt and accrued interest to common shares	-	-	-	-	2,110,369	211	2,089,055	-	2,089,266
Net loss	-	-	-	-	-	-		(2,717,403)	(2,717,403)
Balance, September 30, 2018	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,142,693	$(46,249,986)	$11,043,490

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,581,579	$(6,978,653)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of lease merchandise	43,787,216	29,684,866
Other depreciation and amortization	1,879,935	1,850,452
Compensation expense related to issuance of stock options and warrants	530,724	101,025
Provision for doubtful accounts	25,075,156	16,563,888
Loss on debt extinguishment	-	126,622
Changes in operating assets and liabilities:
Accounts receivable	(26,675,773)	(17,120,096)
Prepaid expenses and other	(290,556)	141,126
Lease merchandise	(35,764,135)	(26,595,974)
Security deposits	1,334	2,025
Accounts payable	(5,656,655)	(1,560,609)
Accrued payroll and related taxes	(161,009)	(179,265)
Accrued expenses	(317,173)	128,766
Net cash provided by (used in) operating activities	3,990,643	(3,835,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,664,580)	(1,752,095)
Net cash used in investing activities	(1,664,580)	(1,752,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment under finance lease obligation	(1,243)	-
Refund of equity issuance related costs	23,147	-
Proceeds from exercise of warrants	-	1,750
Proceeds from public offering	-	10,007,500
Equity issuance related costs	-	(862,810)
Proceeds from promissory notes, net of fees	3,440,000	3,465,000
Repayment of promissory note	(500,000)	-
Proceeds from loan payable under credit agreement	2,523,828	5,185,000
Repayment of loan payable under credit agreement	(10,528,488)	(9,786,487)
Repayment of installment loan	(8,405)	(8,405)
Debt issuance related costs	(243,750)	(100,438)
Net cash (used in) provided by financing activities	(5,294,911)	7,901,110

(DECREASE)/INCREASE IN CASH	(2,968,848)	2,313,188

CASH, beginning of period	6,141,210	4,968,915

CASH, end of period	$3,172,362	$7,282,103

Supplemental cash flow information:
Interest paid	$2,700,709	$2,104,110
Non-cash financing activities:
Issuance of common stock and warrants to extinguishment debt and accrued interest	-	$2,089,266
Accrued equity issuance costs	-	$160,000
Warrants issued for debt issuance costs	-	$523,250
Conversion of preferred stock to common stock	$341,070	-

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the nine months ended September 30, 2019 and 2018

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or monthly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Accounts receivable	$17,877,284	$10,130,269
Allowance for doubtful accounts	(9,900,704)	(3,754,306)
Accounts receivable, net	$7,976,580	$6,375,963

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off with such charges being fully reserved for. Accounts receivable balances charged off against the allowance were $9,838,873 and $19,215,275 for the three and nine months ended September 30, 2019, respectively, and $6,766,876 and $14,209,066 for the three and nine months ended September 30, 2018, respectively.

	September 30, 2019	December 31, 2018
Beginning balance	$3,754,306	$2,139,765
Provision for write-offs	25,361,673	23,239,189
Accounts written off	(19,215,275)	(21,624,648)
Ending balance	$9,900,704	$3,754,306

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

The net leased merchandise balances consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Lease merchandise at cost	$45,713,984	$48,893,012
Accumulated depreciation	(18,931,951)	(14,338,295)
Impairment reserve	(2,440,417)	(2,190,020)
Lease merchandise, net	$24,341,616	$32,364,697

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of purchase.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments (see Note 7) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $103,368 and $208,640 for the three and nine months ended September 30, 2019, respectively, and $167,689 and $425,996 for the three and nine months ended September 30, 2018, respectively.

Debt issuance costs of $35,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 29, 2018 and January 30, 2018 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $0 and $35,000 for the three and nine months ended September 30, 2018.

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 25, 2019 and February 19, 2019 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $8,138 and $21,701 for the three and nine months ended September 30, 2019, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $535,640 and $1,584,666 for the three and nine months ended September 30, 2019, respectively, and $730,554 and $1,737,931 for the three and nine months ended September 30, 2018, respectively. Capitalized software amortization expense was $513,149 and $1,596,396 for the three and nine months ended September 30, 2019, respectively and $468,289 and $1,290,562 for the three and nine months ended September 30, 2018, respectively. The Company wrote off $90,828 of capitalized development costs in 2019.

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

In computing diluted loss per share for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table for 2019 reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s September 2018 equity offering.

	Nine Months ended
	September 30,
	2019	2018
Series 1 Convertible Preferred Stock	216,637	145,197
Series 2 Convertible Preferred Stock	5,639,745	7,506,249
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	112,785	150,111
Common Stock Options	1,755,818	445,400
Common Stock Warrants	7,462,489	7,182,488
	15,187,474	15,429,445

The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2019:

September 30, 2019
Numerator
Net income	$1,387,982
Convertible Series 2 Preferred Share dividends	(609,717)
Convertible Series 2 Preferred Share dividends attributable to Series 1 Convertible Preferred Stock	7,386
Net Income attributable to Series 1 Convertible Preferred Stock	(16,814)
Numerator for diluted EPS – income attributable to common shareholders after assumed conversions	$768,837
Denominator
Denominator for basic EPS – weighted average shares	17,666,193
Effect of dilutive securities
Common stock options	576,369
Common stock warrants	1,555,824
Denominator for diluted EPS – adjusted weighted average shares	19,798,386
Basic EPS	$0.04
Diluted EPS	$0.04

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2019, and 2018, the Company had not recorded any unrecognized tax benefits.

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

	Nine Months ended
	September 30,
	2019	2018
Lease revenues and fees	$89,028,352	$58,439,865
Provision for doubtful accounts	25,075,156	16,563,888
Lease revenues and fees, net of lessor bad debt expense	$63,953,196	$41,875,977

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

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheet beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities at September 30, 2019, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	September 30, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$1,884,822
Finance Lease Asset	Property and Equipment, net	33,036
Total Lease Assets		$1,917,858

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$116,403
Finance Lease Liability – current portion	Current Lease Liabilities	5,455
Operating Lease Liability- net of current portion	Long Term Lease Liabilities	1,885,096
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	28,075
Total Lease Liabilities		$2,035,029

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.50%	9
Finance Leases	13.40%	5

Upon adoption of ASU 2016-02, discount rates for existing operating leases were established as of January 1, 2019. The discount rate for the new operating lease related to 901 Yamato Road, Boca Raton, FL was established as of June 1, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized on a straight-line basis over the lease term within interest expense in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $121,314 and $287,170 for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information related to operating leases is as follows:

Nine months ended September 30, 2019
Cash payments for operating leases	$157,719
Cash payments for finance leases	2,391
New operating lease asset obtained in exchange for lease liabilities	1,869,287
New finance lease asset obtained in exchange for lease liabilities	34,772

The new operating lease asset obtained in exchange for operating lease liabilities, as shown above, does not include the $14,900 of direct costs associated with the new operating lease capitalized as part of the right-of-use asset.

Below is a summary of undiscounted operating lease liabilities as of September 30, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2019	$6,864
2020	303,681
2021	416,998
2022	407,450
2023	419,674
2024 and thereafter	2,048,091
Total undiscounted cash flows	3,602,758
Less: interest	(1,601,259)
Present value of lease liabilities	$2,001,499

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

Below is a summary of undiscounted finance lease liabilities as of September 30, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2019	$2,391
2020	9,564
2021	9,564
2022	9,564
2023	9,564
2024 and thereafter	4,831
Total undiscounted cash flows	45,478
Less: interest	(11,948)
Present value of lease liabilities	$33,530

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2019	December 31, 2018
Furniture, fixtures and vehicle	2-5 years	$93,893	$155,165
Website and internal use software	3 years	9,592,301	8,098,483
Computers and software	3-7 years	568,408	704,407
		10,254,602	8,958,055
Less: accumulated depreciation and amortization		(6,900,648)	(5,621,391)
Right of use assets, net		1,917,858	-
		$5,271,812	$3,336,664

Depreciation and amortization expense were $530,520 and $490,483 for the three months ended September 30, 2019 and 2018, respectively, and $1,647,290 and $1,387,150 for the nine months ended September 30, 2019 and 2018, respectively.

6. PROMISSORY NOTES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 (see Note 7) computed on the basis of a 360-day year, which equaled 18.03% at September 30, 2019.

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

Prior to Mr. Heiser’s Note maturity date, the Company paid down the entire principal and interest balance on June 28, 2019 in the amount of $507,339. NRNS amended and restated the NRNS Note such that the maturity date of the revised Note was set at June 30, 2021. In addition, the Company drew $500,000 on the Note held by NRNS on June 28, 2019. As of September 30, 2019, $1,776,580 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a letter agreement with 122 Partners, LLC (the lender), pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of principal and accrued interest under the January Note is due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 18.03% at September 30, 2019. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of September 30, 2019, $1,015,185 of principal and accrued and unpaid interest was outstanding on the January Note.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 18.03% at September 30, 2019. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of September 30, 2019, $2,030,378 of principal and accrued and unpaid interest was outstanding on the February Note.

	Debt Principal	Interest
2019	$-	$72,143
2020	$1,000,000	$-
2021	$3,750,000	$-

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. At September 30, 2019, amounts borrowed bear interest at 13.03%. The Company had $11,899,373 available under the Credit Agreement as of September 30, 2019.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at September 30, 2019, follows:

	September 30, 2019
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$10,628,126
Unrestricted Cash greater than	1,500,000	3,172,362
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	2.39

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

Availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Interest expense incurred under the Credit Agreement amounted to $725,702 and $2,415,231 for the three and nine months ended September 30, 2019, respectively, and $689,667 and $2,103,891 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the outstanding balance under the Credit Agreement was $20,600,627. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $367,346. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to February 28, 2021, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at September 30, 2019.

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

●	Series 1 Convertible Preferred Stock - Series 1 Convertible Preferred Stock ranks senior to common stock upon liquidation.

As of September 30, 2019, each share of Series 1 Convertible Preferred Stock was convertible into 1.26547 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

68,214 shares of Series 1 Convertible Preferred Stock were converted into 86,323 shares of common stock during the nine months ended September 30, 2019. As of September 30, 2019, there were 171,191 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 216,637 shares of common stock.

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

Shares of Series 2 Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of September 30, 2019 totaled approximately $7,783,368. As of September 30, 2019, each share of Series 2 Preferred Stock was convertible into approximately 257 shares of common stock; provided the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

As part of a consulting agreement with XLR8 Capital Partners LLC (the “Consultant”), an entity of which the Company’s Chairman is manager, the Company agreed to issue 40,000 warrants to the Consultant monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share or , if the closing share price on the last day of the month exceeds $1.25, then such exercise price will be 110% of the closing share price. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. As of September 30, 2019, the Company recorded an expense of $84,819 based on a weighted average valuation of $0.30 per warrant as determined by the fair market value of the Company’s warrants that are actively traded and listed on the Nasdaq Capital Market under the symbol “FPAYW”.

Grant	Warrants	Expense	Valuation
Date	Granted	Recorded	Per Warrant
March 31, 2019	40,000	$11,200	$0.28
April 30, 2019	40,000	$10,000	$0.25
May 31, 2019	40,000	$10,000	$0.25
June 30, 2019	40,000	$12,000	$0.30
July 31, 2019	40,000	$14,904	$0.37
August 31, 2019	40,000	$14,884	$0.37
September 30, 2019	40,000	$11,831	$0.30
	280,000	$84,819	$0.30

The following table summarizes information about outstanding stock warrants as of September 30, 2019, all of which are exercisable:

	Common	Series 2 Preferred	Weighted Average
Exercise	Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$10.00	200,001		<1 year
$5.50	177,304		2 years
$1.25	6,965,184		4 years
$1.76	40,000		4 years
$2.00	40,000		4 years
$1.69	40,000		4 years
$1,250	-	439	4 years
	7,462,489	439

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

Activity in stock options for the nine months ended September 30, 2019 follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2019	620,900	$3.75
Granted	1,334,851	0.85
Forfeited	(174,933)	1.36		100,087
Expired	(25,000)	6.20
Outstanding at September 30, 2019	1,755,818	$1.75	8.83	$952,494
Vested and exercisable at September 30, 2019	803,126	$2.64	8.18	$334,420

The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2019 was $0.52 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $117,134 and $445,906 for the three and nine months ended September 30, 2019, respectively, and $28,544 and $101,025 for the three and nine months ended September 30, 2018, respectively. Unrecognized compensation cost related to non-vested options at September 30, 2019 amounted to approximately $317,915, which is expected to be recognized over a weighted average period of 0.93 years.

10. INCOME TAXES

As of December 31, 2018, the Company had federal net operating loss carryforwards (“NOL”) of approximately $75,400,000 and state net operating loss carryforwards of approximately $18,600,000 available to offset future taxable income which expire from 2024 to 2037. NOL’s created after January 1, 2018 do not expire, but are limited.

Management believes that the federal and state deferred tax asset as of December 31, 2018 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the deferred tax asset.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Accounts receivable	$17,877,284	$10,130,269
Allowance for doubtful accounts	(9,900,704)	(3,754,306)
Accounts receivable, net	$7,976,580	$6,375,963

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $9,838,873 and $19,215,275 for the three and nine months ended September 30, 2019, respectively, and $6,766,876 and $14,209,066 for the three and nine months ended September 30, 2018, respectively.

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

Key performance metrics for the three months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,
	2019	2018	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$31,567,587	$20,514,492	$11,053,095	53.9
Lease merchandise sold	665,074	490,208	174,866	35.7
Gross Revenue	32,232,661	21,004,700	11,227,961	53.5
Provision for doubtful accounts and revenue adjustments	(9,300,326)	(5,905,083)	(3,395,243)	57.5
Net revenues	22,932,335	15,099,617	7,832,718	51.9
Cost of merchandise sold	(457,399)	(349,209)	(108,190)	31.0
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(14,248,969)	(10,289,709)	(3,959,260)	38.5
Gross Profit	$8,225,967	$4,460,699	$3,765,268	84.4
Gross profit margin	37%	30%

	Three months ended September 30,
	2019	2018		$ Change	% Change
Adjusted EBITDA:
Net income/(loss)	$1,387,982	$(2,717,403)		$4,105,385	-
Amortization of debt costs	111,506	167,689		(56,183)	(33.5)
Other amortization and depreciation	531,289	491,252		40,037	8.1
Loss on debt extinguishment	-	126,622		(126,622)	-
Interest expense	950,288	894,138		56,150	6.3
Stock compensation	117,134	28,544		88,590	310.4
Non-recurring product/infrastructure expenses	79,272	-		79,272	-
Adjusted EBITDA	$3,177,471	$(1,009,158	)*	$4,186,629	-

*	Represents loss

Key performance metrics for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$89,028,352	$58,439,865	$30,588,487	52.3
Lease merchandise sold	2,374,876	1,592,556	782,320	49.1
Gross Revenue	91,403,228	60,032,421	31,370,807	52.3
Provision for doubtful accounts and revenue adjustments	(25,075,156)	(16,563,888)	(8,511,268)	51.4
Net revenues	66,328,072	43,468,533	22,859,539	53.0
Cost of merchandise sold	(1,521,244)	(1,007,677)	(513,567)	51.0
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(43,787,216)	(29,684,867)	(14,102,349)	47.5
Gross Profit	$21,019,612	$12,775,989	$8,243,623	64.5
Gross profit margin	32%	30%

	Nine months ended September 30,
	2019	2018		$ Change	% Change
Adjusted EBITDA:
Net income/(loss)	$1,581,579	$(6,978,653)		$8,560,232	-
Amortization of debt costs	230,340	460,996		(230,656)	(50.0)
Other amortization and depreciation	1,649,597	1,389,456		260,141	18.7
Loss on debt extinguishment	-	126,622		(126,622)
Interest expense	3,035,431	2,579,836		455,595	17.7
Stock compensation	445,906	101,025		344,881	341.4
Non-recurring product/infrastructure expenses	306,383	-		306,383	-
Adjusted EBITDA	$7,249,236	$(2,320,718	)*	$9,569,954	-

*	Represents loss

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table details operating results for the three months ended September 30, 2019 and 2018:

	2019	2018	$ Change	% Change

Gross lease revenues and fees	$31,567,587	$20,514,492	$11,053,095	53.9
Provision for doubtful accounts	9,300,326	5,905,083	3,395,243	57.5
Lease revenues and fees, net of bad debt expense	22,267,261	14,609,409	7,657,852	52.4
Lease merchandise sold	665,074	490,208	174,866	35.7
Total revenues	22,932,335	15,099,617	7,832,718	51.9
Cost of lease revenue and merchandise sold	14,706,368	10,638,918	4,067,450	38.2
Marketing	868,452	1,596,322	(727,870)	(45.6)
Salaries and benefits	2,189,629	2,186,835	2,794	0.1
Other operating expenses	2,718,110	2,206,496	511,614	23.2
Operating income/(loss)	2,449,776	(1,528,954)	3,978,730	-
Loss on extinguishment of debt	-	126,622	(126,622)	-
Interest expense	1,061,794	1,061,827	(33)	(0.0)
Net income/(loss)	$1,387,982	$(2,717,403)	$4,105,385	-

FlexShopper originated 36,531 gross leases less same day modifications and cancellations with an average origination value of $468 for the three months ended September 30, 2019 compared to 29,185 gross leases less same day modifications and cancellations with an average origination value of $424 for the comparable period last year. Total lease revenues for the three months ended September 30, 2019 were $22,267,261 compared to $14,609,409 for the three months ended September 30, 2018, representing an increase of $7,657,852, or 52.4%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2019 was $14,706,368 compared to $10,638,918 for the three months ended September 30, 2018, representing an increase of $4,067,450, or 38.2%. Cost of lease revenue and merchandise sold for the three months ended September 30, 2019 is comprised of depreciation expense and impairment of lease merchandise of $14,248,969 and the net book value of merchandise sold of $457,399. Cost of lease revenue and merchandise sold for the three months ended September 30, 2018 is comprised of depreciation expense on lease merchandise of $10,289,709 and the net book value of merchandise sold of $349,209. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the three months ended September 30, 2019 was $868,452 compared to $1,596,322 in the three months ended September 30, 2018, a decrease of $727,870, or 45.6%. The Company strategically curtailed marketing expenditures in its digital and TV channels in an effort to reduce customer acquisition cost.

Salaries and benefits in the three months ended September 30, 2019 was $2,189,629 compared to $2,186,835 in the three months ended September 30, 2018, an increase of $2,794, or 0.1%.

Other operating expenses for the three months ended September 30, 2019 and 2018 included the following:

	2019	2018
Amortization and depreciation	$531,289	$491,252
Computer and internet expenses	409,613	329,171
Legal and professional fees	257,973	225,709
Merchant bank fees	446,217	330,284
Stock compensation expense	117,134	28,544
Customer verification expenses	526,616	276,601
Other	429,268	524,935
Total	$2,718,110	$2,206,496

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table details operating results for the nine months ended September 30, 2019 and 2018:

	2019	2018	$ Change	% Change

Gross lease revenues and fees	$89,028,352	$58,439,865	$30,588,487	52.3
Provision for doubtful accounts	25,075,156	16,563,888	8,511,268	51.4
Lease revenues and fees, net of bad debt expense	63,953,196	41,875,977	22,077,219	52.7
Lease merchandise sold	2,374,876	1,592,556	782,320	49.1
Total revenues	66,328,072	43,468,533	22,859,539	52.6
Cost of lease revenue and merchandise sold	45,308,460	30,692,544	14,615,916	47.6
Marketing	2,031,227	4,025,509	(1,994,282)	(49.5)
Salaries and benefits	5,984,797	6,397,999	(413,202)	(6.5)
Other operating expenses	8,156,238	6,163,680	1,992,558	32.3
Operating income/(loss)	4,847,350	(3,811,199)	8,658,549	-
Loss on extinguishment of debt	-	126,622	(126,622)	-
Interest expense	3,265,771	3,040,832	224,939	7.4
Net income/(loss)	$1,581,579	$(6,978,653)	$8,560,232	-

FlexShopper originated 95,731 gross leases less same day modifications and cancellations with an average origination value of $466 for the nine months ended September 30, 2019 compared to 74,702 gross leases less same day modifications and cancellations with an average origination value of $412 for the comparable period last year. Total lease revenues for the nine months ended September 30, 2019 were $63,953,196 compared to $41,875,977 for the nine months ended September 30, 2018, representing an increase of $22,077,219, or 52.7%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2019 was $45,308,460 compared to $30,692,544 for the nine months ended September 30, 2018, representing an increase of $14,615,916, or 47.6%. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2019 is comprised of depreciation expense and impairment of lease merchandise of $43,787,216 and the net book value of merchandise sold of $1,521,244. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2018 is comprised of depreciation expense on lease merchandise of $29,684,866 and the net book value of merchandise sold of $1,007,677. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the nine months ended September 30, 2019 was $2,031,227 compared to $4,025,509 in the nine months ended September 30, 2018, a decrease of $1,994,282, or 49.5%. The Company strategically curtailed marketing expenditures in its digital and TV channels in an effort to reduce customer acquisition cost.

Salaries and benefits in the nine months ended September 30, 2019 was $5,984,797 compared to $6,397,999 in the nine months ended September 30, 2018, a decrease of $413,202, or 6.5%. Head count reduction that took place in the fourth quarter of 2018 and further development of internally developed software are the drivers for the decrease in salaries and benefits expenses.

Other operating expenses for the nine months ended September 30, 2019 and 2018 included the following:

	2019	2018
Amortization and depreciation	$1,649,597	$1,389,456
Computer and internet expenses	1,182,690	1,010,211
Legal and professional fees	877,156	627,977
Merchant bank fees	1,374,283	964,768
Stock compensation expense	445,906	101,025
Customer verification expenses	1,224,059	776,549
Other	1,402,547	1,293,694
Total	$8,156,238	$6,163,680

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

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash of $3,172,362 compared to $7,282,103 at the same date in 2018. As of December 31, 2018, the Company had cash of $6,141,210. The decrease in cash from December 31, 2018, was primarily due to the paydown of the holiday advance on the Credit Agreement and lease merchandise acquired.

As of September 30, 2019, the Company had accounts receivable of $17,877,284 offset by an allowance for doubtful accounts of $9,900,704, resulting in net accounts receivable of $7,976,580. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $3,990,643 for the nine months ended September 30, 2019 primarily due to the net income for the period.

Net cash used in operating activities was $3,835,827 for the nine months ended September 30, 2018 and was primarily due to the net loss for the period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $1,664,580 comprised of $79,934 for the purchase of property and equipment and $1,584,646 for capitalized software costs.

For the nine months ended September 30, 2018, net cash used in investing activities was $1,752,095, comprised of $14,164 for the purchase of property and equipment and $1,737,931 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $5,294,911 for the nine months ended September 30, 2019 due to loan repayments on the Credit Agreement of $10,528,488 and $243,750 of debt issuance related costs partially offset by $2,940,000 of net funds drawn on the Promissory Notes and $2,523,828 of funds drawn on the Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of September 30, 2019, the Company has issued warrants exercisable for 280,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. The warrants are exercisable immediately at a weighted average price of $1.49 per share and an exercise price range from $1.25 to $2.00 and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The following table details the warrants granted for the three months ended September 30, 2019:

Warrants
Grant Date	Granted
July 31, 2019	40,000
August 31, 2019	40,000
September 30, 2019	40,000
120,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
10.1	Employment Agreement, dated September 20, 2019, between FlexShopper, Inc. and Richard House, Jr. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2019 and incorporated herein by reference)
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema*
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 4, 2019	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2019	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)