Form 10-K
period 2019-12-31
FlexShopper, Inc.
filed 2020-03-03
CIK 1397047

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37945

FLEXSHOPPER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5456087
(State of jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

901 Yamato Road, Ste. 260
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $12,492,000 (based on the closing price of the Registrant’s Common Stock on June 28, 2019 of $1.10 per share).

The number of shares outstanding of the Registrant’s Common Stock, as of February 28, 2020, was 21,351,594.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2020 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by that section. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” “strategy,” “future,” “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding: the expansion of our lease-to-own program; expectation concerning our joint working arrangements with retailers, investments in, and the success of, our underwriting technology and risk analytics platform; our ability to collect payments due from customers, expected future operating results, and expectations concerning our business strategy.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	our ability to maintain compliance with the listing standards of The Nasdaq Capital Market;

●	the failure to protect the integrity and security of customer and employee information; and

●	the other risks and uncertainties described in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as required by federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

i

PART I

Item 1. Business

Company Overview

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006 with its common stock trading on The Nasdaq Capital Market under the symbol “FPAY”. FlexShopper is a holding corporation that conducts its business through its wholly-owned subsidiary, FlexShopper, LLC, a limited liability company organized under the laws of North Carolina in 2013. FlexShopper, LLC wholly owns, directly or indirectly, two Delaware subsidiaries, FlexShopper 1, LLC and FlexShopper 2, LLC. All references to our business operations refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

We are a financial technology company that enables consumers utilizing our e-commerce marketplace to shop for brand name electronics, home furnishings and other durable goods on a lease-to-own (LTO) basis. We also license our LTO technology platforms to retailers and e-tailers to facilitate transactions directly with consumers who want to purchase products but do not have sufficient cash or available credit. We effect these transactions by first approving consumers through our proprietary, risk analytics-powered underwriting model; then collecting money from consumers under an LTO purchase agreement and funding the LTO transactions by paying merchants for their goods. We hold several registered patents and patent applications on aspects of our LTO system. For the year ended December 31, 2019, we generated approximately $85 million in net lease revenues and fees and realized approximately $577,000 in net income.

We believe that our LTO programs, which are designed to improve the quality of life of our customers by providing them the ability to obtain ownership of high-quality durable products under an affordable payment arrangement, support broad untapped expansion opportunities for us within the U.S. consumer retail and e-commerce marketplaces. Central to our business model is our LTO Engine, the proprietary technology that we developed and use to automate the online process for consumers to receive payment terms and spending limits and to enter into leases for durable goods, all within minutes. The LTO Engine allows us to operate through three strategic sales channels: (i) selling directly to consumers via our online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (ii) utilizing our LTO payment method at check-out on e-commerce sites and through in-store terminals, and (iii) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO Marketplace. We are currently developing and intend to roll-out an online consumer loan product by levering our underwriting model to augment our LTO solution in these strategic sales channels.

Our Market Opportunity

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

Key Trends Driving the Industry

Non-prime consumers represent the largest segment of the credit market.  According to Experian’s 2019 Consumer Credit Review published on January 13, 2020, 34% of Americans had low credit scores and approximately 50 million American adults were underbanked, sub-prime or credit invisible, or have no credit history according to Experian’s The Number of Americans With Bank Accounts Rises published on March 25, 2019. This segment of consumers represents a significant and underserved market.

We believe that the current addressable market size for non-prime consumers is between $20 and $25 billion with a significant concentration in consumer electronics. We believe that underwriting consumer electronics online is one of our competitive advantages since this is the majority of our business and has not been a focus of our peers.

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

Our Growth and Expansion Strategy

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

We believe we have created a unique platform whereby our B2B and B2C sales channels beneficially advance each other. For our B2C channels, we directly market to our consumers LTO opportunities at FlexShopper.com, where they can choose from over 135,000 of the latest products shipped directly to them by certain of the nation’s largest retailers. This generates sales for our retail partners, which encourages them to incorporate our B2B solutions into their online and in-store sales channels. The lease originations by our retail partners using our B2B channels, which have no customer acquisition cost to us, subsidize our B2C customer acquisition costs. Meanwhile, our B2C marketing promotes FlexShopper.com, which provides incremental sales for our retail partners as well as benefitting our FlexShopper.com business.

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

Competition and our Competitive Strengths

The LTO industry is highly competitive. Our operation competes with other national, regional and local LTO businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases, in a manner similar to that provided by FlexShopper’s proprietary technology (see page 14 for more information). We believe the following competitive strengths differentiate us:

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

Omnichannel “save the sale” product for retailers. In retail, the phrase “save the sale” means offering consumers other finance options when they do not qualify for traditional credit. We believe that we have the best omnichannel solution for retailers to “save the sale” with LTO options. To our knowledge, no competitor has a LTO marketplace that provides retailers incremental sales with no acquisition cost. In addition, compared to our peers, our product for consumers requires no money down and typically fewer application fields. We believe this leads to more in-store and online sales. We also believe that we have the best LTO payment technology at checkout for e-tailers, whereby consumers can seamlessly checkout on a third party’s e-commerce site with our LTO payment plugin.

Providing LTO consumers an “endless aisle” of products for lease-to-own. As illustrated by our B2C channels in the above diagram, we offer consumers three ways to acquire products on a LTO basis. At FlexShopper.com our customers can choose from over 135,000 of the latest products shipped by certain of the nation’s largest retailers. If customers want products that are not available on our marketplace, they may use our “personal shopper” service and simply complete a form with a link to the webpage of the desired durable good. We will then facilitate their purchase by providing an LTO arrangement. We also offer consumers the ability to acquire durable goods with our FlexShopper Wallet smartphone application available on Apple and Android devices. With FlexShopper Wallet, consumers may apply for a spending limit and take a picture of a qualifying item in any major retail store and we will fill the order for them. With our B2C channels, we believe we are providing LTO consumers with a superior LTO experience and fulfilling our mission to help improve their quality of life by shopping for what they want where they want.

Lean and Scalable Model

Compared to the brick-and-mortar LTO industry, which is suffering from the same challenges as traditional retail stores and declining sales, we have been successful in addressing the LTO consumer through online channels as illustrated in the above diagram illustrating our B2C and B2B sales channels.

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

Sales and Marketing

B2C Channels

We use a multi-channel, analytics-powered approach to marketing our products and services, with both broad-reach and highly targeted channels, including television, digital, telemarketing and marketing affiliates. The goal of our marketing is to promote our brand and primarily to directly acquire new customers at a targeted acquisition cost. Our marketing strategies include the following:

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

Information Systems

We use computer-based management information systems to facilitate our entire business model, including underwriting, processing transactions through our sales channels, managing collections and monitoring leased inventory. In addition, we have a customer service and call center to facilitate inbound and outbound calls. Through the use of our proprietary software developed in-house, each of our retail partners uses our online merchant portal that automates the process of consumers receiving spending limits and entering into leases for durable goods generally to within seconds. The management information system generates reports which enable us to meet our financial reporting requirements.

Government Regulations

The LTO industry is regulated by and subject to the requirements of various Federal, state and local laws and regulations, many of which are in place for consumer protection. In general, such laws regulate, among other items, applications for leases, late fees, finance rates, disclosure statements, the substance and sequence of required disclosures, the content of advertising materials and certain collection procedures. Violations of certain provisions of these laws and regulations may result in penalties ranging from nominal amounts up to and including forfeiture of fees and other amounts due on leases. We are unable to predict the nature or effect on our operations or earnings of unknown future legislation, regulations and judicial decisions or future interpretations of existing and future legislation or regulations relating to our operations, and there can be no assurance that future laws, decisions or interpretations will not have a material adverse effect on our operations and earnings. In 2016, we enhanced our compliance department by hiring a Chief Compliance Counsel followed by a Compliance Manager in 2019.

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

Intellectual Property

FlexShopper was granted U.S. Patent Number 10,089,682 (see page 16 for additional disclosures) by the U.S. Patent and Trademark Office (the “USPTO”) on October 2, 2018, for its system that enables e-commerce servers to complete LTO transactions through their e-commerce websites. Moreover, FlexShopper has received a notice of allowance from the USPTO for additional systems that enable retailer devices to complete LTO transactions through their retailer web pages, as well as systems that further enable consumer devices to modify received retailer web pages to indicate LTO payments in association with transaction-eligible products as part of LTO transactions through the retailer web pages. FlexShopper may file additional patent applications in the future. We can provide no assurances that FlexShopper will be granted any additional patents by the USPTO. We believe certain proprietary information, including our underwriting model, and our patented and patent-pending systems are central to our business model and we believe they give us a key competitive advantage. We also rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See the section captioned “Risk Factors” below for more information on and risk associated with respect to our intellectual property.

Employees

As of December 31, 2019, FlexShopper had 178 full-time employees and 2 part-time employees. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be very good.

Corporate Information

Our executive offices are located at 901 Yamato Road, Suite 260, Boca Raton, Florida 33431, and our telephone number is (855) 353-9289. We maintain a corporate website at https://flexshopper.com. Our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investors section of our website, or through https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our customers, retailer network and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an investor’s evaluation of our company will be included in filings accessible through the SEC website, and may also be disseminated using our investor relations website (https://flexshopper.com) and press releases. However, we encourage investors, the media, and others interested in our company to also review our social media channels @flexshopper on Twitter and flexshopper on Facebook. The information contained in these social media channels is not part of, and is not incorporated into or included in, this Annual Report.

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

FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender, based on the Borrower’s cash on hand and Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement). As of February 28, 2020, there was $3,209,750 in additional availability under the Credit Agreement and the outstanding balance under the Credit Agreement was $29,290,250.

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

Our customers can return merchandise without penalty. When our customers acquire merchandise through the FlexShopper LTO program, we purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled less than 4% of leased merchandise for the year ended December 31, 2019.

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

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense, and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to us. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers. Although we have entered into employment contracts with Richard House, Jr., our Chief Executive Officer, Brad Bernstein, our President, and H. Russell Heiser, Jr., our Chief Financial Officer, we cannot guarantee that they will be available. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

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

Competition in the LTO business is intense. The LTO industry is highly competitive. Our operation competes with other national, regional and local LTO businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases in a manner similar to that provided by our proprietary technology. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms. We believe we do not currently have significant competition for our online LTO marketplace and patent-pending LTO payment method. However, such competition is likely to develop over time, and we may be unable to successfully compete in our target markets. We can provide no assurances that we will be able to successfully compete in the LTO industry.

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

Much of our customer base continues to experience prolonged economic uncertainty and, in certain areas, unfavorable economic conditions. We believe that the extended duration of that economic uncertainty and unfavorable economic conditions may be resulting in our customers curtailing purchases of the types of merchandise we offer, or entering into agreements that generate smaller amounts of revenue for us (i.e., a 90-day same-as-cash option), resulting in decreased revenues for us. Any increases in unemployment or underemployment within our customer base may result in increased defaults on lease payments, resulting in increased merchandise return costs and merchandise losses. In addition, our retail partners as well as our online customer base are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our retail partners and online customers.

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

Because of their significant stock ownership and ability to select a nominee to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decisions.  B2 FIE V LLC (“B2 FIE”), a holder of Series 2 Convertible Preferred Stock, beneficially owns 20.9% of the voting power of our outstanding stock as of March 2, 2020. Our secured lender beneficially owns 6.6% of the voting power of our outstanding stock as of March 2, 2020. Also, our executive officers and directors beneficially own an additional 17.4% of the voting power of our outstanding stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of Common Stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Additionally, pursuant to the Investor Rights Agreement entered into in connection with its investment in the Company, B2 FIE currently has the right to designate one nominee on our Board of Directors.  As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our common stock may fluctuate significantly. During the fiscal year ended December 31, 2019, the closing price for our common stock on the Nasdaq Capital Market ranged from $0.76 to $2.59. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed in this Risk Factors section, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; dilution caused by additional equity issuances; our ability to meet market expectations with respect to the growth and profitability of each of our operating segments; quarterly variations in our competitors’ results of operations; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our common stock could fluctuate as a result. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive office is located in Boca Raton, Florida, where we currently lease 21,622 square feet of office space to accommodate our business and employees. The monthly rent for this space is approximately $31,500 with annual 3% increases throughout the lease term on the anniversary of the commencement date throughout the initial 108-month term. As of December 31, 2019, our lease extends through June 30, 2028.

In August 2017, we entered into a 12-month lease with options for two additional three-year terms for storefront space in West Palm Beach, Florida to accommodate our repossession retail sales operation. The monthly base rent including operating expenses is approximately $2,000 with annual 4% increases throughout the lease term. In April 2018, we exercised our option to extend the term of the lease to September 30, 2021.

Item 3. Legal Proceedings

There are no material pending legal proceedings against our company. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Capital Market under the symbol “FPAY.”

On February 4, 2020, we completed an exchange offer relating to our outstanding public warrants, in which the holders of the public warrants were offered 0.62 shares of common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”). On February 19, 2020, “FPAYW” was removed from listing on Nasdaq and deregistered under the Securities Exchange Act pending automatic conversion into shares of our common stock.

Holders of Record

As of February 28, 2020, there were 131 holders of record of shares of our common stock.

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

Our Series 2 Convertible Preferred Stock accrues dividends on its $1,000 stated value at an annual rate of 10% compounded annually. Cumulative accrued dividends on our Series 2 Convertible Preferred Stock, as of December 31, 2019, totaled approximately $8,393,084 (see Note 7).

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

Overview

FlexShopper, Inc. (“we,” “us,” “our,” “FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006 with its common stock trading on The Nasdaq Capital Market under the symbol “FPAY”. All references to our business operations refer to FlexShopper, LLC and its wholly-owned subsidiaries, unless the context indicates otherwise.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the aforementioned manner. The accounts receivable balances consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Accounts receivable	$18,249,273	$10,130,269
Allowance for doubtful accounts	(9,976,941)	(3,754,306)
Accounts receivable, net	$8,272,332	$6,375,963

The allowance for doubtful accounts is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until all collection efforts are exhausted. During the years ended December 31, 2019 and 2018, $28,615,411 and $21,624,648 of accounts receivable balances, respectively, were charged off against the allowance.

	December 31, 2019	December 31, 2018
Beginning balance	$3,754,306	$2,139,765
Provision for write-offs	34,838,046	23,239,189
Accounts written off	(28,615,411)	(21,624,648)
Ending balance	$9,976,941	$3,754,306

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

The net leased merchandise balances consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Lease merchandise at cost	$46,807,570	$48,893,012
Accumulated depreciation	(13,518,181)	(14,338,295)
Impairment reserve	(2,226,285)	(2,190,020)
Lease merchandise, net	$31,063,104	$32,364,697

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the years ended December 31, 2019 and 2018 are as follows:

Gross Profit	2019	2018	$ Change	% Change

Lease revenues and fees	$120,169,406	$82,458,661	$37,710,745	45.7
Lease merchandise sold	3,458,529	2,269,708	1,188,821	52.4
Cost of merchandise sold	(2,282,036)	(1,423,526)	(858,510)	60.3
Provision for doubtful accounts	(34,838,046)	(23,239,189)	(11,598,857)	49.9
Net revenues	86,507,853	60,065,654	26,442,199	44.0
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(57,939,899)	(40,639,232)	(17,300,667)	42.6
Gross profit	$28,567,954	$19,426,422	$9,141,532	47.1
Gross profit margin	33%	32%

Adjusted EBITDA	2019	2018		$ Change	% Change

Net income/(loss)	$577,415	$(9,461,262)		$10,038,677	-
Provision for income taxes	216,400	-		216,400	-
Amortization of debt costs	324,686	511,085		(186,399)	(36.5)
Other amortization and depreciation	2,199,737	1,914,084		285,653	14.9
Interest expense, excluding amortization of debt costs	3,985,736	3,645,339		340,397	9.3
Loss on debt extinguishment	-	126,622		(126,622)	-
Stock compensation	595,833	133,428		462,405	346.6
Non-recurring product/infrastructure expense	401,896	-		401,896	-
Adjusted EBITDA	$8,301,703	$(3,130,704	)*	$11,432,407	-

*	Represents loss

We refer to Gross Profit and Adjusted EBITDA in the above tables as we use these measures to evaluate our operating performance and make strategic decisions about the Company. Management believes that Gross Profit and Adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance.

Gross Profit represents GAAP revenue less the provision for doubtful accounts and cost of leased inventory and inventory sold as a percentage of cost of these revenues. Gross Profit provides us with an understanding of the results from the primary operations of our business. We use Gross Profit to evaluate our period-over-period operating performance. This measure may be useful to an investor in evaluating the underlying operating performance of our business.

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

Results of Operations

The following table details the operating results from operations for the years ended December 31, 2019 and 2018.

	2019	2018	$ Change	% Change

Gross lease revenues and fees	$120,169,406	$82,458,661	$37,710,745	45.7
Provision for doubtful accounts	(34,838,046)	(23,239,189)	(11,598,857)	49.9
Lease revenues and fees, net of bad debt expense	85,331,360	59,219,472	26,111,888	44.1
Lease merchandise sold	3,458,529	2,269,708	1,188,821	52.4
Total revenues	88,789,889	61,489,180	27,300,709	44.4
Cost of lease revenue and merchandise sold	60,221,935	42,062,758	18,159,177	43.2
Marketing	3,649,292	7,046,812	(3,397,520)	(48.2)
Salaries and benefits	8,469,334	8,796,011	(326,677)	(3.7)
Other operating expenses	11,345,091	8,761,815	2,583,276	29.5
Operating income/(loss)	5,104,237	(5,178,216)	10,282,453	-
Loss on extinguishment of debt	-	126,622	(126,622)	-
Interest expense	4,310,422	4,156,424	153,998	3.7
Provision for income taxes	216,400	-	216,400	-
Net income/(loss)	$577,415	$(9,461,262)	$10,038,677	-

Total lease revenues for the twelve months ended December 31, 2019 were $85,331,360 compared to $59,219,472 for the twelve months ended December 31, 2018, representing an increase of $26,111,888, or 44.1%. Continued growth in repeat customers coupled with acquiring new customers and more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2019 was $60,221,935 compared to $42,062,758 for the twelve months ended December 31, 2018, representing an increase of $18,159,177, or 43.2%. Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2019 is comprised of depreciation expense and impairment of lease merchandise of $58,253,095, the net book value of merchandise sold of $2,282,036 partially offset by merchant rebates of $313,196. Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2018 is comprised of depreciation expense on lease merchandise of $40,639,232 and the net book value of merchandise sold of $1,423,526. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the twelve months ended December 31, 2019 was $3,649,292 compared to $7,046,812 in the twelve months ended December 31, 2018, a decrease of $3,397,520, or 48.2%. The Company strategically curtailed marketing expenditures in its digital and TV channels in an effort to reduce customer acquisition cost.

Salaries and benefits in the twelve months ended December 31, 2019 was $8,469,334 compared to $8,796,011 in the twelve months ended December 31, 2018, a decrease of $326,677, or 3.7%. Corporate head count reduction that took place in the fourth quarter of 2018 and further development of internally developed software are the drivers for the decrease in salaries and benefits expenses.

Other operating expenses for the years ended December 31, 2019 and 2018 were $11,345,091 and $8,761,815 respectively.

Key operating expenses for the years ended December 31, 2019 and 2018 included the following:

	2019	2018
Amortization and depreciation	$2,199,737	$1,914,084
Computer and internet expenses	1,658,251	1,350,858
Legal and professional fees	1,249,284	859,533
Merchant bank fees	1,834,897	1,316,978
Stock compensation expense	595,833	133,428
Customer verification expense	1,791,557	1,411,657
Other	2,015,532	1,775,277
Total	$11,345,091	$8,761,815

Legal and professional fees in the twelve months ended December 31, 2019 were $1,249,284 compared to $859,533 in the twelve months ended December 31, 2018, an increase of $389,751, or 31.2%. The increase was primarily due to legal fees associated with new product development and the Consulting Agreement with XLR8 Capital Partners that was entered into in February 2019.

Merchant bank fees in the twelve months ended December 31, 2019 were $1,834,897 compared to $1,316,978 in the twelve months ended December 31, 2018, an increase of $517,919, or 39.3%. As the Company’s lease revenues increase, the merchant processing fees increase at a similar rate.

Stock compensation expense in the twelve months ended December 31, 2019 was $595,833 compared to $133,428 in the twelve months ended December 31, 2018, an increase of $462,405, or 346.6%. The Company’s directors who act as chairman for at least one of the committees elected to receive their quarterly fees in stock options instead of cash. The Company’s executive officers elected to receive their 2019 and 2020 bonuses in stock options instead of cash.

The increased revenues were offset by the increase in expenses to enhance and scale the Company’s LTO channels and support its growth resulting in net income of $577,415 for the year ended December 31, 2019 and a net loss of $9,461,262 for the year ended December 31, 2018.

Operational Strategy

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

Liquidity and Capital Resources

As of December 31, 2019, the Company had cash of $6,868,472 compared to $6,141,210 as of December 31, 2018.

As of December 31, 2019, the Company had accounts receivables of $18,249,273 net of an allowance for doubtful accounts of $9,976,941 totaling $8,272,332. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

Recent Financings

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

On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors,  pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $469,461 for the year ended December 31, 2019 and was primarily due to the purchases of leased merchandise and the change in accounts receivable partially offset by net income and the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts.

Net cash used by operating activities was $18,160,258 for the year ended December 31, 2018 and was primarily due to the net loss for the period combined with cash used for the purchases of leased merchandise.

Cash Flows from Investing Activities

For the year ended December 31, 2019, net cash used in investing activities was $2,241,172 comprised of $110,249 for the purchase of property and equipment and $2,130,923 for capitalized software costs.

For the year ended December 31, 2018, net cash used in investing activities was $2,284,876 comprised of $14,164 for the purchase of property and equipment and $2,270,712 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,437,895 for the year ended December 31, 2019 primarily due to the funds drawn on the Credit Agreement of $12,396,078 and $2,940,000 of net funds drawn on promissory notes, offset by repayments of amounts borrowed under the Credit Agreement of $11,815,488.

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

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

FlexShopper, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

New York, New York

March 2, 2020

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$6,868,472	$6,141,210
Accounts receivable, net	8,272,332	6,375,963
Prepaid expenses	672,242	317,160
Lease merchandise, net	31,063,104	32,364,697
Total current assets	46,876,150	45,199,030

PROPERTY AND EQUIPMENT, net	5,260,407	3,336,664

OTHER ASSETS, net	78,335	90,621
	$52,214,892	$48,626,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of loan payable under credit agreement to beneficial shareholder, net of $0 at 2019 and $167,483 at 2018 of unamortized issuance costs	$-	$14,252,717
Accounts payable	4,567,889	8,317,216
Accrued payroll and related taxes	513,267	393,095
Promissory notes to related parties, net of $5,333 at 2019 and $0 at 2018 of unamortized issuance costs, including accrued interest	1,067,740	1,814,771
Accrued expenses	1,372,901	1,335,505
Lease liability - current portion	27,726	-
Total current liabilities	7,549,523	26,113,304

Loan payable under credit agreement to beneficial shareholder, net of $281,138 at 2019 and $164,752 at 2018 of unamortized issuance costs and current portion	28,904,738	14,020,335
Promissory notes to related parties, net of $24,828 at 2019 and $0 at 2018 of unamortized issuance costs and current portion	3,725,172	-
Lease liabilities less current portion	2,067,184	-
Total liabilities	42,246,617	40,133,639

STOCKHOLDERS’ EQUITY
Preferred Stock authorized 500,000 shares, $0.001 par value
Series 1 Convertible Preferred Stock, $0.001 par value - designated 250,000 shares, issued and outstanding 171,191 shares at 2019 and 239,405 shares at 2018 at $5.00 stated value	855,955	1,197,025
Series 2 Convertible Preferred Stock, $0.001 par value - designated 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 17,783,960 shares at 2019 and 17,579,870 shares at 2018	1,779	1,758
Additional paid in capital	35,313,721	34,074,488
Accumulated deficit	(48,155,180)	(48,732,595)
Total stockholders’ equity	9,968,275	8,492,676
	$52,214,892	$48,626,315

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2019	2018

Revenues:
Lease revenues and fees, net	$85,331,360	$59,219,472
Lease merchandise sold	3,458,529	2,269,708
Total revenues	88,789,889	61,489,180

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	57,939,899	40,639,232
Cost of lease merchandise sold	2,282,036	1,423,526
Marketing	3,649,292	7,046,812
Salaries and benefits	8,469,334	8,796,011
Operating expenses	11,345,091	8,761,815
Total costs and expenses	83,685,652	66,667,396

Operating income/(loss)	5,104,237	(5,178,216)

Loss on extinguishment of debt	-	126,622
Interest expense including amortization of debt issuance costs	4,310,422	4,156,424
Income/(loss) before income taxes	793,815	(9,461,262)
Provision for income taxes	216,400	-
Net income/(loss)	577,415	(9,461,262)

Dividends on Series 2 Convertible Preferred Shares	2,437,884	2,426,840
Net loss attributable to common shareholders	$(1,860,469)	$(11,888,102)

Basic and diluted (loss) per common share:
Basic and diluted	$(0.11)	$(1.39)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	17,672,156	8,574,569

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	239,405	$1,197,025	21,952	$21,952,000	5,294,501	$529	$22,445,691	$(39,271,333)	$6,323,912
Provision for compensation expense related to stock options	-	-	-	-	-	-	133,428	-	133,428
Warrants issued in connection with amended credit agreement and subsequent issuance of common stock upon exercise of the warrants	-	-	-	-	175,000	18	523,233	-	523,251
Issuance of shares and warrants in connection with equity raise	-	-	-	-	10,000,000	1,000	10,006,500	-	10,007,500
Offering costs related to equity raise	-	-	-	-	-	-	(1,123,419)	-	(1,123,419)
Conversion of debt and accrued interest to common shares and warrants	-	-	-	-	2,110,369	211	2,089,055	-	2,089,266
Net loss	-	-	-	-	-	-	-	(9,461,262)	(9,461,262)
Balance, December 31, 2018	239,405	1,197,025	21,952	21,952,000	17,579,870	1,758	34,074,488	(48,732,595)	8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	595,833	-	595,833
Refund of costs related to equity raise	-	-	-	-	-	-	61,509	-	61,509
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	127,561	-	127,561
Exercise of stock options into common stock	-	-	-	-	82,667	8	69,398	-	69,406
Exercise of warrants into common stock	-	-	-	-	35,100	4	43,871	-	43,875
Net income	-	-	-	-	-	-	-	577,415	577,415
Balance, December 31, 2019	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$577,415	$(9,461,262)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and impairment of lease merchandise	58,253,095	40,639,232
Other depreciation and amortization	2,524,422	2,410,537
Compensation expense related to issuance of stock options and warrants	723,394	133,428
Provision for doubtful accounts	34,838,046	23,239,189
Loss on debt extinguishment	-	126,622
Payment of interest in kind under promissory notes	73,073	64,771
Payment of interest in kind under credit agreement	170,550	248,535
Changes in operating assets and liabilities:
Accounts receivable	(36,734,415)	(25,355,684)
Prepaid expenses and other	(352,710)	6,844
Lease merchandise	(56,951,502)	(51,588,607)
Security deposits	9,210	2,025
Accounts payable	(3,814,098)	827,715
Accrued payroll and related taxes	120,172	(11,251)
Accrued expenses	93,887	557,648
Net cash used in operating activities	(469,461)	(18,160,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(2,241,172)	(2,284,876)
Net cash used in investing activities	(2,241,172)	(2,284,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment under finance lease obligation	(2,527)	-
Refund of equity issuance related costs	61,509	-
Proceeds from exercise of warrants	43,875	1,750
Proceeds from exercise of stock options	69,406	-
Proceeds from public offering	-	10,007,500
Equity issuance related costs	-	(1,123,419)
Proceeds from promissory notes, net of fees	3,440,000	3,465,000
Repayment of promissory note	(500,000)	-
Proceeds from loan payable under credit agreement	12,396,078	19,366,359
Repayment of loan payable under credit agreement	(11,815,488)	(9,959,607)
Repayment of installment loan	(11,208)	(11,208)
Debt issuance related costs	(243,750)	(128,946)
Net cash provided by financing activities	3,437,895	21,617,429

INCREASE IN CASH	727,262	1,172,295

CASH, beginning of period	6,141,210	4,968,915

CASH, end of period	$6,868,472	$6,141,210

Supplemental cash flow information:
Interest paid	$3,606,328	$2,806,285
Non-cash financing activities:
Issuance of common stock and warrants to extinguishment debt and accrued interest	-	$2,089,266
Warrants issued for debt issuance costs	-	$523,251
Conversion of preferred stock to common stock	$341,070	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FlexShopper Inc.

Notes To Consolidated Financial Statements

December 31, 2019 and 2018

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

In January 2015, in connection with the credit agreement entered into in March 2015 (see Note 5), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC, together with its subsidiaries, are hereafter referred to as “FlexShopper.”

FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (as amended, the “Credit Agreement”) with WE2014-1, LLC (the “Lender”) (see Note 5). Upon the Commitment Termination Date, as determined by the lender to be February 28, 2021, the Lender will no longer be obligated to lend money to the Borrower for new leases and all amounts outstanding under the Credit Agreement will be due by the twelve-month anniversary thereof. FlexShopper will have, in the earliest Commitment Termination Date scenario, at least 90 days from the date of notice to the Commitment Termination Date to arrange for a new senior lending facility if an extension to this agreement is not obtained. If necessary, the Company would curtail marketing expenditures and new lease originations to optimize operating cash flow until a new facility is obtained or the old facility is retired.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or monthly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Accounts receivable	$18,249,273	$10,130,269
Allowance for doubtful accounts	(9,976,941)	(3,754,306)
Accounts receivable, net	$8,272,332	$6,375,963

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the years ended December 31, 2019 and 2018, $28,615,411 and $21,624,648 of accounts receivable balances, respectively, were charged off against the allowance. During the years ended December 31, 2019 and 2018, the provision for bad debts was $34,838,046 and $23,239,189, respectively. The following table shows the activity in the allowance for doubtful accounts:

	December 31, 2019	December 31, 2018

Beginning balance	$3,754,306	$2,139,765
Provision	34,838,046	23,239,189
Accounts written off	(28,615,411)	(21,624,648)
Ending balance	$9,976,941	$3,754,306

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

The net leased merchandise balances consisted of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Lease merchandise at cost	$46,807,570	$48,893,012
Accumulated depreciation	(13,518,181)	(14,338,295)
Impairment reserve	(2,226,285)	(2,190,020)
Lease merchandise, net	$31,063,104	$32,364,697

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization which is included in interest expense was $294,847 and $476,085 for the years ended December 31, 2019 and 2018, respectively.

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

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 25, 2019 and February 19, 2019 (see Note 4) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $29,839 for the year ended December 31, 2019.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $2,130,922 and $2,270,712 for the years ended December 31, 2019 and 2018, respectively. The Company wrote off $105,575 of capitalized development costs in 2019.

Operating Expenses - Operating expenses include corporate overhead expenses such as, stock-based compensation, insurance, occupancy, and other administrative expenses.

Marketing - Marketing costs, primarily consisting of advertising, are charged to expense as incurred. Direct acquisition costs, primarily consisting of commissions earned based on lease originations, are capitalized and amortized over the life of the lease.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Year ended December 31,
	2019	2018
Series 1 Convertible Preferred Stock	218,104	302,960
Series 2 Convertible Preferred Stock	5,679,615	5,639,745
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	113,582	112,785
Common Stock Options	2,004,318	620,900
Common Stock Warrants	7,347,388	7,182,488
	15,363,007	13,858,878

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

Fair Value of Financial Instruments - The carrying value of certain financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs (see Note 5) approximates fair value.  The carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2019, and 2018, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02, Leases as amended (“Topic 842”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Under Topic 842, lessees are required to recognize for all leases at the commencement date a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The Company has determined that the new standard will not materially impact the timing of revenue recognition. The new standard resulted in the Company classifying bad debt expense incurred as a reduction of lease revenue and fees within the consolidated statement of operations including retrospective presentation of prior year financial information. As a result of the change in presentation, the breakout of lease revenues and fees, net of lessor bad debt expense, that ties the consolidated statements of operations is shown below:

	Year ended
	December 31,
	2019	2018
Lease billings and accruals	$120,169,406	$82,458,661
Provision for doubtful accounts	34,838,046	23,239,189
Lease revenues and fees	$85,331,360	$59,219,472

The new standard also impacted the Company as a lessee by requiring all of its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company has elected a package of optional practical expedients which includes the option to retain the current classification of leases entered into prior to January 1, 2019. The Company adopted this new guidance on January 1, 2019.

3. LEASES

Lease Commitments

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

The rental expense for the years ended December 31, 2019 and 2018 was approximately $520,700 and $389,900, respectively. At December 31, 2019, the future minimum annual lease payments are approximately as follows:

2020	$313,000
2021	427,000
2022	417,000
2023	429,000
2024	437,000
Thereafter	1,616,000
$3,639,000

Lessor Information - Refer to Note 2 to these consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

Lessee Information - As a lessee, the Company leases retail, call center and corporate space under operating leases expiring at various times through 2028. At January 1, 2019, the Company recognized $191,001 of operating lease assets and $191,001 of operating lease liabilities as a result of adopting Topic 842.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheet beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities at December 31, 2019, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	December 31, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$1,847,932
Finance Lease Asset	Property and Equipment, net	31,299
Total Lease Assets		$1,879,231

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$22,088
Finance Lease Liability - current portion	Current Lease Liabilities	5,638
Operating Lease Liability- net of current portion	Long Term Lease Liabilities	2,040,576
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	26,608
Total Lease Liabilities		$2,094,910

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company uses its incremental borrowing rate as the discount rate for its leases, as the implicit rate in the lease is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities. Under the short-term lease exception provided within Topic 842, the Company does not record a lease liability or right-of-use asset for any leases that have a lease term of 12 months or less at commencement.

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.50%	8
Finance Leases	13.40%	5

Upon adoption of Topic 842, discount rates for existing operating leases were established as of January 1, 2019. The discount rate for the new operating lease related to 901 Yamato Road, Boca Raton, FL was established as of June 1, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $395,455 for the period ended December 31, 2019, respectively.

Supplemental cash flow information related to operating leases is as follows:

December 31, 2019
Cash payments for operating leases	$164,664
Cash payments for finance leases	4,782
New operating lease asset obtained in exchange for lease liabilities	2,060,288
New finance lease asset obtained in exchange for lease liabilities	34,772

The new operating lease asset obtained in exchange for operating lease liabilities, as shown above, does not include the $14,900 of direct costs associated with the new operating lease capitalized as part of the right-of-use asset.

Below is a summary of undiscounted operating lease liabilities as of December 31, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2020	$303,681
2021	416,998
2022	407,450
2023	419,674
2024 and thereafter	2,048,091
Total undiscounted cash flows	3,595,894
Less: interest	(1,533,230)
Present value of lease liabilities	$2,062,664

The Company entered into an office lease in January 2019. The lease commenced in June 2019, at which time the Company recognized the operating lease asset and liability. The Company pays a base monthly rent of $31,532 with payments increasing by 3% on each yearly anniversary of the commencement date. The initial lease term is for nine years with the Company having a one-time option to extend for five years.

Below is a summary of undiscounted finance lease liabilities as of December 31, 2019. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2020	$9,564
2021	9,564
2022	9,564
2023	9,564
2024 and thereafter	4,832
Total undiscounted cash flows	43,088
Less: interest	(10,842)
Present value of lease liabilities	$32,246

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2019	December 31, 2018
Furniture, fixtures and vehicle	2-5 years	$95,671	$155,165
Website and internal use software	3 years	10,123,830	8,098,483
Computers and software	3-7 years	596,946	704,407
		10,816,447	8,958,055
Less: accumulated depreciation and amortization		(7,435,271)	(5,621,391)
Right of use assets, net		1,879,231	-
		$5,260,407	$3,336,664

Depreciation and amortization expense was $2,199,737 and $1,914,084 for the years ended December 31, 2019 and 2018, respectively.

5.  LOANS PAYABLE TO RELATED PARTIES:

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 (see Note 6) computed on the basis of a 360-day year, which equaled 17.74% at December 31, 2019.

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

Prior to Mr. Heiser’s Note maturity date, the Company paid down the entire principal and interest balance on June 28, 2019 in the amount of $507,339. NRNS amended and restated the NRNS Note such that the maturity date of the revised Note was set at June 30, 2021. In addition, the Company drew $500,000 on the Note held by NRNS on June 28, 2019. As of December 31, 2019, $1,776,923 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a letter agreement with 122 Partners, LLC (the lender), pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of principal and accrued interest under the January Note is due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 17.74% at December 31, 2019. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of December 31, 2019, $1,015,381 of principal and accrued and unpaid interest was outstanding on the January Note.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 17.74% at December 31, 2019. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of December 31, 2019, $2,030,769 of principal and accrued and unpaid interest was outstanding on the February Note.

	Debt Principal	Interest
2019	$-	$73,073
2020	$1,000,000	$-
2021	$3,750,000	$-

6. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. At December 31, 2019, amounts borrowed bear interest at 12.74%. The Company had $3,314,124 available under the Credit Agreement as of December 31, 2019.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at December 31, 2019, follows:

	December 31, 2019
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$9,968,275
Unrestricted Cash greater than	1,500,000	6,868,472
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	3.38

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

Availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Interest expense incurred under the Credit Agreement amounted to $3,146,002 for the year ended December 31, 2019, and $3,067,569 for the year ended December 31, 2018, respectively. As of December 31, 2019, the outstanding balance under the Credit Agreement was $29,185,876. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $281,138. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to February 28, 2021, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at December 31, 2019.

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

As of December 31, 2019, each share of Series 1 Convertible Preferred Stock was convertible into 1.27404 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of December 31, 2018, there were 239,405 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible at a conversion rate of 1.26547 into 302,960 shares of common stock. In the twelve months ended December 31, 2019, 68,214 shares of Series 1 Convertible Preferred Stock were converted into 86,323 shares of common stock. As of December 31, 2019, there were 171,191 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible at a conversion rate of 1.27404 into 218,104 shares of common stock. The increase in the conversion price from 2018 to 2019 is due to the Series 1 Convertible Preferred Stock anti-dilution adjustment as a result of FPAYW warrants and stock options exercised for common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of December 31, 2019 totaled approximately $8,393,084. As of December 31, 2018, each Series 2 Preferred Share was convertible into approximately 257 shares. As of December 31, 2019, each Series 2 Preferred Share was convertible into approximately 259 shares of common stock; provided, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The increase in the convertible shares from 2018 to 2019 is due to the Series 2 Convertible Preferred Stock anti-dilution adjustment as a result of the of FPAYW warrants and stock options being exercised for common stock. The holders of the Series 2 Preferred Shares have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined in the Certificate of Designations for the Series 2 Preferred Stock), holders of Series 2 Preferred Shares shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all Series 2 Preferred Shares been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote at all stockholder meetings.

In September 2018, the Company completed an offering of 10,000,000 units (the “Offering”) issued at a price of $1.00 per unit, each unit consisting of one share of the Company’s common stock and one-half (1/2) of one warrant, each whole warrant exercisable for one share of common stock at an exercise price $1.25 per warrant. The common stock and warrants included in the units sold in the Offering were immediately separable and issued separately. The Company raised gross proceeds of $10,007,500, less underwriting fees and commissions of 7%, or approximately $0.7 million, and incurred other offering expenses of approximately $0.4 million paid from the proceeds of the offering, resulting in net proceeds of $8.9 million. In connection with the closing of the Offering, the underwriters exercised their over-allotment option to purchase an additional 750,000 warrants for $7,500 with an exercise price of $1.25 per share (see Note 9).

On September 28, 2018, both Mr. Heiser and NRNS elected to convert 50% of the outstanding principal and accrued interest on their promissory notes into equity interests issued in the Offering (see Note 5). As a result, the Company issued 602,974 shares of common stock and 301,487 warrants to Mr. Heiser and 1,507,395 shares of common stock and 753,697 warrants to NRNS.

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

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. Options granted under the 2018 Plan and the Prior Plans vest over periods ranging from immediately upon grant to a three-year period and expire ten years from date of grant. The Company had 514,815 options available under the 2018 Plan at December 31, 2019.

On October 7, 2019, the Companny’s CEO, Richard House, Jr., was awarded 350,000 stock options as an inducement to enter into his employment agreement. The vesting of the inducement award is in five equal annual increments commencing December 31, 2020. The inducement award does not count towards the options available under the 2018 Plan or Prior Plans.

Activity in stock options for the year ended December 31, 2018 and 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2018	335,900	$5.61
Granted	308,000	1.80
Forfeited	(23,000)	4.99
Outstanding at December 31, 2018	620,900	$3.75
Granted	1,694,851	1.00
Forfeited	(203,766)	1.71		104,868
Expired	(25,000)	6.20
Exercised	(82,667)	0.84		67,911
Outstanding at December 31, 2019	2,004,318	$1.72	8.79	2,542,361
Vested and exercisable at December 31, 2019	804,651	$2.53	7.98	$873,997

The weighted average grant date fair value of options granted during the twelve-month period ending December 31, 2019 and 2018 was $0.61 and $0.69 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton pricing model with the following assumptions:

	2019	2018
Exercise price	$0.83 to $1.80	$0.79 to $4.35
Expected life	6.8 years	6.0 years
Expected volatility	64%	38%
Dividend yield	0%	0%
Risk-free interest rate	1.43% to 2.55%	2.27% to 2.99%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded was $595,833 and $133,428 for the year ended December 31, 2019 and December 31, 2018, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2019 amounted to approximately $497,000, which is expected to be recognized over a weighted average period of 3.5 years.

9. WARRANTS:

In September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share. The warrants were immediately exercisable and expire five years from the date of issuance. The warrants were listed on the Nasdaq Capital Market under the symbol “FPAYW.” During the year ended December 31, 2019, 35,100 warrants were exercised resulting in gross proceeds of $43,875. On February 4, 2020, we completed the Warrant Exchange Offer. As a result of these transactions, there were no public warrants outstanding as of February 19, 2020.

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

As part of a consulting agreement with XLR8 Capital Partners LLC (the “Consultant”), an entity of which the Company’s Chairman is manager, the Company agreed to issue 40,000 warrants to the Consultant monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share or, if the closing share price on the last day of the month exceeds $1.25, then such exercise price will be 110% of the closing share price. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. As of December 31, 2019, the Company recorded an expense of $127,561 based on a weighted average valuation of $0.32 per warrant as determined by the fair market value of the Company’s warrants that are actively traded and listed on the Nasdaq Capital Market under the symbol “FPAYW”.

Grant	Warrants	Expense	Valuation
Date	Granted	Recorded	Per Warrant
March 31, 2019	40,000	$11,200	$0.28
April 30, 2019	40,000	$10,000	$0.25
May 31, 2019	40,000	$10,000	$0.25
June 30, 2019	40,000	$12,000	$0.30
July 31, 2019	40,000	$14,904	$0.37
August 31, 2019	40,000	$14,883	$0.37
September 30, 2019	40,000	$11,831	$0.30
October 31, 2019	40,000	$10,630	$0.27
November 30, 2019	40,000	$13,612	$0.34
December 31, 2019	40,000	$18,501	$0.46
	400,000	$127,561	$0.32

The following table summarizes information about outstanding stock warrants as of December 31, 2019, all of which are exercisable:

	Common	Series 2 Preferred	Weighted Average
Exercise	Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life
$5.50	177,304		2 years
$1.25	6,930,084		3.5 years
$1.76	40,000		3.5 years
$2.00	40,000		3.5 years
$1.69	40,000		3.5 years
$1.54	40,000		3.5 years
$2.01	40,000		3.5 years
$2.78	40,000		3.5 years
$1,250	-	439	3.5 years
	7,347,388	439

10. INCOME TAXES:

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statements of operations with the amounts computed at the statutory federal tax rates for each year:

	2019	2018

Federal tax expense (benefit) at statutory rate	$167,000	$(2,080,000)
State tax expense (benefit), net of federal tax	65,000	(207,000)
Permanent differences	92,000	66,000
Change in statutory rate	(197,000)	7,000
Change in valuation allowance	(10,000)	2,545,000
Other	99,000	(331,000
Expense for income taxes	$216,000	$-

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets (liabilities):
Equity based compensation	$240,000	$177,000
Allowance for doubtful accounts	2,478,000	870,000
Fixed assets	(6,476,000)	(7,034,000)
Lease impairment	553,000	507,000
Deferred rent	-	1,000
Lease Liability	520,000	-
Right of use asset	(466,000)
Accrued expenses	-	12,000
Interest expense carryforward	-	88,000
Tax credit carryforward	32,000	32,000
Federal loss carry-forwards	14,047,000	15,823,000
State loss carry forward	353,000	816,000

Gross deferred tax assets	11,281,000	11,292,000
Valuation allowance	(11,281,000)	(11,292,000)
Net deferred tax assets	$-	$-

Based on consideration of the available evidence including historical losses a valuation allowance has been recognized to offset certain deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2019, the Company has federal net operating loss carryforwards of approximately $66,900,000 and state net operating loss carryforwards of approximately $6,000,000 available to offset future taxable income. Federal loss carryforwards incurred prior to January 1, 2018, expire from 2024 to 2037. Federal loss carryforwards incurred after January 1, 2018 do not expire. State loss carryforwards expire from 2024 to 2039. Federal and state loss carryforwards are subject to an annual limitation on utilization under Section 382 of the Internal Revenue Code.

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

The components of income tax expense (benefits) for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Current Income Tax:
Federal	$-	-
State	216,400	-
Deferred Income Tax:
Federal	-	-
Sate	-	-
	$216,400	$-

The Company’s effective tax rate for the year ended December 31, 2019 and 2018 differs from the statutory rate of 21% primarily due to a valuation allowance applied against the company’s net deferred tax assets. State taxes and permanent differences also impacted the effective tax rate. The Company accrued a $216,400 current state income tax expense for the year ended December 31, 2019 for certain states in which taxable income exceeded available net operating loss carryforwards.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2019, federal tax returns remained open for Internal Revenue Service review for tax years after 2016, while state tax returns remain open for review by state taxing authorities for tax years after 2015. The IRS completed an examination of the Company’s 2016 tax return during 2018, resulting in a reduction to the net operating loss carryforward of approximately $50,000. During 2019, the Company was notified that its 2017 federal income tax return was selected for examination, and that exam remains open as of December 31, 2019. There were no other federal or state income tax audits being conducted as of December 31, 2019.

The Company completed its analysis and review of all tax positions taken through December 31, 2019 and does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns.

11. COMMITMENTS:

The company does not have any commitments other than real property leases (see Note 3).

12. SUBSEQUENT EVENTS:

On February 4, 2020, we completed an exchange offer relating to our outstanding public warrants, in which the holders of the public warrants were offered 0.62 shares of common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”). On February 19, 2020, “FPAYW” was removed from listing on Nasdaq and deregistered under the Securities Exchange Act pending automatic conversion into shares of our common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9.A Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2019.

Item 9.B. Other Information.

On February 4, 2020, we completed an exchange offer relating to our outstanding public warrants, in which the holders of the public warrants were offered 0.62 shares of common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”). On February 19, 2020, “FPAYW” was removed from listing on Nasdaq and deregistered under the Securities Exchange Act pending automatic conversion into shares of our common stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11. Executive Compensation.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers” and “The Board of Directors and Its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Equity Compensation Plan Table” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Proposal 4−Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3) Exhibits: The following is a list of exhibits filed as a part of this Annual Report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
4.1	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.2	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Qfiled on November 14, 2017 and incorporated herein by reference)
4.3	Certificate of Designations for Series 2 Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.4	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.5	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.6	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.7

Amendment No. 1 to Warrant Agent Agreement, dated as of December 30, 2019, between FlexShopper, Inc. and Continental Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019 and incorporated herein by reference)

4.8*	Description of the FlexShopper, Inc. Securities Registered under Section 12 of the Securities Exchange Act
10.1	Office Lease, dated August 7, 2013, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.2	First Amendment to Lease Agreement, dated January 24, 2014, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
10.3	Second Amendment to Lease Agreement, dated March 14, 2017, by and between Fountain Square Acquisition Company LLC and FlexShopper, LLC (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.4	Agreement of Lease, dated September 1, 2015, by and between the Oakland Commerce Center, LLC and FlexShopper, LLC (previously filed as Exhibit 10.02 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.5	Standard Retail Space Lease, dated August 25, 2017, by and between FlexShopper LLC and 1014 Pepper, Inc. (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.6+	Executive Employment Agreement, dated January 31, 2007, by and between the Company and Brad Bernstein (previously filed as Exhibit 10.3 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.7	Credit Agreement, dated as of March 6, 2015, by and among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)

Exhibit Number	Description
10.8	Investor Rights Agreement, dated as of March 6, 2015, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.9	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among the Company and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12,2015 and incorporated herein by reference)
10.10	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.11	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.12+	Executive Employment Agreement, dated December 1, 2015, by and between the Company and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.13	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.14+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.15+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007and incorporated herein by reference)
10.16+	Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)
10.17+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.18+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.19	Amendment No. 4 to the Credit Agreement and Waiver, dated March 29, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.20	Investor Rights Agreement, dated as of June 10, 2016, by and among FlexShopper, Inc., B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2016 and incorporated herein by reference).
10.21	Omnibus Amendment, dated January 27, 2017, by and among FlexShopper 2, LLC, FlexShopper, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
10.22+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 and incorporated herein by reference)
10.23	Letter Agreement, dated January 9, 2018, by and between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.24	Form of Commitment Letter and Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.25+	2018 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2018)
10.26	Amendment No. 6 to Credit Agreement, dated April 3, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)
10.27	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)

Exhibit Number	Description
10.29	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018 and incorporated herein by reference)
10.30	Amendment No. 8 to Credit Agreement, dated August 29, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.31	Amendment No. 2 to Investor Rights Agreement, dated August 27, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.32	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.33	Amendment No. 9 to Credit Agreement, dated September 22, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2018 and incorporated herein by reference)
10.34	Amendment No. 10 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2018 and incorporated herein by reference)
10.35	Amendment No. 11 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.36	[Left intentionally blank]
10.37	Form of Commitment Letter and Subordinated Promissory Note, dated January 25, 2019, issued by FlexShopper, LLC to 122 Partners, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.38	Office Lease, dated January 29, 2019, between FlexShopper, LLC and Mainstreet CV North 40, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.39	Consulting Agreement, dated as of February 19, 2019, between the Company and XLR8 Capital Partners LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.40	Form of Commitment Letter and Subordinated Promissory Note, dated February 19, 2019, issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.41	Amendment No. 1 to 2018 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed March 25, 2019)
10.42	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019 and incorporated herein by reference)
10.43+

Employment Agreement, dated September 20, 2019, between FlexShopper, Inc. and Richard House, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference)

10.44	Form of Warrant Amendment and Exchange Agreement, dated as of December 30, 2019, amount FlexShopper, Inc. and the Holders signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2019 and incorporated herein by reference)
10.45	Employment Agreement, dated January 1, 2020, by and between the Company and Harold Russell Heiser, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020 and incorporated herein by reference)
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.1	Subsidiaries of the Company*
23.1	Consent of EisnerAmper LLP*
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document,XBRL Taxonomy Extension Schema*
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

+	Indicates a management contract or any compensatory plan contract or arrangement.

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: March 2, 2020	By:	/s/ Richard House, Jr.
Richard House, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Richard House, Jr.	Chief Executive Officer	March 2, 2020
Richard House, Jr.	(Principal Executive Officer)

/s/ Russ Heiser	Chief Financial Officer	March 2, 2020
Russ Heiser	(Principal Financial Officer and Principal Accounting Officer)

/s/ James D. Allen	Director	March 2, 2020
James D. Allen

/s/ Brad Bernstein	Director	March 2, 2020
Brad Bernstein

/s/ Howard S. Dvorkin	Chairman of the Board of Directors	March 2, 2020
Howard S. Dvorkin

/s/ Sean Hinze	Director	March 2, 2020
Sean Hinze

/s/ T. Scott King	Director	March 2, 2020
T. Scott King

/s/ Carl Pradelli	Director	March 2, 2020
Carl Pradelli