Form 10-Q
period 2020-03-31
FlexShopper, Inc.
filed 2020-05-06
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, the issuer had a total of 21,351,643 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information; and

●	our business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact could be materially adverse.

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,454,520	$6,868,472
Accounts receivable, net	8,459,944	8,272,332
Prepaid expenses	760,610	672,242
Lease merchandise, net	29,898,676	31,063,104
Total current assets	44,573,750	46,876,150

PROPERTY AND EQUIPMENT, net	5,414,740	5,260,407

OTHER ASSETS, net	74,623	78,335
	$50,063,113	$52,214,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,161,491	$4,567,889
Accrued payroll and related taxes	293,004	513,267
Loan payable under credit agreement to beneficial shareholder, net of $16,244 at 2020 of unamortized issuance costs	2,294,829	-
Promissory notes to related parties, net of $1,333 at 2020 and $5,333 at 2019 of unamortized issuance costs, including accrued interest	1,212,777	1,067,740
Accrued expenses	1,600,988	1,372,901
Lease liability - current portion	129,203	27,726
Total current liabilities	8,692,292	7,549,523

Loan payable under credit agreement to beneficial shareholder, net of $178,687 at 2020 and $281,138 at 2019 of unamortized issuance costs and current portion	25,243,117	28,904,738
Promissory notes to related parties, net of $20,690 at 2020 and $24,828 at 2019 of unamortized issuance costs and current portion	3,729,310	3,725,172
Lease liabilities less current portion	2,031,370	2,067,184
Total liabilities	39,696,089	42,246,617

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 171,191 shares at $5.00 stated value	855,955	855,955
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,351,643 shares at 2020 and 17,783,960 shares at 2019	2,135	1,779
Additional paid in capital	35,660,429	35,313,721
Accumulated deficit	(48,103,495)	(48,155,180)
Total stockholders’ equity	10,367,024	9,968,275
	$50,063,113	$52,214,892

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2020	2019

Revenues:
Lease revenues and fees, net	$23,697,705	$21,784,779
Lease merchandise sold	1,145,042	946,618
Total revenues	24,842,747	22,731,397

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	16,196,949	15,277,939
Cost of lease merchandise sold	630,781	565,007
Marketing	1,031,145	848,546
Salaries and benefits	2,548,869	1,758,087
Operating expenses	3,171,692	2,596,282
Total costs and expenses	23,579,436	21,045,861

Operating income	1,263,311	1,685,536
Interest expense including amortization of debt issuance costs	1,211,626	1,181,993
Net Income	51,685	503,543

Dividends on Series 2 Convertible Preferred Shares	609,717	609,168
Deemed dividend from exchange offer of warrants	713,212	-
Net loss attributable to common shareholders	$(1,271,244)	$(105,625)

Basic and diluted (loss) per common share:
Basic and diluted	$(0.06)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	19,903,435	17,650,847

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020 and 2019

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	171,815	-	171,815
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	43,999	-	43,999
Exercise of warrants into common stock	-	-	-	-	105,000	10	131,240	-	131,250
Exchange offer of warrants					3,462,683	346	(346)	-	-
Net income	-	-	-	-	-	-		51,685	51,685
Balance, March 31, 2020	171,191	$855,955	21,952	$21,952,000	21,351,643	$2,135	$35,660,429	$(48,103,495)	$10,367,024

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,074,488	$(48,732,595)	$8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	25,529	-	25,529
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	11,200	-	11,200
Refund of costs related to equity raise	-	-	-	-	-	-	13,147	-	13,147
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Net income	-	-	-	-	-	-	-	503,543	503,543
Balance, March 31, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,465,425	$(48,229,052)	$9,046,095

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2020 and 2019

(unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,685	$503,543
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and impairment of lease merchandise	16,196,949	15,277,939
Other depreciation and amortization	554,359	584,968
Compensation expense related to issuance of stock options and warrants	215,814	36,729
Provision for doubtful accounts	7,682,927	7,344,944
Interest in kind added to promissory notes balance	141,038	167,119
Changes in operating assets and liabilities:
Accounts receivable	(7,870,539)	(7,479,319)
Prepaid expenses and other	(87,873)	(17,624)
Lease merchandise	(15,032,521)	(11,095,183)
Security deposits	2,943	(60,000)
Accounts payable	(1,406,398)	(5,211,226)
Accrued payroll and related taxes	(220,263)	(197,565)
Accrued expenses	330,408	(320,979)
Net cash provided by (used in) operating activities	558,529	(466,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(646,414)	(553,184)
Net cash used in investing activities	(646,414)	(553,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment under finance lease obligation	(1,515)	-
Refund of equity issuance related costs	-	13,147
Proceeds from exercise of warrants	131,250	-
Proceeds from promissory notes, net of fees	-	2,940,000
Proceeds from loan payable under credit agreement	1,900,000	1,241,328
Repayment of loan payable under credit agreement	(3,353,000)	(6,665,989)
Repayment of installment loan	(2,802)	(2,802)
Net cash used in financing activities	(1,326,067)	(2,474,316)

DECREASE IN CASH	(1,413,952)	(3,494,154)

CASH, beginning of period	$6,868,472	$6,141,210

CASH, end of period	$5,454,520	$2,647,056

Supplemental cash flow information:
Interest paid	$985,763	$993,544
Deemed dividend from exchange offer of warrants	$713,212	$-
Conversion of preferred stock to common stock	$-	$341,070

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019

(Unaudited)

1. BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc.’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The consolidated balance sheet as of December 31, 2019 contained herein has been derived from audited financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or monthly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Accounts receivable	$20,687,556	$18,249,273
Allowance for doubtful accounts	(12,227,612)	(9,976,941)
Accounts receivable, net	$8,459,944	$8,272,332

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $5,432,256 for the three months ended March 31, 2020 and $5,029,904 for the three months ended March 31, 2019.

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning balance	$9,976,941	$3,754,306
Provision	7,682,927	34,838,046
Accounts written off	(5,432,256)	(28,615,411)
Ending balance	$12,227,612	$9,976,941

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

The net leased merchandise balances consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Lease merchandise at cost	$49,090,635	$46,807,570
Accumulated depreciation	(16,901,851)	(13,518,181)
Impairment reserve	(2,290,108)	(2,226,285)
Lease merchandise, net	$29,898,676	$31,063,104

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of purchase.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $86,208 for the three months ended March 31, 2020, and $54,840 for the three months ended March 31, 2019.

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 25, 2019 and February 19, 2019 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $8,139 for the three months ended March 31, 2020 and $5,425 for the three months ended March 31, 2019.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $600,261 for the three months ended March 31, 2020 and $547,044 for the three months ended March 31, 2019, respectively. Capitalized software amortization expense was $436,767 for the three months ended March 31, 2020 and $508,182 and for the three months ended March 31, 2019.

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

In computing diluted loss per share for the three months ended March 31, 2020 and the three months ended March 31, 2019, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s induced conversion of warrants.

	Three Months ended
	March 31,
	2020	2019
Series 1 Convertible Preferred Stock	226,366	216,637
Series 2 Convertible Preferred Stock	5,845,695	5,639,745
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	112,785
Common Stock Options	2,419,818	605,400
Common Stock Warrants	1,752,488	7,222,489
	10,361,270	13,797,056

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended
	March 31,
	2020	2019
Numerator
Net income	$51,685	$503,543
Convertible Series 2 Preferred Share dividends	(609,717)	(609,168)
Deemed dividend from exchange offer of warrants	(713,212)	-
Numerator for basic and diluted EPS	$(1,271,244)	$(105,625)
Denominator
Denominator for basic and diluted EPS - weighted average shares	19,903,435	17,650,847
Basic EPS	$(0.06)	$(0.01)
Diluted EPS	$(0.06)	$(0.01)

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

Fair Value of Financial Instruments - The carrying value of certain financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs approximates fair value.  The carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2020, and 2019, the Company had not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

4. LEASES

Lease Commitments

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

	Three Months ended
	March 31,
	2020	2019
Lease billings and accruals	$31,380,632	$29,129,723
Provision for doubtful accounts	7,682,927	7,344,944
Lease revenues and fees	$23,697,705	$21,784,779

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

The rental expense for the three months ended March 31, 2020 and 2019 was approximately $167,000 and $99,000, respectively. At March 31, 2020, the future minimum annual lease payments are approximately as follows:

2020	$305,000
2021	428,000
2022	419,000
2023	429,000
2024	437,000
Thereafter	1,616,000
$3,634,000

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

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheet beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities at March 31, 2020, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$1,813,072	$1,847,932
Finance Lease Asset	Property and Equipment, net	33,322	31,299
Total Lease Assets		$1,846,394	$1,879,231

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$122,221	$22,088
Finance Lease Liability - current portion	Current Lease Liabilities	6,982	5,638
Operating Lease Liability- net of current portion	Long Term Lease Liabilities	2,003,638	2,040,576
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	27,732	26,608
Total Lease Liabilities		$2,160,573	$2,094,910

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.44%	8
Finance Leases	13.30%	4

Upon adoption of Topic 842, discount rates for existing operating leases were established as of January 1, 2019. The discount rate for the new operating lease for space in 901 Yamato Road, Boca Raton, FL was established as of June 1, 2019.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $106,880 for the three months ended March 31, 2020.

Supplemental cash flow information related to operating leases is as follows:

	Three Months ended
	March 31,
	2020	2019
Cash payments for operating leases	$6,864	$66,000
Cash payments for finance leases	2,661	-
New operating lease asset obtained in exchange for lease liabilities	-	191,000
New finance lease asset obtained in exchange for lease liabilities	4,033	-

Below is a summary of undiscounted operating lease liabilities as of March 31, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2020	$296,813
2021	416,998
2022	407,450
2023	419,674
2024	432,264
2025 and thereafter	1,615,830
Total undiscounted cash flows	3,589,029
Less: interest	(1,463,170)
Present value of lease liabilities	$2,125,859

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

Below is a summary of undiscounted finance lease liabilities as of March 31, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2020	$8,388
2021	11,184
2022	11,184
2023	9,699
2024	4,782
Total undiscounted cash flows	45,237
Less: interest	(10,523)
Present value of lease liabilities	$34,714

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2020	December 31, 2019
Furniture, fixtures and vehicle	2-5 years	$99,429	$95,671
Website and internal use software	3 years	10,724,091	10,123,830
Computers and software	3-7 years	639,341	596,946
		11,462,861	10,816,447
Less: accumulated depreciation and amortization		(7,894,515)	(7,435,271)
Right of use assets, net		1,846,394	1,879,231
		$5,414,740	$5,260,407

Depreciation and amortization expense were $459,244 and $523,934 for the three months ended March 31, 2020 and 2019, respectively.

6. PROMISSORY NOTES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 computed on the basis of a 360-day year, which equaled 16.7% at March 31, 2020.

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

Prior to Mr. Heiser’s Note maturity date, the Company paid down the entire principal and interest balance on June 28, 2019 in the amount of $507,339. NRNS amended and restated the NRNS Note such that the maturity date of the revised Note was set at June 30, 2021. In addition, the Company drew $500,000 on the Note held by NRNS on June 28, 2019. As of March 31, 2020, $1,828,886 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of the principal amount and accrued interest under the January 2019 Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.7% at March 31, 2020. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of March 31, 2020, $1,045,068 of principal and accrued and unpaid interest was outstanding on the January Note. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.7% at March 31, 2020. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of March 31, 2020, $2,090,156 of principal and accrued and unpaid interest was outstanding on the February Note.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2020	$1,000,000	$214,110
2021	$3,750,000	$-

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. At March 31, 2020, amounts borrowed bear interest at 11.70%. The Company had $4,767,123 available under the Credit Agreement as of March 31, 2020.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at March 31, 2020, follows:

	March 31, 2020
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$10,367,024
Unrestricted Cash greater than	1,500,000	5,454,520
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	3.13

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

Availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $901,530 for the three months ended March 31, 2020 and $953,910 for the three months ended March 31, 2019. As of March 31, 2020, the outstanding balance under the Credit Agreement was $27,732,877. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $194,931. Interest is payable monthly on the outstanding balance of the amounts borrowed.

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

As of March 31, 2020, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of March 31, 2020, there were 171,191 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 226,366 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of March 31, 2020 totaled approximately $9,002,801. As of March 31, 2020, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; provided, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock entitles the holder to one vote at all stockholder meetings. The common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

Warrants

In September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share (the “Public Warrants”). The warrants were immediately exercisable and expire five years from the date of issuance. The warrants were listed on the Nasdaq Capital Market under the symbol “FPAYW”.

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

As part of a consulting agreement with XLR8 Capital Partners LLC (the “Consultant”), an entity of which the Company’s Chairman is manager, the Company agreed to issue 40,000 warrants to the Consultant monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share or, if the closing share price on the last day of the month exceeds $1.25, then such exercise price will be 110% of the closing share price. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. In February 2020, this agreement was extended for an additional six months through August 31, 2020.

During the three months ended March 31, 2020, the Company recorded an expense of $43,999 based on a weighted average valuation of $0.37 per warrant.

	Warrants	Expense	Valuation
Grant Date	Granted	Recorded	Per Warrant
January 31, 2020	40,000	$16,503	$0.41
February 29, 2020	40,000	$18,727	$0.47
March 31, 2020	40,000	$8,769	$0.22
	120,000	$43,999	$0.37

The following table summarizes information about outstanding stock warrants as of March 31, 2020, all of which are exercisable:

	Common	Series 2 Preferred	Weighted Average
Exercise	Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$5.50	177,304		2 years
$1.25	1,215,184		3 years
$1.76	40,000		3 years
$2.00	40,000		3 years
$1.69	40,000		3 years
$1.54	40,000		3 years
$2.01	40,000		3 years
$2.78	40,000		3 years
$2.53	40,000		3 years
$2.93	40,000		3 years
$1.40	40,000		3 years
$1,250	-	439	3 years
	1,752,488	439

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

Activity in stock options for the three months ended March 31, 2020 and March 31, 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2020	2,004,318	$1.72
Granted	425,000	2.53
Forfeited	(9,500)	1.17			4,453
Expired	-
Outstanding at March 31, 2020	2,419,818	$1.86	8.05		$539,949
Vested and exercisable at March 31, 2020	853,485	$2.49	7.77		$226,328

Outstanding at January 1, 2019	620,900	$3.75
Granted	29,000	0.87
Forfeited	(19,500)	1.27			$788
Expired	(25,000)	6.20		$
Outstanding at March 31, 2019	605,400	$3.59	7.92		4,408
Vested and exercisable at March 31, 2019	304,900	$3.59	6.58

The weighted average grant date fair value of options granted during the three-month period ended March 31, 2020 and March 31, 2019 was $1.39 and $0.34 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

	Three Months ended
	March 31,
	2020	2019
Exercise price	$2.53	$0.87
Expected life	5.1 years	5.5 years
Expected volatility	64%	38%
Dividend yield	0%	0%
Risk-free interest rate	1.69%	2.50%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $171,815 for the three months ended March 31, 2020, and $25,529 for the three months ended March 31, 2019. Unrecognized compensation cost related to non-vested options at March 31, 2020 amounted to approximately $912,915, which is expected to be recognized over a weighted average period of 3.44 years.

10. INCOME TAXES

As of March 31, 2020, the Company had federal net operating loss carryforwards (“NOL”) of approximately $66,900,000 and state net operating loss carryforwards of approximately $6,000,000 available to offset future taxable income which expire from 2024 to 2037. NOL’s created after January 1, 2018 do not expire, but are limited.

Management believes that the federal and state deferred tax asset as of March 31, 2020 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the deferred tax asset.

11. EXCHANGE OFFER OF WARRANTS

On February 4, 2020, the Company completed an exchange offer relating to outstanding public warrants, in which the holders of the public warrants were offered 0.62 shares of common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”).

In total, 5,351,290 warrants were exchanged for 3,317,812 shares in accordance with the Warrant Exchange Offer.

On February 19, 2020, the Company exchanged all remaining untendered public warrants for common stock at a rate of 0.56 shares per public warrant in accordance with the terms of the Warrant Agreement (the “Mandatory Conversion of Warrants”). In total 258,610 warrants were exchanged for 144,871 shares in this transaction.

As a result of this transaction, the Company recognized a deemed dividend of $713,212 resulting from the excess intrinsic value at the date of the exchange of the total issued common stock over the warrants.

Also, on February 19, 2020, “FPAYW” was removed from listing on Nasdaq and deregistered under the Securities Exchange Act.

12. CONTINGENCIES AND OTHER UNCERTAINTIES

The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, the recovery time of the disrupted supply chains, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for the Company’s leases are impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

13. COMMITMENTS

The Company does not have any commitments other than real property leases (Note 4).

14. SUBSEQUENT EVENTS

Paycheck Protection Program

FlexShopper, LLC (the “Borrower”) applied for and received a loan (the “Loan”) from Customers Bank (the “Lender”) in the principal amount of $1,914,100, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.

The Loan is evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the Lender. The Note matures on April 30, 2022, and bears interest at the rate of 1.00% per annum, payable monthly commencing on November 30, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan will be available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest may be forgiven to the extent the Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to cause the Borrower to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the Loan in accordance with the terms of the PPP.

Promissory note

On April 30, 2020, FlexShopper, LLC and 122 Partners, LLC, as lender, agreed to extend the maturity date of the subordinated promissory note in the principal amount of $1,000,000, issued by FlexShopper, LLC pursuant to the subordinated debt financing letter agreement, dated January 25, 2019,  to April 30, 2021. For more information, see Note 6 to Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2019 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As a result of the evolving impact of Covid-19 on the economy, on May 6, 2020, we withdrew our 2020 full-year guidance. At FlexShopper, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The Covid-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the Covid-19 pandemic on our business as we learn more and the impact of Covid-19 on our industry becomes clearer.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Accounts receivable	$20,687,556	$18,249,273
Allowance for doubtful accounts	(12,227,612)	(9,976,941)
Accounts receivable, net	$8,459,944	$8,272,332

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $5,432,256 for the three months ended March 31, 2020, and $5,029,904 for the three months ended March 31, 2019.

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

Key performance metrics for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$31,380,632	$29,129,723	$2,250,909	7.7
Lease merchandise sold	1,145,042	946,618	198,424	21.0
Gross Revenue	32,525,674	30,076,341	2,449,333	8.1
Provision for doubtful accounts and revenue adjustments	(7,682,927)	(7,344,944)	(337,983)	4.6
Net revenues	24,842,747	22,731,397	2,111,350	9.3
Cost of merchandise sold	(630,781)	(565,007)	(65,774)	11.6
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(16,194,949)	(15,277,939)	(919,010)	6.0
Gross Profit	$8,015,017	$6,888,451	$1,126,566	16.4
Gross profit margin	32%	30%

	Three months ended March 31,
	2020	2019	$ Change	% Change
Adjusted EBITDA:
Net income	$51,685	$503,543	$(451,858)	(89.7)
Amortization of debt costs	94,346	60,265	34,081	56.6
Other amortization and depreciation	460,013	524,703	(64,690)	(12.3)
Interest expense	1,117,281	1,121,728	(4,447)	(0.4)
Stock compensation	171,815	25,529	146,286	573.0
Non-recurring product/infrastructure expenses	104,663	92,297	12,366	13.4
Adjusted EBITDA	$1,999,803	$2,328,065	$(328,262)	-

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table details operating results for the three months ended March 31, 2020 and 2019:

	2020	2019	$ Change	% Change

Gross lease revenues and fees	$31,380,632	$29,129,723	$2,250,909	7.7
Provision for doubtful accounts	7,682,927	7,344,944	337,983	4.6
Lease revenues and fees, net of bad debt expense	23,697,705	21,784,779	1,912,926	8.8
Lease merchandise sold	1,145,042	946,618	198,424	21.0
Total revenues	24,842,747	22,731,397	2,111,350	9.3
Cost of lease revenue and merchandise sold	16,827,730	15,842,946	984,784	6.2
Marketing	1,031,145	848,546	182,599	21.5
Salaries and benefits	2,548,869	1,758,087	790,782	45.0
Other operating expenses	3,171,692	2,596,282	575,410	22.2
Operating income	1,263,311	1,685,536	(422,225)	(25.0)
Interest expense	1,211,626	1,181,993	29,633	2.5
Net income	$51,685	$503,543	$(451,858)	(89.7)

FlexShopper originated 36,153 gross leases less same day modifications and cancellations with an average origination value of $475 for the three months ended March 31, 2020 compared to 29,972 gross leases less same day modifications and cancellations with an average origination value of $470 for the comparable period last year. Total lease revenues for the three months ended March 31, 2020 were $23,697,705 compared to $21,784,779 for the three months ended March 31, 2019, representing an increase of $1,912,926, or 8.8%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2020 was $16,827,730 compared to $15,842,946 for the three months ended March 31, 2019, representing an increase of $984,784, or 6.2%. Cost of lease revenue and merchandise sold for the three months ended March 31, 2020 is comprised of depreciation expense and impairment of lease merchandise of $16,196,949 and the net book value of merchandise sold of $630,781. Cost of lease revenue and merchandise sold for the three months ended March 31, 2019 is comprised of depreciation expense on lease merchandise of $15,277,939 and the net book value of merchandise sold of $565,007. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the three months ended March 31, 2020 was $1,031,145 compared to $848,546 in the three months ended March 31, 2019, an increase of $182,598, or 21.5%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost.

Salaries and benefits in the three months ended March 31, 2020 was $2,548,869 compared to $1,758,087 in the three months ended March 31, 2019, an increase of $790,782, or 45.0%. Head count increase that took place in the fourth quarter of 2019 to handle the volume increase of the holiday season plus the hire of certain key management was the driver for the increase in salaries and benefits expenses.

Other operating expenses for the three months ended March 31, 2020 and 2019 included the following:

	2020	2019
Amortization and depreciation	$460,013	$524,703
Computer and internet expenses	429,315	350,740
Legal and professional fees	703,737	323,349
Merchant bank fees	472,461	445,816
Stock compensation expense	171,815	25,529
Customer verification expenses	406,815	422,928
Other	527,536	503,217
Total	$3,171,692	$2,596,282

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

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash of $5,454,520 compared to $2,647,056 at the same date in 2019. As of December 31, 2019, the Company had cash of $6,868,472. The decrease in cash from December 31, 2019, was primarily due to the repayments on the Credit Agreement and lease merchandise acquired.

As of March 31, 2020, the Company had accounts receivable of $20,687,556 offset by an allowance for doubtful accounts of $12,227,612, resulting in net accounts receivable of $8,459,944. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Recent Financing Activity

On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the January Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $558,529 for the three months ended March 31, 2020 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Net cash used in operating activities was $466,654 for the three months ended March 31, 2019 and primarily consisted of lease merchandise acquired partially offset by the net income for the period.

Cash Flows from Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $646,414 comprised of $46,152 for the purchase of property and equipment and $600,262 for capitalized software costs.

For the three months ended March 31, 2019, net cash used in investing activities was $553,184 comprised of $6,140 for the purchase of property and equipment and $547,044 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,326,067 for the three months ended March 31, 2020 due to loan repayments on the Credit Agreement of $3,353,000 partially offset by $1,900,000 of funds drawn on the Credit Agreement.

Net cash used in financing activities was $2,474,316 for the three months ended March 31, 2019 due to loan repayments on the Credit Agreement of $6,665,988 partially offset by $2,940,000 of funds drawn on the Promissory Notes and $1,241,328 of funds drawn on the Credit Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2020.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Our business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact could be materially adverse.

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic;

●	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on national and global economic activity;

●	the actions taken in response to economic disruption;

●	the impact of business disruptions and reductions in employment levels on our customers and the resulting impact on their demand for our services and solutions;

●	the increase in business failures among small- and mid-sized businesses that we serve;

●	our customers’ ability to pay for our services and solutions; and

●	our ability to provide our services and solutions, including as a result of our employees or our customers’ employees working remotely and/or closures of offices and facilities.

Any of these factors could cause or contribute to the risks and uncertainties identified in our fiscal 2019 Form 10-K and could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of March 31, 2020, the Company has issued warrants exercisable for 520,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. The warrants are exercisable immediately at a weighted average price of $1.82 per share and an exercise price range from $1.25 to $2.93 and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The following table details the warrants granted for the three months ended March 31, 2020:

Warrants
Grant Date	Granted
January 31, 2020	40,000
February 29, 2020	40,000
March 31, 2020	40,000
120,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
10.1	Employment Agreement, dated January 1, 2020, between FlexShopper, Inc. and Harold Russell Heiser, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filled on January 6, 2020 and incorporated herein by reference).
10.2	Amendment to Consulting Agreement, dated February 19, 2019, between the Company and XLR8 Capital Partners LLC*.
10.3	Form of Commitment Letter and Promissory Note between FlexShopper, LLC and Customer Bank*.
10.4	Amendment to Subordinated Debt Financing Letter Agreement issued by FlexShopper, LLC to 122 Partners, LLC*.
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema*
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 6, 2020	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)