Form 10-Q
period 2020-06-30
FlexShopper, Inc.
filed 2020-08-10
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, the issuer had a total of 21,359,445 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	the business and financial impact of the COVID-19 pandemic; and

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,851,009	$6,868,472
Accounts receivable, net	7,969,997	8,272,332
Prepaid expenses	591,276	672,242
Lease merchandise, net	26,081,242	31,063,104
Total current assets	44,493,524	46,876,150

PROPERTY AND EQUIPMENT, net	5,489,986	5,260,407

OTHER ASSETS, net	73,854	78,335
	$50,057,364	$52,214,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,079,283	$4,567,889
Accrued payroll and related taxes	513,098	513,267
Loan payable under credit agreement to beneficial shareholder, net of $36,838 at 2020 of unamortized issuance costs	8,541,037	-
Promissory notes to related parties, net of $16,552 at 2020 and $5,333 at 2019 of unamortized issuance costs, including accrued interest	4,793,918	1,067,740
Promissory note	845,047	-
Accrued expenses	1,210,665	1,372,901
Lease liability - current portion	151,146	27,726
Total current liabilities	19,134,194	7,549,523

Loan payable under credit agreement to beneficial shareholder, net of $73,676 at 2020 and $281,138 at 2019 of unamortized issuance costs and current portion	17,082,075	28,904,738
Promissory notes to related parties, net of $24,828 at 2019 of unamortized issuance costs and current portion	-	3,725,172
Promissory note	1,072,042	-
Accrued payroll and related taxes less current portion	85,091	-
Lease liabilities less current portion	2,028,852	2,067,184
Total liabilities	39,402,254	42,246,617

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at 2020 and 171,191 shares at 2019 at $5.00 stated value	851,660	855,955
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,356,112 shares at 2020 and 17,783,960 shares at 2019	2,136	1,779
Additional paid in capital	36,214,871	35,313,721
Accumulated deficit	(48,365,557)	(48,155,180)
Total stockholders’ equity	10,665,110	9,968,275
	$50,057,364	$52,214,892

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenues:
Lease revenues and fees, net	$22,900,280	$19,901,156	$46,597,985	$41,685,935
Lease merchandise sold	1,629,850	763,184	2,774,892	1,709,802
Total revenues	24,530,130	20,664,340	49,372,877	43,395,737

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	15,898,255	14,260,308	32,095,204	29,538,247
Cost of lease merchandise sold	1,291,090	498,838	1,921,871	1,063,845
Marketing	938,049	314,229	1,969,194	1,162,775
Salaries and benefits	2,276,516	2,037,081	4,825,385	3,795,168
Operating expenses	3,337,162	2,841,846	6,508,853	5,438,128
Total costs and expenses	23,741,072	19,952,302	47,320,507	40,998,163

Operating income	789,058	712,038	2,052,370	2,397,574

Interest expense including amortization of debt issuance costs	1,051,120	1,021,984	2,262,747	2,203,977
Net (loss)/ income	(262,062)	(309,946)	(210,377)	193,597

Deemed dividend from exchange offer of warrants	-	-	713,212	-
Dividends on Series 2 Convertible Preferred Shares	609,728	609,282	1,219,445	1,218,450
Net loss attributable to common shareholders	$(871,790)	$(919,228)	$(2,143,034)	$(1,024,853)

Basic and diluted loss per common share:
Basic and diluted	$(0.04)	$(0.05)	$(0.10)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	21,351,914	17,666,193	20,627,674	17,658,562

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2020 and 2019

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	171,815	-	171,815
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	43,999	-	43,999
Exercise of warrants into common stock	-	-	-	-	105,000	10	131,240	-	131,250
Exchange offer of warrants	-	-	-	-	3,462,683	346	(346)	-	-
Net income	-	-	-	-	-	-	-	51,685	51,685
Balance, March 31, 2020	171,191	$855,955	21,952	$21,952,000	21,351,643	$2,135	$35,660,429	$(48,103,495)	$10,367,024
Provision for compensation expense related to stock options	-	-	-	-	-	-	452,033	-	452,033
Exercise of stock options into common stock	-	-	-	-	3,333	1	2,633	-	2,634
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	95,481	-	95,481
Conversion of preferred stock to common stock	(859)	(4,295)	-	-	1,136	-	4,295	-	-
Net loss								(262,062)	(262,062)
Balance, June 30, 2020	170,332	851,660	21,952	21,952,000	21,356,112	2,136	36,214,871	(48,365,557)	10,655,110

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,074,488	$(48,732,595)	$8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	25,529	-	25,529
Refund of costs related to equity raise	-	-	-	-	-	-	13,147	-	13,147
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	11,200	-	11,200
Net income	-	-	-	-	-	-		503,543	503,543
Balance, March 31, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,465,425	$(48,229,052)	$9,046,095
Provision for compensation expense related to stock options	-	-	-	-	-	-	303,243	-	303,243
Refund of costs related to equity raise	-	-	-	-	-	-	10,000	-	10,000
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	32,000	-	32,000
Net loss	-	-	-	-	-	-		(309,946)	(309,946)
Balance, June 30, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,810,668	$(48,538,998)	$9,081,392

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2020 and 2019

(unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(210,377)	$193,597
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and impairment of lease merchandise	32,095,204	29,538,247
Other depreciation and amortization	1,246,372	1,237,143
Compensation expense related to issuance of stock options and warrants	763,328	371,972
Provision for doubtful accounts	15,564,198	15,774,830
Interest in kind added to promissory notes balance	2,989	-
Changes in operating assets and liabilities:
Accounts receivable	(15,261,863)	(16,296,288)
Prepaid expenses and other	81,916	(198,666)
Lease merchandise	(27,113,342)	(21,598,717)
Security deposits	2,943	(40,801)
Accounts payable	(1,488,607)	(5,745,326)
Accrued payroll and related taxes	84,922	(28,436)
Accrued expenses	27,258	(511,712)
Net cash provided by operating activities	5,794,941	2,695,843

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,399,360)	(1,105,122)
Net cash used in investing activities	(1,399,360)	(1,105,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment under finance lease obligation	(3,175)	-
Refund of equity issuance related costs	-	23,147
Proceeds from exercise of warrants	131,250	-
Proceeds from exercise of stock options	2,634	-
Proceeds from promissory notes, net of fees	1,914,100	3,440,000
Proceeds from loan payable under credit agreement	2,412,000	1,358,343
Repayment of loan payable under credit agreement	(5,864,250)	(9,255,988)
Repayment of promissory note	-	(500,000)
Repayment of instalment loan	(5,603)	(5,604)
Net cash used in financing activities	(1,413,044)	(4,940,102)

INCREASE/ (DECREASE) IN CASH	2,982,537	(3,349,381)

CASH, beginning of period	$6,868,472	$6,141,210

CASH, end of period	$9,851,009	$2,791,829

Supplemental cash flow information:
Interest paid	$2,120,502	$1,936,218
Deemed dividend from exchange offer of warrants	$713,212	$-
Conversion of preferred stock to common stock	$4,295	$341,070

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the six months ended June 30, 2020 and 2019

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

2. BUSINESS AND LIQUIDITY

FlexShopper, Inc. (“FlexShopper” or the “Company”) is a corporation organized under the laws of the State of Delaware in 2006. The Company owns 100% of FlexShopper, LLC, a North Carolina limited liability company, which in turns owns 100% of FlexShopper 1, LLC and FlexShopper 2, LLC. The Company is a holding corporation with no operations except for those conducted by FlexShopper, LLC. FlexShopper, LLC provides through e-commerce sites durable goods to consumers, including customers of third-party retailers and e-tailers, on a lease-to-own (“LTO”) basis.

To date, funds derived from the sale of FlexShopper’s common stock, warrants, Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock and the Company’s ability to borrow both funds collateralized by the lease portfolio and from promissory notes have provided the liquidity and capital resources necessary to fund its operations.

The Commitment Termination Date of the Credit Agreement (see Note 7) is February 28, 2021 and, accordingly, the Company would then start to repay all borrowed amounts under the facility through February 21, 2022.  Additionally, $ 3,750,000 and $1,000,000 of Promissory Notes (see Note 6) are due by June 30, 2021 and by April 30, 2021, respectively. The Company anticipates either renegotiating the terms of the Credit Agreement and Promissory Notes with the existing lenders or entering into agreements to refinance the existing arrangements with new lenders prior to the maturity of these agreements.  While the Company has been successful in previously refinancing these agreements and the holders of both the Credit Agreement and Promissory Notes are significant equity holders, it cannot provide any assurance that such refinancing’s will be available on terms favorable to the Company or available at all.  The inability to refinance the Credit Agreement and/or Promissory Notes could have a material impact to the Company’s operations.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Accounts receivable	$21,493,916	$18,249,273
Allowance for doubtful accounts	(13,523,919)	(9,976,941)
Accounts receivable, net	$7,969,997	$8,272,332

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $6,584,965 and $12,017,220 for the three and six months ended June 30, 2020 respectively and $4,346,498 and $9,376,402 for the three and six months ended June 30, 2019, respectively.

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Beginning balance	$9,976,941	$3,754,306
Provision	15,564,198	34,838,046
Accounts written off	(12,017,220)	(28,615,411)
Ending balance	$13,523,919	$9,976,941

FlexShopper classifies bad debt expense incurred as a reduction of lease revenue and fees within the consolidated statement of operations.

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

The net leased merchandise balances consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Lease merchandise at cost	$47,256,520	$46,807,570
Accumulated depreciation	(18,762,330)	(13,518,181)
Impairment reserve	(2,412,948)	(2,226,285)
Lease merchandise, net	$26,081,242	$31,063,104

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of purchase.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $84,416 and $170,624 for the three and six months ended June 30, 2020, respectively, and $50,431 and $105,271 for the three and six months ended June 30, 2019, respectively.

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 25, 2019 and February 19, 2019 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $5,471 and $13,609 for three and six months ended June 30, 2020 and $8,138 and $13,563 for the three and six months ended June 30, 2019, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $598,097 and $1,198,358 for the three and six months ended June 30, 2020, respectively, and $513,645 and $1,060,689 for the three and six months ended June 30, 2019, respectively. Capitalized software amortization expense was $569,217 and $1,005,984 for the three and six months ended June 30, 2020, respectively, and $1,083,247 and $575,066 for the three and six months ended June 30, 2019.

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

In computing diluted loss per share for the six months ended June 30, 2020 and the six months ended June 30, 2019, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s induced conversion of warrants.

	Six Months ended
	June 30,
	2020	2019
Series 1 Convertible Preferred Stock	225,230	216,637
Series 2 Convertible Preferred Stock	5,845,695	5,639,745
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	112,785
Common Stock Options	2,571,411	1,909,151
Common Stock Warrants	1,872,488	7,342,489
	10,631,727	15,220,807

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months ended
	June 30,
	2020	2019
Numerator
Net (loss)/income	$(210,377)	$193,597
Convertible Series 2 Preferred Share dividends	(1,219,445)	(1,218,450)
Deemed dividend from exchange offer of warrants	(713,212)	-
Numerator for basic and diluted EPS	$(2,143,034)	$(1,024,853)
Denominator
Denominator for basic and diluted EPS - weighted average shares	20,627,674	17,658,562
Basic EPS	$(0.10)	$(0.06)
Diluted EPS	$(0.10)	$(0.06)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2020, and 2019, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

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

The rental expense for the six months ended June 30, 2020 and 2019 was approximately $353,000 and $126,000, respectively. At June 30, 2020, the future minimum annual lease payments are approximately as follows:

2020	$213,000
2021	426,000
2022	417,000
2023	427,000
2024	435,000
Thereafter	1,673,000
$3,591,000

Lessor Information - Refer to Note 3 to these condensed consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

Lessee Information - As a result of ASC 842, Leases, the Company in its position as a lessee has recognized all of its operating and financing leases on the balance sheet as right-to-use asset and lease liabilities. The Company has elected a package of optional practical expedients. As a lessee, the Company leases retail, call center and corporate space under operating leases expiring at various times through 2028. At January 1, 2019, the Company recognized $191,001 of operating lease assets and $191,001 of operating lease liabilities as a result of adopting Topic 842.

The Company determines if an arrangement is a lease at inception. The breakout of operating lease assets, and current and non-current operating lease liabilities at June 30, 2020, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$1,738,802	$1,847,932
Finance Lease Asset	Property and Equipment, net	31,249	31,299
Total Lease Assets		$1,770,051	$1,879,231

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$143,931	$22,088
Finance Lease Liability - current portion	Current Lease Liabilities	7,215	5,638
Operating Lease Liability- net of current portion	Long Term Lease Liabilities	2,003,015	2,040,576
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	25,837	26,608
Total Lease Liabilities		$2,179,998	$2,094,910

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.08%	8
Finance Leases	13.30%	4

Upon adoption of Topic 842, discount rates for existing operating leases were established as of January 1, 2019. The discount rate for the new operating lease for space in 901 Yamato Road, Boca Raton, FL was established as of the commencement date of the lease.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $219,767 for the six months ended June 30, 2020.

Supplemental cash flow information related to operating leases is as follows:

	Six Months ended
	June 30,
	2020	2019
Cash payments for operating leases	$14,454	$133,200
Cash payments for finance leases	5,457	-
New operating lease asset obtained in exchange for lease liabilities	-	$1,869,287
New finance lease asset obtained in exchange for lease liabilities	4,033	-

Below is a summary of undiscounted operating lease liabilities as of June 30, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2020	$206,979
2021	415,050
2022	405,443
2023	417,606
2024	430,134
2025 and thereafter	1,672,961
Total undiscounted cash flows	3,548,173
Less: interest	(1,401,227)
Present value of lease liabilities	$2,146,946

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

Below is a summary of undiscounted finance lease liabilities as of June 30, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2020	$5,592
2021	11,184
2022	11,184
2023	9,699
2024	4,781
Total undiscounted cash flows	42,440
Less: interest	(9,388)
Present value of lease liabilities	$33,052

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2020	December 31, 2019
Furniture, fixtures and vehicle	2-5 years	$104,879	$95,671
Website and internal use software	3 years	11,322,188	10,123,830
Computers and software	3-7 years	788,740	596,946
		12,215,807	10,816,447
Less: accumulated depreciation and amortization		(8,495,872)	(7,435,271)
Right of use assets, net		1,770,051	1,879,231
		$5,489,986	$5,260,407

Depreciation and amortization expense were $601,357 and $592,836 for the three months ended June 30, 2020 and 2019, respectively and $1,060,601 and $1,116,770 for the six months ended June 30, 2020 and 2019, respectively.

6. PROMISSORY NOTES-RELATED PARTIES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreements with Russ Heiser, FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, respectively (such letter agreements, together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 computed on the basis of a 360-day year, which equaled 16.18% at June 30, 2020.

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

Prior to Mr. Heiser’s Note maturity date, the Company paid down the entire principal and interest balance on June 28, 2019 in the amount of $507,339. NRNS amended and restated the NRNS Note such that the maturity date of the revised Note was set at June 30, 2021. In addition, the Company drew $500,000 on the Note held by NRNS on June 28, 2019. As of June 30, 2020, $1,772,119 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. Mr. Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of the principal amount and accrued interest under the January 2019 Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.18% at June 30, 2020. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of June 30, 2020, $1,013,072 of principal and accrued and unpaid interest was outstanding on the January Note. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.18% at June 30, 2020. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of June 30, 2020, $2,025,279 of principal and accrued and unpaid interest was outstanding on the February Note.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2020	$-	$60,470
2021	$4,750,000	$-

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. At June 30, 2020, amounts borrowed bear interest at 11.18%. As of June 30, 2020, FlexShopper had borrowed approximately 100% of the available amount based on the Eligible Leases in the portfolio.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at June 30, 2020, follows:

	June 30, 2020
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$10,665,110
Unrestricted Cash greater than	1,500,000	9,851,009
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	3.03

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

Availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $763,910 and $1,665,440 for the three and the six months ended June 30, 2020, respectively, and $735,619 and $1,689,529 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the outstanding balance under the Credit Agreement was $25,733,626. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $110,514. Interest is payable monthly on the outstanding balance of the amounts borrowed.

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

As of June 30, 2020, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

859 shares of Series 1 Convertible Preferred Stock were converted into 1,136 shares of common stock during the three months ended June 30, 2020.

As of June 30, 2020, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,230 shares of common stock.

●	Series 2 Convertible Preferred Stock - The Company sold to B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, 20,000 shares of Series 2 Convertible Preferred Stock (“Series 2 Preferred Stock”) for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of June 30, 2020 totaled approximately $9,612,529. As of June 30, 2020, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock entitles the holder to one vote at all stockholder meetings. The common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

Warrants

In September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share (the “Public Warrants”). The warrants were immediately exercisable and expire five years from the date of issuance. The warrants were listed on the Nasdaq Capital Market under the symbol “FPAYW” (See note 11).

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

During the six months ended June 30, 2020, the Company recorded an expense of $139,480 based on a weighted average valuation of $0.58 per warrant.

	Warrants	Expense	Valuation
Grant Date	Granted	Recorded	Per Warrant
January 31, 2020	40,000	$16,503	$0.41
February 29, 2020	40,000	$18,727	$0.47
March 31, 2020	40,000	$8,769	$0.22
April 30, 2020	40,000	$25,412	$0.64
May 31, 2020	40,000	$33,388	$0.83
June 30, 2020	40,000	$36,681	$0.92
	240,000	$139,480	$0.58

The following table summarizes information about outstanding stock warrants as of June 30, 2020, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,215,184			3 years
$1.34	40,000			3 years
$1.40	40,000			3 years
$1.54	40,000			3 years
$1.69	40,000			3 years
$1.74	40,000			3 years
$1.76	40,000			3 years
$1.91	40,000			3 years
$2.00	40,000			3 years
$2.01	40,000			3 years
$2.53	40,000			3 years
$2.78	40,000			3 years
$2.93	40,000			3 years
$5.50	177,304			2 years
$1,250	-	439	*	3 years
	1,872,488	439

*	At June 30, 2020, these warrants were convertible into 116,903 shares of common stock

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

On April 24, 2020, the Company’s Board of Directors approved an Amendment to the 2018 Plan, subject to stockholder approval. On June 10, 2020, the Company’s stockholders approved the 2018 Plan Amendment that increased (a) the total number of shares available for issuance under the 2018 Plan by 1,000,000 shares and (b) the number of shares available for issuance as “incentive stock options” within the meaning of Internal Revenue Code Section 422 by 1,000,000 shares.

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

Activity in stock options for the six months ended June 30, 2020 and June 30, 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2020	2,004,318	$1.72		$2,542,361
Granted	634,756	2.58
Forfeited	(64,330)	0.92		18,520
Exercise	(3,333)	0.79		3,166
Outstanding at June 30, 2020	2,571,411	$1.95	7.94	$1,165,626
Vested and exercisable at June 30, 2020	1,623,746	$1.97	8.23	$971,228

Outstanding at January 1, 2019	620,900	$3.75
Granted	1,334,851	0.85
Forfeited	(21,600)	1.35		855
Expired	(25,000)	6.2
Outstanding at June 30, 2019	1,909.151	$1.72	9.12	$379,582
Vested and exercisable at June 30, 2019	742,434	$2.76	8.34	$108,686

The weighted average grant date fair value of options granted during the six-month period ended June 30, 2020 and June 30, 2019 was $1.52 and $0.52 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

	Six Months ended
	June 30,
	2020	2019
Exercise price	$2.58	$0.85
Expected life	5 years	6.8 years
Expected volatility	71%	63%
Dividend yield	0%	0%
Risk-free interest rate	1.23%	2.40%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $452,033 and $623,848 for the three and six months ended June 30, 2020, respectively, and $303,243 and $328,772 for the three and six months ended June 30, 2019, respectively. Unrecognized compensation cost related to non-vested options at June 30, 2020 amounted to approximately $807,000, which is expected to be recognized over a weighted average period of 3.43 years.

10. INCOME TAXES

As of June 30, 2020, the Company had federal net operating loss carryforwards (“NOL”) of approximately $66,900,000 and state net operating loss carryforwards of approximately $6,000,000 available to offset future taxable income which expire from 2024 to 2037. NOL’s created after January 1, 2018 do not expire, but are limited.

Management believes that the federal and state deferred tax asset as of June 30, 2020 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the deferred tax asset.

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

As a result of this transaction, the Company recognized a deemed dividend of $713,212 resulting from the excess of the fair value of the common stock over the intrinsic value of the warrants.

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

14. PROMISSORY NOTE- PAYCHECK PROTECTION PROGRAM

FlexShopper, LLC (the “Borrower”) applied for and received a loan (the “Loan”) on May 4, 2020, from Customers Bank (the “Lender”) in the principal amount of $1,914,100, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, and administered through the U.S. Small Business Administration.

The Loan is evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the Lender. The Note matures on April 30, 2022, and bears interest at the rate of 1.00% per annum, payable monthly commencing on November 30, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan will be available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest may be forgiven to the extent the Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to cause the Borrower to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the Loan in accordance with the terms of the PPP following the covered period which is defined as 8 or 24 weeks from the date of receipt of loan proceeds.  The Company intends to apply for full forgiveness.

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

Executive Overview

The results of operations reflect the operations of FlexShopper, LLC (together with the Company and its direct and indirect wholly owned subsidiaries, “FlexShopper”), which provides certain types of durable goods to consumers on a lease-to-own (“LTO”) basis and also provides LTO terms to consumers of third-party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com, an LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent pending LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Accounts receivable	$21,493,916	$18,249,273
Allowance for doubtful accounts	(13,523,919)	(9,976,941)
Accounts receivable, net	$7,969,997	$8,272,332

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $6,584,965 and $12,017,220 for the three and six months ended June 30, 2020 respectively and $4,346,498 and $9,376,402 for the three and six months ended June 30, 2019, respectively.

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

Key performance metrics for the three months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
	2020	2019	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$30,781,551	$28,331,042	$2,450,509	8.6
Lease merchandise sold	1,629,850	763,184	866,666	113.6
Gross billings	32,411,401	29,094,226	3,317,175	11.4
Provision for doubtful accounts and revenue adjustments	(7,881,271)	(8,429,886)	548,615	(6.5)
Net revenues	24,530,130	20,664,340	3,865,790	18.7
Cost of merchandise sold	(1,291,090)	(498,838)	(792,252)	158.8
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(15,898,255)	(14,260,308)	(1,637,947)	11.5
Gross profit	$7,340,785	$5,905,194	$1,435,591	24.3
Gross profit margin	30%	29%

	Three months ended June 30,
	2020	2019	$ Change	% Change
Adjusted EBITDA:
Net loss	$(262,062)	$(309,946)	$47,884	(15.4)
Amortization of debt costs	89,888	58,569	31,319	53.5
Other amortization and depreciation	602,126	593,605	8,521	1.4
Interest expense	961,233	963,415	(2,182)	(0.2)
Stock compensation	452,033	303,243	148,790	49.1
Non-recurring product/infrastructure expenses	63,376	134,814	(71,438)	(53.0)
Warrants compensation- consulting agreement	95,481	32,000	63,481	198.4
Adjusted EBITDA	$2,002,075	$1,775,700	$226,375	12.7

Key performance metrics for the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$62,162,183	$57,460,765	$4,701,418	8.2
Lease merchandise sold	2,774,892	1,709,802	1,065,090	62.3
Gross billings	64,937,075	59,170,567	5,766,508	9.7
Provision for doubtful accounts and revenue adjustments	(15,564,198)	(15,774,830)	210,632	(1.3)
Net revenues	49,372,877	43,395,737	5,977,140	13.8
Cost of merchandise sold	(1,921,871)	(1,063,845)	(858,026)	80.7
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(32,095,204)	(29,538,247)	(2,556,957)	8.7
Gross profit	$15,355,802	$12,793,645	$2,562,157	20.0
Gross profit margin	31%	30%

	Six months ended June 30,
	2020	2019	$ Change	% Change
Adjusted EBITDA:
Net income/ (loss)	$(210,377)	$193,597	$(403,974)	(208.7)
Amortization of debt costs	184,233	118,834	65,399	55.0
Other amortization and depreciation	1,062,139	1,118,308	(56,169)	(5.0)
Interest expense	2,078,514	2,085,143	(6,629)	(0.3)
Stock compensation	623,848	328,772	295,076	89.8
Non-recurring product/infrastructure expenses	184,440	227,111	(42,671)	(18.8)
Warrants compensation- consulting agreement	139,480	43,200	96,280	222.9
Adjusted EBITDA	$4,062,277	$4,114,965	$(52,688)	(1.3)

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

Adjusted EBITDA is a supplemental measure of FlexShopper’s performance that is neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA should not be considered as a substitute for GAAP metrics such as operating income/ (loss), net income or any other performance measures derived in accordance with GAAP.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table details operating results for the three months ended June 30, 2020 and 2019:

	2020	2019	$ Change	% Change

Gross lease revenues and fees	$30,781,551	$28,331,042	$2,450,509	8.6
Provision for doubtful accounts	7,881,271	8,429,886	(548,615)	(6.5)
Lease revenues and fees, net of bad debt expense	22,900,280	19,901,156	2,999,124	15.1
Lease merchandise sold	1,629,850	763,184	866,666	113.6
Total revenues	24,530,130	20,664,340	3,865,790	18.7
Cost of lease revenue and merchandise sold	17,189,345	14,759,146	2,430,199	16.5
Marketing	938,049	314,229	623,820	198.5
Salaries and benefits	2,276,516	2,037,081	239,435	11.8
Other operating expenses	3,337,162	2,841,846	495,316	17.4
Operating income	789,058	712,038	77,020	10.8
Interest expense	1,051,120	1,021,984	29,136	2.9
Net loss	$(262,062)	$(309,946)	$47,884	(15.4)

FlexShopper originated 33,941 gross leases less same day modifications and cancellations with an average origination value of $452 for the three months ended June 30, 2020 compared to 29,252 gross leases less same day modifications and cancellations with an average origination value of $452 for the comparable period last year. Total lease revenues for the three months ended June 30, 2020 were $22,900,280 compared to $19,901,156 for the three months ended June 30, 2019, representing an increase of $2,999,124, or 15.1%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2020 was $17,189,345 compared to $14,759,146 for the three months ended June 30, 2019, representing an increase of $2,430,199, or 16.5%. Cost of lease revenue and merchandise sold for the three months ended June 30, 2020 is comprised of depreciation expense and impairment of lease merchandise of $15,898,255 and the net book value of merchandise sold of $1,291,090. Cost of lease revenue and merchandise sold for the three months ended June 30, 2019 is comprised of depreciation expense on lease merchandise of $14,260,308 and the net book value of merchandise sold of $498,838. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the three months ended June 30, 2020 were $938,049 compared to $314,229 in the three months ended June 30, 2019, an increase of $623,820, or 198.5%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost. Also, the amortization of direct acquisition cost increased due to more commission earned capitalized based on lease originations.

Salaries and benefits in the three months ended June 30, 2020 were $2,276,516 compared to $2,037,081 in the three months ended June 30, 2019, an increase of $239,435 or 11.8%. Head count increase plus the hire of certain key management was the driver for the increase in salaries and benefits expenses.

Other operating expenses for the three months ended June 30, 2020 and 2019 included the following:

	2020	2019
Amortization and depreciation	$602,126	$593,605
Computer and internet expenses	418,258	422,338
Legal and professional fees	326,342	295,835
Merchant bank fees	470,252	482,250
Stock compensation expense	452,033	303,243
Customer verification expenses	511,697	274,515
Other	556,454	470,060
Total	$3,337,162	$2,841,846

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table details operating results for the six months ended June 30, 2020 and 2019:

	2020	2019	$ Change	% Change

Gross lease revenues and fees	$62,162,183	$57,460,765	$4,701,418	8.2
Provision for doubtful accounts	15,564,198	15,774,830	(210,632)	(1.3)
Lease revenues and fees, net of bad debt expense	46,597,985	41,685,935	4,912,050	11.8
Lease merchandise sold	2,774,892	1,709,802	1,065,090	62.3
Total revenues	49,372,877	43,395,737	5,977,140	13.8
Cost of lease revenue and merchandise sold	34,017,075	30,602,092	3,414,983	11.2
Marketing	1,969,194	1,162,775	806,419	69.4
Salaries and benefits	4,825,385	3,795,168	1,030,217	27.1
Other operating expenses	6,508,853	5,438,128	1,070,725	19.7
Operating income	2,052,370	2,397,574	(345,204)	(14.4)
Interest expense	2,262,747	2,203,977	58,770	2.7
Net income/ (loss)	$(210,377)	$193,597	$(403,974)	(208.7)

FlexShopper originated 70,068 gross leases less same day modifications and cancellations with an average origination value of $464 for the six months ended June 30, 2020 compared to 59,245 gross leases less same day modifications and cancellations with an average origination value of $467 for the comparable period last year. Total lease revenues for the six months ended June 30, 2020 were $46,597,985 compared to $41,685,935 for the six months ended June 30, 2019, representing an increase of $4,912,050, or 11.8%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the six months ended June 30, 2020 was $34,017,075 compared to $30,602,092 for the six months ended June 30, 2019, representing an increase of $3,414,983, or 11.2%. Cost of lease revenue and merchandise sold for the six months ended June 30, 2020 is comprised of depreciation expense and impairment of lease merchandise of $32,095,204 and the net book value of merchandise sold of $1,921,871. Cost of lease revenue and merchandise sold for the six months ended June 30, 2019 is comprised of depreciation expense on lease merchandise of $29,538,247 and the net book value of merchandise sold of $1,063,845. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the six months ended June 30, 2020 were $1,969,194 compared to $1,162,775 in the six months ended June 30, 2019, an increase of $806,419, or 69.4%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers more efficiently at its targeted acquisition cost.

Salaries and benefits in the six months ended June 30, 2020 were $4,825,385 compared to $3,795,168 in the six months ended June 30, 2019, an increase of $1,030,217, or 27.1%. Head count increase that took place in the fourth quarter of 2019 to handle the volume increase of the holiday season plus the hire of certain key management resulted in the increase in salaries and benefits expenses.

Other operating expenses for the six months ended June 30, 2020 and 2019 included the following:

	2020	2019
Amortization and depreciation	$1,062,139	$1,118,308
Computer and internet expenses	847,573	773,078
Legal and professional fees	1,030,079	619,184
Merchant bank fees	942,713	928,066
Stock compensation expense	623,848	328,772
Customer verification expenses	918,512	697,443
Other	1,083,989	973,277
Total	$6,508,853	$5,438,128

Legal and professional fees in the six months ended June 30,2020 were $1,030,079 compared to $619,184 in the six months ended June 30, 2019, representing an increase of $410,894, or 66%. This increase was due to legal and consulting fees related to underwriting, marketing, business intelligence enhancements and new product initiatives.

Operations

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

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash of $9,851,009 compared to $2,791,829 at the same date in 2019. As of December 31, 2019, the Company had cash of $6,868,472. The increase in cash from December 31, 2019, was primarily due to the proceeds received under the Paycheck Protection Program.

As of June 30, 2020, the Company had accounts receivable of $21,493,916 offset by an allowance for doubtful accounts of $13,523,919, resulting in net accounts receivable of $7,969,997. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

FlexShopper, LLC (the “Borrower”) applied for and received a loan (the “Loan”) on May 4, 2020, from Customers Bank (the “Lender”) in the principal amount of $1,914,100, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, and administered through the U.S. Small Business Administration.

The Loan is evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the Lender. The Note matures on April 30, 2022, and bears interest at the rate of 1.00% per annum, payable monthly commencing on November 30, 2020, following an initial deferral period as specified under the PPP. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan will be available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest may be forgiven to the extent the Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends to cause the Borrower to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the Loan in accordance with the terms of the PPP following the covered period which is defined as 8 or 24 weeks from the date of receipt of loan proceeds.  The Company intends to apply for full forgiveness in October 2020, following the 24 week covered period.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $5,794,941 for the six months ended June 30, 2020 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Net cash provided by operating activities was $2,695,843 for the six months ended June 30, 2019 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Cash Flows from Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $1,399,360 comprised of $201,000 for the purchase of property and equipment and $1,198,360 for capitalized software costs.

For the six months ended June 30, 2019, net cash used in investing activities was $1,105,122 comprised of $44,433 for the purchase of property and equipment and $1,060,689 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,413,044 for the six months ended June 30, 2020 due to loan repayments on the Credit Agreement of $5,864,250 partially offset by $2,412,000 of funds drawn on the Credit Agreement and by $1,914,100 of proceeds received under the Paycheck Protection Program.

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

The Commitment Termination Date of the Credit Agreement (see Note 7) is February 28, 2021 and, accordingly, the Company would then start to repay all borrowed amounts under the facility through February 21, 2022.  Additionally, $ 3,750,000 and $1,000,000 of Promissory Notes (see Note 6) are due by June 30, 2021 and by April 30, 2021, respectively. The Company anticipates either renegotiating the terms of the Credit Agreement and Promissory Notes with the existing lenders or entering into agreements to refinance the existing arrangements with new lenders prior to the maturity of these agreements.  While the Company has been successful in previously refinancing these agreements and the holders of both the Credit Agreement and Promissory Notes are significant equity holders, it cannot provide any assurance that such refinancing’s will be available on terms favorable to the Company or available at all.  The inability to refinance the Credit Agreement and/or Promissory Notes could have a material impact to the Company’s operations.

Financial Impact of COVID-19 Pandemic

COVID-19 has had an impact on the Company.   The primary impacts have included a transition to a significant amount of remote workers as well as changes to customer origination sources.  Fortunately, regarding tele-work, our South Florida location required a thorough Hurricane Impact plan that enabled all our employees to work remotely if required. Early in the second quarter of 2020, FlexShopper pivoted that Hurricane Plan to a COVID-19 plan in order to allow employees to work outside of the office.  As of the end of July, approximately 80% of our employees are working remotely. All employees via specially configured laptops are able to access the same data and have the same functionality as if they were in the office. FlexShopper is currently exploring options to bring employees back into the workplace on a rotational basis.

The other primary impact has been on customer origination sources. Pre-COVID-19, approximately 40% of new customers were obtained through brick and mortar or B2B retailers.  The pandemic-related closing and limited operations of retailers, as well as shelter in place orders, limited our new customers from this channel over the second quarter and will continue to have an impact while COVID-19 mandates limit operations of retailers. Origination amounts in these channels are currently almost 70% of their February results, have recovered substantially from their lowest point in the second quarter and continue to show improvement as time goes on. However, it is unclear at the moment when this origination channel, on a per location basis, will recover to pre-COVID-19 levels. Additionally, in mid-March, both in the B2C and B2B verticals, FlexShopper reduced approval rates in order to add only new customers that would exhibit exceptional payment performance given the unknown time and breadth of the COVID-19 pandemic.  The Company continues to observe and evaluate the performance of different tranches of the customer portfolio in order to adjust approval rates going forward.  Finally, the COVID-19 environment delayed the rollout of some B2B initiatives, although as of the beginning of August it looks like the obstacles to adding new retailers have been mitigated.

Areas of the business that have not been negatively impacted by COVID-19, but potentially positively impacted, include the payment rate of the portfolio.  The percentage of delinquent consumers has decreased since the end of the first quarter.  That has resulted in better portfolio performance than was observed prior to COVID-19.  While a portion of this is related to modification to underwriting that started in the fourth quarter of 2019, there is also an unknown portion of this improved performance attributable to the government stimulus.  Moreover, the improved performance coupled with participation in the CARES Act programs has enabled FlexShopper to increase cash. COVID-19 has not jeopardized FlexShopper’s ability to satisfy the Credit Agreement covenants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2020.

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

Any of these factors could cause or contribute to the risks and uncertainties identified in our fiscal 2019 Form 10-K and could materially adversely affect our business, financial condition and results of operations. For more information regarding the impact of COVID-19 on our Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Impact of COVID-19 Pandemic”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of June 30, 2020, the Company had issued warrants exercisable for 640,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. The warrants are exercisable immediately at a weighted average price of $1.79 per share and an exercise price range from $1.25 to $2.93 and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The following table details the warrants granted for the six months ended June 30, 2020:

Warrants
Grant Date	Granted
January 31, 2020	40,000
February 29, 2020	40,000
March 31, 2020	40,000
April 30, 2020	40,000
May 31, 2020	40,000
June 30, 2020	40,000
240,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference).
10.1	Form of Commitment Letter and Promissory Note between FlexShopper, LLC and Customer Bank (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.2	Amendment to Subordinated Debt Financing Letter Agreement issued by FlexShopper, LLC to 122 Partners, LLC. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.3	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020 and incorporated herein by reference).+
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema*
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 10, 2020	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)