Form 10-Q
period 2020-09-30
FlexShopper, Inc.
filed 2020-11-09
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the issuer had a total of 21,359,945 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and net losses attributable to common stockholders;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	the business and financial impact of the COVID-19 pandemic; and

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,750,019	$6,868,472
Accounts receivable, net	7,855,320	8,272,332
Prepaid expenses	794,089	672,242
Lease merchandise, net	30,658,104	31,063,104
Total current assets	46,057,532	46,876,150

PROPERTY AND EQUIPMENT, net	5,563,604	5,260,407

OTHER ASSETS, net	73,085	78,335
Total assets	$51,694,221	$52,214,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,053,768	$4,567,889
Accrued payroll and related taxes	307,120	513,267
Current portion of loan payable under credit agreement to beneficial shareholder, net of $37,685 at 2020 of unamortized issuance costs	14,297,514	-
Current portion of promissory notes to related parties, net of $12,414 at 2020 and $5,333 at 2019 of unamortized issuance costs, including accrued interest	4,797,051	1,067,740
Current portion of promissory note - Paycheck Protection Program	1,170,602	-
Accrued expenses	1,454,303	1,372,901
Lease liability - current portion	159,521	27,726
Total current liabilities	27,239,879	7,549,523

Loan payable under credit agreement to beneficial shareholder, net of $26,918 at 2020 and $281,138 at 2019 of unamortized issuance costs and current portion	10,212,510	28,904,738
Promissory notes to related parties, net of $24,828 at 2019 of unamortized issuance costs and current portion	-	3,725,172
Promissory note - Paycheck Protection Program, net of current portion	751,312	-
Accrued payroll and related taxes less current portion	268,255	-
Lease liabilities less current portion	1,986,209	2,067,184
Total liabilities	40,458,165	42,246,617

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at 2020 and 171,191 shares at 2019 at $5.00 stated value	851,660	855,955
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,359,445 shares at 2020 and 17,783,960 shares at 2019	2,136	1,779
Additional paid in capital	36,506,457	35,313,721
Accumulated deficit	(48,076,197)	(48,155,180)
Total stockholders’ equity	11,236,056	9,968,275
	$51,694,221	$52,214,892

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenues:
Lease revenues and fees, net	$23,391,348	$22,267,261	$69,989,333	$63,953,196
Lease merchandise sold	1,178,716	665,074	3,953,608	2,374,876
Total revenues	24,570,064	22,932,335	73,942,941	66,328,072

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	14,886,798	14,248,969	46,982,002	43,787,216
Cost of lease merchandise sold	763,728	457,399	2,685,599	1,521,244
Marketing	1,650,717	868,452	3,619,911	2,031,227
Salaries and benefits	2,499,235	2,189,629	7,324,620	5,984,797
Operating expenses	3,528,890	2,718,110	10,037,743	8,156,238
Total costs and expenses	23,329,368	20,482,559	70,649,875	61,480,722

Operating income	1,240,696	2,449,776	3,293,066	4,847,350

Interest expense including amortization of debt issuance costs	951,336	1,061,794	3,214,083	3,265,771
Net income	289,360	1,387,982	78,983	1,581,579

Deemed dividend from exchange offer of warrants	-	-	713,212	-
Dividends on Series 2 Convertible Preferred Shares	609,772	609,717	1,829,217	1,828,167
Net income/ (loss) attributable to common stockholders	$(320,412)	$778,265	$(2,463,446)	$(246,588)

Basic and diluted loss per common share:
Basic and diluted	$(0.02)	$0.04	$(0.12)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,358,141	17,666,193	20,872,940	17,661,134
Diluted	21,358,141	19,798,386	20,872,940	17,661,134

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2020 and 2019

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	623,848	-	623,848
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	139,480	-	139,480
Exercise of warrants into common stock	-	-	-	-	105,000	10	131,240	-	131,250
Exchange offer of warrants	-	-	-	-	3,462,683	346	(346)	-	-
Exercise of stock options into common stock	-	-	-	-	3,333	1	2,633	-	2,634
Conversion of preferred stock to common stock	(859)	(4,295)	-	-	1,136	-	4,295
Net loss	-	-	-	-	-	-	-	(262,062)	(262,062)
Balance, June 30, 2020	170,332	$851,660	21,952	$21,952,000	21,356,112	$2,136	$36,214,871	$(48,365,557)	$10,655,110
Provision for compensation expense related to stock options	-	-	-	-	-	-	169,393	-	169,393
Exercise of stock options into common stock	-	-	-	-	3,333	-	2,633	-	2,633
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	119,560	-	119,560
Net income								289,360	289,360
Balance, September 30, 2020	170,332	$851,660	21,952	$21,952,000	21,359,445	$2,136	$36,506,457	$(48,076,197)	11,236,056

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	239,405	$1,197,025	21,952	$21,952,000	17,579,870	$1,758	$34,074,488	$(48,732,595)	$8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	328,772	-	328,772
Refund of costs related to equity raise	-	-	-	-	-	-	23,147	-	23,147
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	43,200	-	43,200
Net income	-	-	-	-	-	-		193,597	193,597
Balance, June 30, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,810,668	$(48,538,998)	$9,081,392
Provision for compensation expense related to stock options	-	-	-	-	-	-	117,133	-	117,133
Refund of costs related to equity raise	-	-	-	-	-	-	-	-	-
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	41,619	-	41,619
Net Income	-	-	-	-	-	-		1,387,982	1,387,982
Balance, September 30, 2019	171,191	$855,955	21,952	$21,952,000	17,666,193	$1,767	$34,969,420	$(47,151,016)	$10,628,126

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2020 and 2019

(unaudited)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,983	$1,581,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment of lease merchandise	46,982,002	43,787,216
Other depreciation and amortization	1,889,690	1,879,935
Compensation expense related to issuance of stock options and warrants	1,052,281	530,724
Provision for doubtful accounts	23,643,556	25,075,156
Interest in kind added to promissory notes balance	7,814	-
Changes in operating assets and liabilities:
Accounts receivable	(23,226,544)	(26,675,773)
Prepaid expenses and other	(120,482)	(290,556)
Lease merchandise	(46,577,002)	(35,764,135)
Security deposits	2,943	1,334
Accounts payable	485,878	(5,656,655)
Accrued payroll and related taxes	62,108	(161,009)
Accrued expenses	273,903	(317,173)
Net cash provided by operating activities	4,555,130	3,990,643

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(2,099,654)	(1,664,580)
Net cash used in investing activities	(2,099,654)	(1,664,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment under finance lease obligation	(4,891)	(1,243)
Refund of equity issuance related costs	-	23,147
Proceeds from exercise of warrants	131,250	-
Proceeds from exercise of stock options	5,267	-
Proceeds from promissory notes - Paycheck Protection Program, net of fees	1,914,100	-
Proceeds from promissory notes to related parties, net of fees	-	3,440,000
Proceeds from loan payable under credit agreement	2,412,000	2,523,828
Repayment of loan payable under credit agreement	(7,023,250)	(10,528,488)
Repayment of promissory note	-	(500,000)
Repayment of instalment loan	(8,405)	(8,405)
Debt issuance related costs	-	(243,750)
Net cash used in financing activities	(2,573,929)	(5,294,911)

DECREASE IN CASH	(118,453)	(2,968,848)

CASH, beginning of period	$6,868,472	$6,141,210

CASH, end of period	$6,750,019	$3,172,362

Supplemental cash flow information:
Interest paid	$3,021,833	$2,700,709
Deemed dividend from exchange offer of warrants	$713,212	$-
Conversion of preferred stock to common stock	$4,295	$341,070

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the Nine Months ended September 30, 2020 and 2019

(Unaudited)

1. BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc.’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Commitment Termination Date of the Credit Agreement (see Note 7) is February 28, 2021 and, accordingly, the Company would then start to repay all borrowed amounts under the facility through February 21, 2022.  Additionally, $ 3,750,000 and $1,000,000 of Promissory Notes (see Note 6) are due by June 30, 2021 and April 30, 2021, respectively. The Company anticipates either renegotiating the terms of the Credit Agreement and Promissory Notes with the existing lenders or entering into agreements to refinance the existing arrangements with new lenders prior to the maturity of these agreements.  While the Company has been previously successful in refinancing these agreements and the holders of both the Credit Agreement and Promissory Notes are significant equity holders, the Company cannot provide any assurance that any such refinancing will be available on terms favorable to the Company or available at all.  The inability to refinance the Credit Agreement and/or Promissory Notes could have a material negative impact to the Company’s operations.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Accounts receivable	$24,645,435	$18,249,273
Allowance for doubtful accounts	(16,790,115)	(9,976,941)
Accounts receivable, net	$7,855,320	$8,272,332

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $4,813,162 and $16,830,382 for the three and nine months ended September 30, 2020, respectively, and $9,838,873 and $19,215,275 for the three and nine months ended September 30, 2019, respectively.

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Beginning balance	$9,976,941	$3,754,306
Provision	23,643,556	34,838,046
Accounts written off	(16,830,382)	(28,615,411)
Ending balance	$16,790,115	$9,976,941

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

The net leased merchandise balances consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Lease merchandise at cost	$52,752,248	$46,807,570
Accumulated depreciation	(19,780,473)	(13,518,181)
Impairment reserve	(2,313,671)	(2,226,285)
Lease merchandise, net	$30,658,104	$31,063,104

Lease merchandise at cost represents the undepreciated cost of rental merchandise at the time of purchase.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $45,912 and $216,536 for the three and nine months ended September 30, 2020, respectively, and $103,368 and $208,640 for the three and nine months ended September 30, 2019, respectively.

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered into on January 25, 2019 and February 19, 2019 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $4,138 and $17,747 for three and nine months ended September 30, 2020 and $8,138 and $21,701 for the three and nine months ended June 30, 2019, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $606,500 and $1,804,858 for the three and nine months ended September 30, 2020, respectively, and $535,640 and $1,584,666 for the three and nine months ended September 30, 2019, respectively. Capitalized software amortization expense was $544,475 and $1,550,459 for the three and nine months ended September 30, 2020, respectively, and $513,149 and $1,596,396 for the three and nine months ended September 30, 2019.

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

In computing diluted loss per share for the nine months ended September 30, 2020 and the nine months ended September 30, 2019, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s induced conversion of warrants.

	Nine Months ended
	September 30,
	2020	2019
Series 1 Convertible Preferred Stock	225,231	216,637
Series 2 Convertible Preferred Stock	5,845,695	5,639,745
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	112,785
Common Stock Options	2,622,869	1,755,818
Common Stock Warrants	1,992,488	7,462,489
	10,803,186	15,187,474

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2020:

	Nine Months ended
	September 30,
	2020	2019
Numerator
Net income	$78,983	$1,581,579
Convertible Series 2 Preferred Share dividends	(1,829,217)	(1,828,167)
Deemed dividend from exchange offer of warrants	(713,212)	-
Numerator for basic and diluted EPS	$(2,463,446)	$(246,588)
Denominator
Denominator for basic and diluted EPS - weighted average shares	20,872,940	17,661,134
Basic EPS	$(0.12)	$(0.01)
Diluted EPS	$(0.12)	$(0.01)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2020, and 2019, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

4. LEASES

Lease Commitments

In August 2017, FlexShopper entered into a 12-month lease with two additional three-year options for retail store space in West Palm Beach, Florida. In April 2018, FlexShopper exercised its option to extend the term of the lease to September 30, 2021.

In January 2019, FlexShopper entered into a 9 years lease with an option for one additional five-year term for 21,622 square feet of office space in Boca Raton, FL to accommodate FlexShopper’s business and its employees (the “January 2019 Lease”). The monthly rent for this space is approximately $31,500 with annual three percent increases throughout the initial 108-month lease term beginning on the anniversary of the commencement date.

The rental expense for the nine months ended September 30, 2020 and 2019 was approximately $519,000 and $350,000, respectively. As of September 30, 2020, the future minimum annual lease payments are approximately as follows:

2020	$107,000
2021	426,000
2022	417,000
2023	427,000
2024	435,000
Thereafter	1,673,000
$3,485,000

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

The Company determines if an arrangement is a lease at inception. The breakout of operating lease assets, and current and non-current operating lease liabilities as of September 30, 2020, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	September 30, 2020	December 31, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$1,706,695	$1,847,932
Finance Lease Asset	Property and Equipment, net	29,179	31,299
Total Lease Assets		$1,735,874	$1,879,231

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$152,063	$22,088
Finance Lease Liability - current portion	Current Lease Liabilities	7,458	5,638
Operating Lease Liability- net of current portion	Long Term Lease Liabilities	1,962,329	2,040,576
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	23,880	26,608
Total Lease Liabilities		$2,145,730	$2,094,910

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.07%	8
Finance Leases	13.30%	4

Upon adoption of Topic 842, discount rates for existing operating leases were established as of January 1, 2019. The discount rate for the new operating lease for space in 901 Yamato Road, Boca Raton, FL was established as of the commencement date of the lease.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $329,094 for the nine months ended September 30, 2020.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months ended
	September 30,
	2020	2019
Cash payments for operating leases	$116,860	$157,719
Cash payments for finance leases	8,253	2,391
New operating lease asset obtained in exchange for lease liabilities	-	1,869,287
New finance lease asset obtained in exchange for lease liabilities	4,033	34,772

Below is a summary of undiscounted operating lease liabilities as of September 30, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2020	$104,573
2021	415,050
2022	405,443
2023	417,606
2024	430,134
2025 and thereafter	1,672,961
Total undiscounted cash flows	3,445,767
Less: interest	(1,331,375)
Present value of lease liabilities	$2,114,392

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

Below is a summary of undiscounted finance lease liabilities as of September 30, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2020	$2,796
2021	11,184
2022	11,184
2023	9,699
2024	4,781
Total undiscounted cash flows	39,644
Less: interest	(8,306)
Present value of lease liabilities	$31,338

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2020	December 31, 2019
Furniture, fixtures and vehicle	2-5 years	$111,052	$95,671
Website and internal use software	3 years	11,928,687	10,123,830
Computers and software	3-7 years	876,358	596,946
		12,916,097	10,816,447
Less: accumulated depreciation and amortization		(9,088,367)	(7,435,271)
Right of use assets, net		1,735,874	1,879,231
		$5,563,604	$5,260,407

Depreciation and amortization expense were $592,498 and $530,520 for the three months ended September 30, 2020 and 2019, respectively, and $1,653,099 and $1,647,290 for the nine months ended September 30, 2020 and 2019, respectively.

6. PROMISSORY NOTES-RELATED PARTIES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreements with H. Russell Heiser Jr., FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, (together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015, computed on the basis of a 360-day year, which equaled 16.15% at September 30, 2020.

Upon issuance of the Notes, FlexShopper, LLC borrowed $500,000 and a subsequent $500,000 on February 20, 2018 on the Note held by Mr. Heiser and $2,500,000 on the Note held by NRNS. On August 29, 2018, FlexShopper, LLC issued amended and restated Notes to Mr. Heiser and NRNS under which (1) the maturity date for such Notes was set at June 30, 2019 and (2) in connection with the completion of an Equity Financing (as defined in the Notes), the holders of such Notes were granted the option to convert up to 50% of the outstanding principal of the Notes plus accrued and unpaid interest thereon into the securities issued in the Equity Financing at a conversion price equal to the price paid to the Company by the underwriters for such securities, net of the underwriting discount. In connection with the offering of units in September 2018, Mr. Heiser and NRNS elected to convert the convertible portion of the Notes, resulting in the issuance by the Company of 602,974 shares of common stock and warrants to purchase 301,487 shares to Mr. Heiser, and 1,507,395 shares of common stock and warrants to purchase 753,697 shares to NRNS.

Prior to Mr. Heiser’s Note maturity date, the Company paid down the entire principal and interest balance on June 28, 2019 in the amount of $507,339. NRNS amended and restated the NRNS Note such that the maturity date of the revised Note was set at June 30, 2021. In addition, the Company borrowed $500,000 on the Note held by NRNS on June 28, 2019. As of September 30, 2020, $1,771,909 of principal and accrued, unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January 2019 Note”) in the principal amount of $1,000,000. Mr. Heiser, FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of the principal amount and accrued interest under the January 2019 Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January 2019 Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.15% at September 30, 2020. Obligations under the January 2019 Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January 2019 Note are secured by substantially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of September 30, 2020, $1,012,517 of principal and accrued, unpaid interest was outstanding on the January 2019 Note. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January 2019 Note to April 30, 2021.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February 2019 Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February 2019 Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February 2019 Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.15% at September 30, 2020. Obligations under the February 2019 Note are subordinated to obligations under the Credit Agreement. The February 2019 Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February 2019 Note are secured by substantially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of September 30, 2020, $2,025,039 of principal and accrued, unpaid interest was outstanding on the February 2019 Note.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2020	$-	$59,465
2021	$4,750,000	$-

Interest expense for the promissory notes with related parties were $186,882 and $222,863 for the three months ended September 30, 2020 and 2019, respectively, and $593,738 and $617,165 for the nine months ended September 30, 2020 and 2019, respectively.

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $32,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. At September 30, 2020, amounts borrowed bear interest at 11.15% per annum. The Company had $3,419,109 available under the Credit Agreement as of September 30, 2020.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at September 30, 2020, follow:

	September 30, 2020
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$11,236,056
Unrestricted Cash greater than	1,500,000	6,750,019
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	2.61

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

Availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $708,086 and $2,373,525 for the three and the nine months ended September 30, 2020, respectively, and $725,702 and $2,415,231 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the outstanding balance under the Credit Agreement was $24,574,627. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $64,603. Interest is payable monthly on the outstanding balance of the amounts borrowed.

8. CAPITAL STRUCTURE

The Company’s capital structure consists of preferred and common stock as described below:

Preferred Stock

The Company is authorized to issue 500,000 shares of $0.001 par value preferred stock. Of this number of shares, 250,000 shares have been designated as Series 1 Convertible Preferred Stock and 25,000 shares have been designated as Series 2 Convertible Preferred Stock. The Company’s Board of Directors determines the rights and preferences of the Company’s preferred stock.

●	Series 1 Convertible Preferred Stock - Series 1 Convertible Preferred Stock (“Series 1 Preferred Stock”) ranks senior to common stock upon liquidation and has a stated value of $5.00 per share.

As of September 30, 2020, each share of Series 1 Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Preferred Stock have the option to convert the shares into common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Preferred Stock had been converted to common stock. The Series 1 Preferred Stockholders vote with holders of common stock and are entitled to a number of votes equal to a fraction, the numerator is 7,700,000 and the denominator is the number of shares of Series 1 Preferred Stock issued.

859 shares of Series 1 Convertible Preferred Stock were converted into 1,136 shares of common stock during the nine months ended September 30, 2020.

As of September 30, 2020, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The shares of Series 2 Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of September 30, 2020 totaled approximately $10,222,301. As of September 30, 2020, each share of Series 2 Preferred Stock was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion to common stock is automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock will be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued, unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock entitles the holder to one vote at all stockholder meetings. The common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

Warrants

In September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share (the “Public Warrants”). The warrants were immediately exercisable for five years from the date of issuance. The warrants were listed on the Nasdaq Capital Market under the symbol “FPAYW” (See note 11).

The Company also issued additional warrants exercisable for an aggregate of 1,055,184 shares of common stock at an exercise price of $1.25 per warrant to Mr. Heiser and NRNS in connection with partial conversions of their promissory notes. The warrants are exercisable at $1.25 per share of common stock and expire on September 28, 2023.

In connection with the issuance of Series 2 Preferred Stock in June 2016, the Company issued to the placement agent in such offering warrants exercisable for 439 shares of Series 2 Preferred Stock at an initial exercise price of $1,250 per share, which expire seven years after the date of issuance.

As part of a Consulting Agreement with XLR8 Capital Partners LLC (the “Consultant”), an entity of which the Company’s Chairman is the manager, the Company agreed to issue 40,000 warrants to the Consultant monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share or, if the closing share price on the last day of the month exceeds $1.25, then such exercise price will be 110% of the closing share price. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. In February 2020, this agreement was extended for an additional six months through August 31, 2020.

On August 30, 2020, the parties entered into an amendment to the Consulting Agreement to further extend the term for another six-month period through February 28, 2021. The Consulting Agreement is also automatically renewable for one successive six-month period thereafter, unless otherwise terminated by the Company prior to such renewal.

This amendment also changed the alternative minimum exercise price of the monthly warrant consideration issuable to the Consultant to $1.60 per share, and the expiration date of the warrants to the date that is four years following the last trading day of the calendar month relating to the applicable monthly warrant issuance.

During the nine months ended September 30, 2020, the Company recorded an expense of $259,040 based on a weighted average valuation of $0.72 per warrant.

	Warrants	Expense	Valuation
Grant Date	Granted	Recorded	Per Warrant
January 31, 2020	40,000	$16,503	$0.41
February 29, 2020	40,000	$18,727	$0.47
March 31, 2020	40,000	$8,769	$0.22
April 30, 2020	40,000	$25,412	$0.64
May 31, 2020	40,000	$33,388	$0.83
June 30, 2020	40,000	$36,681	$0.92
July 31, 2020	40,000	$29,587	$0.74
August 31, 2020	40,000	$46,744	$1.17
September 30, 2020	40,000	$43,229	$1.08
	360,000	$259,040	$0.72

The following table summarizes information about outstanding warrants as of September 30, 2020, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,215,184			3 years
$1.34	40,000			3 years
$1.40	40,000			3 years
$1.54	40,000			3 years
$1.62	40,000			3 years
$1.69	40,000			3 years
$1.74	40,000			3 years
$1.76	40,000			3 years
$1.91	40,000			3 years
$1.95	40,000			4 years
$2.00	40,000			3 years
$2.01	40,000			3 years
$2.45	40,000			3 years
$2.53	40,000			3 years
$2.78	40,000			3 years
$2.93	40,000			3 years
$5.50	177,304			2 years
$1,250	-	439	*	3 years
	1,992,488	439

*	At September 30, 2020, the above warrants were convertible into 116,903 shares of common stock

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

Activity in stock options for the nine months ended September 30, 2020 and September 30, 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2020	2,004,318	$1.72		$2,542,361
Granted	691,046	2.52
Forfeited	(65,829)	0.91		20,048
Exercise	(6,666)	0.79		6,032
Outstanding at September 30, 2020	2,622,869	$1.95	7.73	$1,209,562
Vested and exercisable at September 30, 2020	1,676,871	$1.97	8.04	$1,000,844

Outstanding at January 1, 2019	620,900	$3.75
Granted	1,334,851	0.85
Forfeited	(174,933)	1.36		100,087
Expired	(25,000)	6.20
Outstanding at September 30, 2019	1,755,818	$1.75	8.83	$952,494
Vested and exercisable at September 30, 2019	803,126	$2.64	8.18	$334,420

The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2020 and September 30, 2019 was $1.5 and $0.52 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

	Nine Months ended
	September 30,
	2020	2019
Exercise price	$1.5	$0.85
Expected life	5 years	6.8 years
Expected volatility	73%	63%
Dividend yield	0%	0%
Risk-free interest rate	1.15%	2.40%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $169,393 and $793,241 for the three and nine months ended September 30, 2020, respectively, and $117,134 and $445,906 for the three and nine months ended September 30, 2019, respectively. Unrecognized compensation cost related to non-vested options at September 30, 2020 amounted to approximately $707,000, which is expected to be recognized over a weighted average period of 3.38 years.

10. INCOME TAXES

As of September 30, 2020, the Company had federal net operating loss carryforwards (“NOL”) of approximately $66,900,000 and state net operating loss carryforwards of approximately $6,000,000 available to offset future taxable income which expire from 2024 to 2037. NOLs created after January 1, 2018 do not expire, but are limited.

Management believes that the federal and state deferred tax asset as of September 30, 2020 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the deferred tax asset.

11. EXCHANGE OFFER OF WARRANTS

On February 4, 2020, the Company completed an exchange offer relating to its outstanding public warrants, in which the holders of the public warrants were offered 0.62 shares of common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”).

In total, 5,351,290 warrants were exchanged for 3,317,812 shares of common stock in accordance with the Warrant Exchange Offer.

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

13. COMMITMENTS

The Company does not have any commitments other than real property leases (see Note 4).

14. PROMISSORY NOTE- PAYCHECK PROTECTION PROGRAM

FlexShopper, LLC (the “Borrower”) applied for and received a loan (the “Loan”) on May 4, 2020, from Customers Bank (the “Lender”) in the principal amount of $1,914,100, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, and administered through the U.S. Small Business Administration (the “SBA”).

The Loan is evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the Lender. The Note matures on April 30, 2022, and bears interest at the rate of 1.00% per annum, payable monthly commencing the later of on November 30, 2020 or the SBA review of the forgiveness application. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan will be available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest may be forgiven to the extent the Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company used the entire Loan amount for designated qualifying expenses and has submitted a loan forgiveness application to the Lender that is pending review.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Accounts receivable	$24,645,435	$18,249,273
Allowance for doubtful accounts	(16,790,115)	(9,976,941)
Accounts receivable, net	$7,855,320	$8,272,332

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $4,813,162 and $16,830,382 for the three and nine months ended September 30, 2020, respectively, and $9,838,873 and $19,215,275 for the three and nine months ended September 30, 2019, respectively.

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

Key performance metrics for the three months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,
	2020	2019	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$31,470,706	$31,567,587	$(96,881)	(0.3)
Lease merchandise sold	1,178,716	665,074	513,642	77.2
Gross billings	32,649,422	32,232,661	416,761	1.3
Provision for doubtful accounts and revenue adjustments	(8,079,358)	(9,300,326)	1,220,968	(13.1)
Net revenues	24,570,064	22,932,335	1,637,729	7.1
Cost of merchandise sold	(763,728)	(457,399)	(306,329)	67.0
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(14,886,798)	(14,248,969)	(637,829)	4.5
Gross profit	$8,919,538	$8,225,967	$693,571	8.4
Gross profit margin	36%	37%

	Three months ended September 30,
	2020	2019	$ Change	% Change
Adjusted EBITDA:
Net income	$289,360	$1,387,982	(1,098,622)	(79.2)
Amortization of debt costs	50,050	111,506	(61,456)	(55.1)
Other amortization and depreciation	593,267	531,289	61,978	11.7
Interest expense	901,286	950,288	(49,002)	(5.2)
Stock compensation	169,393	117,134	52,259	44.6
Non-recurring product/infrastructure expenses	97,390	79,272	18,118	22.9
Adjusted EBITDA	$2,100,746	$3,177,471	(1,076,725)	(33.9)

Key performance metrics for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$93,632,889	$89,028,352	4,604,537	5.2
Lease merchandise sold	3,953,609	2,374,876	1,578,733	66.5
Gross billings	97,586,498	91,403,228	6,183,270	6.8
Provision for doubtful accounts and revenue adjustments	(23,643,556)	(25,075,156)	1,431,600	(5.7)
Net revenues	73,942,942	66,328,072	7,614,870	11.5
Cost of merchandise sold	(2,685,599)	(1,521,244)	(1,164,355)	76.5
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(46,982,002)	(43,787,216)	(3,194,786)	7.3
Gross profit	$24,275,341	$21,019,612	3,255,729	15.5
Gross profit margin	33%	32%

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Adjusted EBITDA:
Net income	$78,983	$1,581,579	$(1,502,596)	(95.0)
Amortization of debt costs	234,283	230,340	3,943	1.7
Other amortization and depreciation	1,655,406	1,649,597	5,809	0.4
Interest expense	2,979,800	3,035,431	(55,631)	(1.8)
Stock compensation	793,241	445,906	347,335	77.9
Non-recurring product/infrastructure expenses	281,830	306,383	(24,553)	(8.0)
Warrants compensation- consulting agreement	139,480	43,200	96,280	222.9
Adjusted EBITDA	$6,163,023	$7,292,436	$(1,129,413)	(15.0)

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table details operating results for the three months ended September 30, 2020 and 2019:

	2020	2019	$ Change	% Change

Gross lease revenues and fees	$31,470,706	$31,567,587	$(96,881)	(0.3)
Provision for doubtful accounts	8,079,358	9,300,326	(1,220,968)	(13.1)
Lease revenues and fees, net of bad debt expense	23,391,348	22,267,261	1,124,087	5.0
Lease merchandise sold	1,178,716	665,074	513,642	77.2
Total revenues	24,570,064	22,932,335	1,637,729	7.1
Cost of lease revenue and merchandise sold	15,650,526	14,706,368	944,158	6.4
Marketing	1,650,717	868,452	782,265	90.1
Salaries and benefits	2,499,235	2,189,629	309,606	14.1
Other operating expenses	3,528,890	2,718,110	810,780	29.8
Operating income	1,240,696	2,449,776	(1,209,080)	(49.4)
Interest expense	951,336	1,061,794	(110,458)	(10.4)
Net income	$289,360	$1,387,982	$1,098,622	(79.2)

FlexShopper originated 47,317 gross leases less same day modifications and cancellations with an average origination value of $480 for the three months ended September 30, 2020 compared to 36,531 gross leases less same day modifications and cancellations with an average origination value of $468 for the comparable period last year. Total lease revenues for the three months ended September 30, 2020 were $23,391,348 compared to $22,267,261 for the three months ended September 30, 2019, representing an increase of $1,124,087, or 5%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2020 was $15,650,526 compared to $14,706,368 for the three months ended September 30, 2019, representing an increase of $944,158, or 6.4%. Cost of lease revenue and merchandise sold for the three months ended September 30, 2020 is comprised of depreciation expense and impairment of lease merchandise of $14,886,798 and the net book value of merchandise sold of $763,728. Cost of lease revenue and merchandise sold for the three months ended September 30, 2019 is comprised of depreciation expense on lease merchandise of $14,248,969 and the net book value of merchandise sold of $457,399. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the three months ended September 30, 2020 were $1,650,717 compared to $868,452 in the three months ended September 30, 2019, an increase of $782,265, or 90.1%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost. Also, the amortization of direct acquisition cost increased due to more capitalized commission earned based on lease originations.

Salaries and benefits in the three months ended September 30, 2020 were $2,499,235 compared to $2,189,629 in the three months ended September 30, 2019, an increase of $309,606 or 14.1%. The hire of certain key management was the driver for the increase in salaries and benefits expenses.

Other operating expenses for the three months ended September 30, 2020 and 2019 included the following:

	2020	2019
Amortization and depreciation	$593,267	$531,289
Computer and internet expenses	465,561	409,613
Legal and professional fees	433,113	257,973
Merchant bank fees	464,295	446,217
Stock compensation expense	169,393	117,134
Customer verification expenses	826,351	526,616
Other	576,910	429,268
Total	$3,528,890	$2,718,110

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table details operating results for the nine months ended September 30, 2020 and 2019:

	2020	2019	$ Change	% Change

Gross lease revenues and fees	$93,632,889	$89,028,352	$4,604,537	5.2
Provision for doubtful accounts	23,643,556	25,075,156	(1,431,600)	(5.7)
Lease revenues and fees, net of bad debt expense	69,989,333	63,953,196	6,036,137	9.4
Lease merchandise sold	3,953,608	2,374,876	1,578,732	66.5
Total revenues	73,942,941	66,328,072	7,614,869	11.5
Cost of lease revenue and merchandise sold	49,667,601	45,308,460	4,359,141	9.6
Marketing	3,619,911	2,031,227	1,588,684	78.2
Salaries and benefits	7,324,620	5,984,797	1,339,823	22.4
Other operating expenses	10,037,743	8,156,238	1,881,505	23.1
Operating income	3,293,066	4,847,350	(1,554,284)	(32.1)
Interest expense	3,214,083	3,265,771	(51,688)	(1.6)
Net income	$78,983	$1,581,579	$(1,502,596)	(95.0)

FlexShopper originated 117,294 gross leases less same day modifications and cancellations with an average origination value of $470 for the nine months ended September 30, 2020 compared to 95,731 gross leases less same day modifications and cancellations with an average origination value of $466 for the comparable period last year. Total lease revenues for the nine months ended September 30, 2020 were $69,989,333 compared to $63,953,196 for the nine months ended September 30, 2019, representing an increase of $6,036,137, or 9.4%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2020 was $49,667,601 compared to $45,308,460 for the nine months ended September 30, 2019, representing an increase of $4,359,141, or 9.6%. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2020 is comprised of depreciation expense and impairment of lease merchandise of $46,982,002 and the net book value of merchandise sold of $2,685,599. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2019 is comprised of depreciation expense on lease merchandise of $43,787,216 and the net book value of merchandise sold of $1,521,244. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the nine months ended September 30, 2020 were $3,619,911 compared to $2,031,227 in the nine months ended September 30, 2019, an increase of $1,588,684, or 78.2%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers more efficiently at its targeted acquisition cost.

Salaries and benefits in the nine months ended September 30, 2020 were $7,324,620 compared to $5,984,797 in the nine months ended September 30, 2019, an increase of $1,339,823, or 22.4%. Head count increase that took place in the fourth quarter of 2019 to handle the volume increase of the holiday season plus the hire of certain key management resulted in the increase in salaries and benefits expenses.

Other operating expenses for the nine months ended September 30, 2020 and 2019 included the following:

	2020	2019
Amortization and depreciation	$1,655,406	$1,649,597
Computer and internet expenses	1,313,134	1,182,690
Legal and professional fees	1,463,191	877,156
Merchant bank fees	1,407,008	1,374,283
Stock compensation expense	793,241	445,906
Customer verification expenses	1,744,862	1,224,059
Other	1,660,901	1,402,547
Total	$10,037,743	$8,156,238

Legal and professional fees in the nine months ended September 30, 2020 were $1,463,191 compared to $877,156 in the nine months ended June 30, 2019, representing an increase of $586,035, or 66.8%. This increase was due to legal and consulting fees related to underwriting, marketing, business intelligence enhancements and new product initiatives.

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash of $6,750,019 compared to $3,172,362 at the same date in 2019. As of December 31, 2019, the Company had cash of $6,868,472. The increase in cash from December 31, 2019, was primarily due to the proceeds received under the Paycheck Protection Program.

As of September 30, 2020, the Company had accounts receivable of $24,645,435 offset by an allowance for doubtful accounts of $16,790,115, resulting in net accounts receivable of $7,855,320. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the January Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021.

On February 19, 2019, the Borrower entered into a letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors,  pursuant to which the Borrower issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. Payment of principal and accrued interest under the February Note is due and payable by the Borrower on June 30, 2021 and the Borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement.

The Company applied for and received a loan (the “Loan”) on May 4, 2020, from Customers Bank (the “Lender”) in the principal amount of $1,914,100, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, and administered through the U.S. Small Business Administration (the “SBA”).

The Loan is evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the Lender. The Note matures on April 30, 2022, and bears interest at the rate of 1.00% per annum, payable monthly commencing the later of on November 30, 2020 or the SBA review of the forgiveness application. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan will be available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest may be forgiven to the extent the Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company used the entire Loan amount for designated qualifying expenses and has submitted a loan forgiveness application to the Lender that is pending review.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $4,555,130 for the nine months ended September 30, 2020 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable.

Net cash provided by operating activities was $3,990,643 for the nine months ended September 30, 2019 primarily due to the net income for the period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $2,099,654 comprised of $201,796 for the purchase of property and equipment and $1,804,858 for capitalized software costs.

For the nine months ended September 30, 2019, net cash used in investing activities was $1,664,580 comprised of $79,934 for the purchase of property and equipment and $1,584,646 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $2,573,929 for the nine months ended September 30, 2020 due to loan repayments on the Credit Agreement of $7,023,250 partially offset by $2,412,000 of funds drawn on the Credit Agreement and by $1,914,100 of proceeds received under the Paycheck Protection Program.

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

The Commitment Termination Date of the Credit Agreement (see Note 7) is February 28, 2021 and, accordingly, the Company would then start to repay all borrowed amounts under the facility through February 21, 2022.  Additionally, $ 3,750,000 and $1,000,000 of Promissory Notes (see Note 6) are due by June 30, 2021 and April 30, 2021, respectively. The Company anticipates either renegotiating the terms of the Credit Agreement and Promissory Notes with the existing lenders or entering into agreements to refinance the existing arrangements with new lenders prior to the maturity of these agreements.  While the Company has been previously successful in refinancing these agreements and the holders of both the Credit Agreement and Promissory Notes are significant equity holders, the Company cannot provide any assurance that any such refinancing’s will be available on terms favorable to the Company, or available at all.  The inability to refinance the Credit Agreement and/or Promissory Notes could have a material negative impact to the Company’s operations.

Financial Impact of COVID-19 Pandemic

COVID-19 has had an impact on the Company. The primary impacts have included a transition to a significant amount of remote workers as well as changes to customer origination sources.  Fortunately, regarding tele-work, our South Florida location required a thorough Hurricane Impact plan that enabled all our employees to work remotely if required. Early in the second quarter of 2020, FlexShopper pivoted that Hurricane Plan to a COVID-19 plan in order to allow employees to work outside of the office.  As of the end of October, approximately 85% of our employees are working remotely. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. FlexShopper continues to explore options to bring employees back into the workplace on a rotational basis.

The other primary impact has been on customer origination sources. Pre-COVID-19, approximately 40% of new customers were obtained through brick and mortar or B2B retailers.  The pandemic-related closing and limited operations of retailers, as well as shelter in place orders, limited our new customers from this channel over the second quarter and will continue to have an impact while COVID-19 mandates limit operations of retailers. Same-store origination amounts in these channels are currently 81% of their February results, have recovered substantially from their lowest point and continue to show improvement as time goes on. However, it is still unclear when this origination channel, on a per location basis, will recover to pre-COVID-19 levels. Additionally, in mid-March, both in the B2C and B2B verticals, FlexShopper reduced approval rates in order to add only new customers that would exhibit exceptional payment performance given the unknown time and breadth of the COVID-19 pandemic.  In August, the Company reverted to approval rates in line with pre-Covid-19 results. Finally, the COVID-19 environment delayed the rollout of some B2B initiatives, although since June the Company has partnered with additional retailers and launched a new pilot.

Areas of the business that have not been negatively impacted by COVID-19, but potentially positively impacted, include the payment rate of the portfolio from April until August.  The percentage of delinquent consumers has decreased during the government stimulus period.  That has resulted in better portfolio performance than was observed prior to COVID-19.  While a portion of this is related to modification to underwriting that started in the fourth quarter of 2019, there is also an unknown portion of this improved performance attributable to the government stimulus.  Moreover, the improved performance coupled with participation in the CARES Act programs has enabled FlexShopper to increase cash. COVID-19 has not jeopardized FlexShopper’s ability to satisfy the Credit Agreement covenants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2020.

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

Any of these factors could cause or contribute to the risks and uncertainties identified in our 2019 Form 10-K and could materially adversely affect our business, financial condition and results of operations. For more information regarding the impact of COVID-19 on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Impact of COVID-19 Pandemic” in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of September 30, 2020, the Company had issued warrants exercisable for 760,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, as amended, by and between the Company and XLR8. The warrants are exercisable immediately at a weighted average price of $1.82 per share and an exercise price range from $1.25 to $2.93 and will remain exercisable until June 30, 2023 for the warrants issued before August 30, 2020 and to the date that is four years following the last trading day of the calendar month relating to the applicable monthly warrant issuance for the warrants issued after August 30, 2020. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The following table details the warrants granted for the nine months ended September 30, 2020:

Warrants
Grant Date	Granted
January 31, 2020	40,000
February 29, 2020	40,000
March 31, 2020	40,000
April 30, 2020	40,000
May 31, 2020	40,000
June 30, 2020	40,000
July 31, 2020	40,000
August 31, 2020	40,000
September 30 ,2020	40,000
360,000

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
10.1

Amendment of Consulting Agreement, dated August 30, 2020, between FlexShopper, Inc. and XLR8 Capital Partners, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 and incorporated herein by reference).

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

FLEXSHOPPER, INC.

Date: November 9, 2020	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Financial Officer (Principal Financial Officer)