Form 10-K
period 2020-12-31
FlexShopper, Inc.
filed 2021-03-09
CIK 1397047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-37945

FLEXSHOPPER, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-5456087
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

901 Yamato Road, Ste. 260
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (855) 353-9289

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $23,966,000 (based on the price at which the Registrant’s common stock was last sold on June 30, 2020 of $1.74 per share).

The number of shares outstanding of the Registrant’s common stock, as of March 8, 2021, was 21,375,945.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2021 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by that section. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” “strategy,” “future,” “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding the expansion of our lease-to-own program, expectations concerning our joint working arrangements with retailers, investments in and the success of our underwriting technology and risk analytics platform, our ability to collect payments due from customers, expected future operating results, and expectations concerning our business strategy.

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

i

PART I

Item 1. Business.

Company Overview

We are a financial technology company that enables consumers utilizing our e-commerce marketplace to shop for brand name electronics, home furnishings and other durable goods on a lease-to-own (LTO) basis. We effect these transactions by first approving consumers through our proprietary, risk analytics-powered underwriting model. After receiving a signed consumer lease, we then fund the leased item by purchasing the item from our merchant partner and leasing it to our customer. We then collect payments from consumers under the consumer lease. We hold several registered patents and patent applications on aspects of our LTO system. For the year ended December 31, 2020, we generated approximately $97 million in net lease revenues and fees and realized approximately $340,000 in net loss.

We believe that our LTO programs, which are designed to improve the quality of life of our customers by providing them the ability to obtain ownership of high-quality durable products under an affordable payment arrangement, support broad untapped expansion opportunities for us within the U.S. consumer retail and e-commerce marketplaces. Central to our business model is our LTO Engine, the proprietary technology that we developed and use to automate the online process for consumers to receive payment terms and spending limits and to enter into leases for durable goods, all within minutes. The LTO Engine allows us to operate through three strategic sales channels: (i) selling directly to consumers via our online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (ii) utilizing our LTO payment method at check-out on our merchant partners’ e-commerce sites and (iii) facilitating LTO transactions with retailers in their physical locations both through their in-store terminals and FlexShopper applications accessed via the Internet. We are rolling out an online loan product to augment our LTO solution in these strategic sales channels.

Our Market Opportunity

The LTO industry offers consumers an alternative to traditional methods of obtaining electronics, computers, home furnishings, appliances and other durable goods. FlexShopper’s customers typically do not have sufficient cash or credit to obtain these goods, so they find the short-term nature and affordable payments of LTO attractive.

The Lease-Purchase Transaction

A lease-purchase transaction is a flexible alternative for consumers to obtain brand name merchandise with no long-term obligation. Key features of our lease-purchase transactions include:

Brand name merchandise. FlexShopper offers well-known brands such as LG, Samsung, Sony and Vizio home electronics; Frigidaire, General Electric, LG, Samsung and Whirlpool appliances; Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; Samsung and Apple smartphones; and Ashley, Powell and Standard furniture, among other brands.

Convenient payment options. Our customers make payments on a weekly or bi-weekly basis. Payments are automatically deducted from the customer’s authorized checking account or debit card. Additionally, customers may make additional payments or exercise early payment options, which enable them to save money.

No long-term commitment. A customer may terminate a lease-purchase agreement at any time with no long-term obligation by becoming current on amounts due under the lease-purchase agreement and returning the leased item to FlexShopper.

Applying has no impact on credit or FICO score. We do not use FICO scores to determine customers’ spending limits, so our underwriting does not impact consumers’ credit with the three main credit bureaus.

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer makes all payments during the lease term, which is 52 weeks, or exercises early payment options.

Key Trends Driving the Industry

Non-prime consumers represent the largest segment of the credit market.  According to Experian’s 2020 Consumer Credit Review published on January 4, 2021, 31% of Americans had low credit scores and, according to a 2019 report by the Federal Reserve, 16% of American adults were underbanked. This segment of consumers represents a significant and underserved market.

We believe that the current addressable market size for non-prime consumers is $25 billion (source) with a significant concentration among buyers of consumer electronics. We believe that underwriting consumer electronics online is one of our competitive advantages since this is the majority of our FlexShopper.com business and has not been a focus of our peers.

We also believe current additional industry trends include:

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

We believe we have created a unique platform in which our B2B and B2C sales channels beneficially advance each other. For our B2C channels, we directly market to our consumers LTO opportunities at FlexShopper.com, where they can choose from more than 150,000 of the latest products shipped directly to them by some of the nation’s largest retailers. This generates sales for our retail partners, which encourages them to incorporate our B2B solutions into their online and in-store sales channels. The lease originations by our retail partners using our B2B channels, which have low customer acquisition cost to us, subsidize our B2C customer acquisition costs. Meanwhile, our B2C marketing promotes FlexShopper.com, which provides incremental sales for our retail partners, as well as benefitting our FlexShopper.com business.

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

Continue to optimize marketing across all channels. Since we began marketing our services to consumers in 2014, we have made significant progress in targeting our customers and lowering our customer acquisition costs. This is across different media including direct response television and digital channels such as social media, email and search engines.

Competition and our Competitive Strengths

The LTO industry is highly competitive. Our operation competes with other national, regional and local LTO businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases, in a manner similar to that provided by FlexShopper’s proprietary technology. We believe the following competitive strengths differentiate us:

Underwriting and Risk Management

Specialized technology and proprietary risk analytics optimized for the online non-prime credit market. We have made substantial investments in our underwriting technology and analytics platforms to support rapid scaling, innovation and regulatory compliance. Our team of data scientists and risk analysts uses our risk infrastructure to build and test strategies across the entire underwriting process, using alternative credit data, device authentication, identity verification and many more data elements. We believe our real-time proprietary technology and risk analytics platform is better than those of our competitors in underwriting online consumers and consumer electronics. Most of our peers focus on in-store consumers that acquire furniture and appliances, which we believe are easier to underwrite based on our own experience. Additionally, all of our applications are processed instantly with approvals and spending limits provided within seconds of submission.

LTO Products for Consumers and Retailers

Expansive online LTO marketplace. We have made substantial investments in our custom e-commerce platform to provide consumers the greatest selection of popular brands delivered by many of the nation’s largest retailers, including Best Buy, Amazon, Walmart, Overstock and Serta and many more. Our platform is custom-built for online LTO transactions, which include underwriting our consumers, serving them LTO leases, syncing and communicating with our retail partners to fulfill orders and all front- and back-end customer relationship management functions, including collections and billing. The result is a comprehensive technology platform that manages all facets of our business and enables us to scale with hundreds of thousands of visitors and products.

Omnichannel “save the sale” product for retailers. In retail, the phrase “save the sale” means offering consumers other finance options when they do not qualify for traditional credit. We believe that we have the best omnichannel solution for retailers to “save the sale” with LTO options. We believe no competitor has a LTO marketplace that provides retailers incremental sales with no acquisition cost. Additionally, compared to our peers, our product for consumers requires no money down and typically fewer application fields. We believe this leads to more in-store and online sales.

Providing LTO consumers an “endless aisle” of products for lease-to-own. As illustrated by our B2C channels in the diagram above, we offer consumers three ways to acquire products on a LTO basis. At FlexShopper.com, our customers can choose from more than 150,000 of the latest products shipped by certain of the nation’s largest retailers. If customers want products that are not available on our marketplace, they may use our “personal shopper” service and simply complete a form with a link to the webpage of the desired durable good. We will then facilitate their purchase by providing an LTO arrangement. We also offer consumers the ability to acquire durable goods with our FlexShopper Wallet smartphone application available on Apple and Android devices. With FlexShopper Wallet, consumers may apply for a spending limit and take a picture of a qualifying item in any major retail store and we will fill the order for them. With our B2C channels, we believe we are providing LTO consumers with a superior LTO experience and fulfilling our mission to help improve their quality of life by shopping for what they want and where they want.

Lean and Scalable Model

Compared to the brick-and-mortar LTO industry, which is suffering from the same challenges as traditional retail stores including declining sales, we have been successful in addressing the LTO consumer through online channels as illustrated in the diagram above of our B2C and B2B sales channels.

We believe our model is more efficient and scalable for the following reasons:

We have no inventory risk and are completely drop-ship. We do not have any of the costs associated with buying, storing and shipping inventory. Instead, our suppliers ship goods directly to consumers.

We serve LTO consumers across the United States without brick-and-mortar stores. We do not have any of the costs associated with physical stores or the personnel needed to operate them.

We achieve more operating leverage as our sales grow. Our model is primarily driven by a technology platform that does not require significant increases in operating overhead to support sales growth.

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

Information Systems

We use computer-based management information systems to facilitate our entire business model, including underwriting, processing transactions through our sales channels, managing collections and monitoring leased inventory. In addition, we have a customer service and call center to facilitate inbound and outbound calls. Through the use of our proprietary software developed in-house, each of our retail partners uses our online merchant portal that automates the process of consumers receiving spending limits and entering into leases for durable goods generally to within seconds. The management information system generates reports that enable us to meet our financial reporting requirements.

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

See “Risk Factors” below for more information with respect to governmental laws and regulations and their effect on our business.

Intellectual Property

FlexShopper has been granted U.S. Patent Nos. 10,089,682, 10,282,778 and 10,891,687 (see page 13 for additional disclosures) by the U.S. Patent and Trademark Office (the “USPTO”) since 2018. These patents are for a range of systems, including one that enables e-commerce servers to complete LTO transactions through their e-commerce websites and one that enables retailer devices to complete LTO transactions through their retailer web pages, as well as systems that further enable consumer devices to modify received retailer web pages to indicate LTO payments in association with transaction-eligible products as part of LTO transactions through the retailer web pages. FlexShopper may file additional patent applications in the future. We can provide no assurance that FlexShopper will be granted any additional patents by the USPTO. We believe certain proprietary information, including our underwriting model, and our patented and patent-pending systems are central to our business model and we believe they give us a key competitive advantage. We also rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights. See “Risk Factors” below for more information on and risks associated with respect to our intellectual property.

Human Capital

In order to innovate, compete and succeed in our highly competitive market, it is crucial that we continue to attract and retain experienced employees. As part of these efforts, we strive to offer competitive compensation and benefits program. In addition to their base salary, we also offer employees a wide array of benefits such as life and health (medical, dental and vision) insurance, paid time off and retirement benefits. We also provide free emotional well-being services as part of our employee assistance program.

As of December 31, 2020, we had 155 full-time employees, including 61 individuals in our corporate office and 94 individuals in operations center. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We consider our relations with our employees to be very good.

Corporate Organization and Information

FlexShopper was incorporated under the laws of the State of Delaware in 2006. FlexShopper is a holding corporation that conducts its lease-to-own business through its wholly-owned subsidiary, FlexShopper, LLC, a limited liability company organized under the laws of North Carolina in 2013 and conducts its lending business through its wholly-owned subsidiary, FlexLending, LLC, a limited liability company organized under the laws of Delaware in 2019. FlexShopper, LLC wholly owns, directly or indirectly, two Delaware subsidiaries, FlexShopper 1, LLC and FlexShopper 2, LLC.

Our executive offices are located at 901 Yamato Road, Suite 260, Boca Raton, Florida 33431, and our telephone number is (855) 353-9289. We maintain a corporate website at https://www.flexshopper.com. Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website, as soon as reasonably practicable after they have been filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). Our SEC reports and other filings can be accessed through the investors section of our website, or through https://www.sec.gov. Information on our website does not constitute part of this Annual Report or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our customers, retailer network and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an investor’s evaluation of our company will be included in filings accessible through the SEC website and may also be disseminated using our investor relations website (https://flexshopper.com) and press releases. However, we encourage investors, the media and others interested in our company to also review our social media channels @flexshopper on Twitter and FlexShopper on Facebook. The information contained in these social media channels is not part of, and is not incorporated into or included in, this Annual Report.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K, in evaluating us and our business.  Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline.

Risks Related to Our Business, Operations and Technology

 Our business liquidity and capital resources are dependent upon our Credit Agreement with an institutional lender and our compliance with the terms of that agreement. FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $47,500,000 from the Lender, based on the Borrower’s cash on hand and Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement). As of March 8, 2021, there was $200,843 in additional availability under the Credit Agreement and the outstanding balance under the Credit Agreement was $39,580,000. On January 29, 2021, pursuant to an amendment, the Commitment Termination Date of the Credit Agreement was extended to April 1, 2024, the Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at LIBOR plus 11% per annum.

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

Our customer base presents significant risk of default for non-payment. We bear the risk of non-payment or late payments by our customers. The nature of our customer base makes it sensitive to adverse economic conditions and, in the event of an economic downturn, less likely to meet our prevailing underwriting standards, which may be more restrictive in an adverse economic environment. As a result, during such periods we may experience decreases in the growth of new customers, and we may curtail spending limits to existing customers, which may adversely affect our net revenue and potential profitability.

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

Failure to successfully manage and grow our FlexShopper.com e-commerce platform could materially adversely affect our business and prospects. Our FlexShopper.com e-commerce platform provides customers the ability to apply, shop, review our product offerings and prices and enter into lease agreements as well as make payments on existing leases from the comfort of their homes and on their mobile devices. Our e-commerce platform is a significant and essential component of our strategic plan and we believe will drive future growth of our business. In order to promote our products and services and allow customers to transact online and reach new customers, we must effectively maintain, improve and grow our e-commerce platform. There can be no assurance that we will be able to maintain, improve or grow our e-commerce platform in a profitable manner.

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

Our customers can return merchandise without penalty. When our customers acquire merchandise through the FlexShopper LTO program, we purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled less than 2% of leased merchandise for the year ended December 31, 2020.

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

Our operations are regulated by and subject to the requirements of various Federal and state laws and regulations. These laws and regulations, which may be amended or supplemented or interpreted by courts from time to time, could expose us to significant compliance costs or burdens or force us to change our business practices in a manner that may be materially adverse to our operations, prospects or financial condition.  Currently, nearly every state and the District of Columbia specifically regulate LTO transactions. At the present time, no federal law specifically regulates the LTO industry, although federal legislation to regulate the industry has been proposed from time to time. Any adverse changes in existing laws, or the passage of new adverse legislation by states or the Federal government could materially increase both our costs of complying with laws and the risk that we could be sued or be subject to government sanctions if we are not in compliance. In addition, new burdensome legislation might force us to change our business model and might reduce the economic potential of our sales and lease ownership operations. Most of the states that regulate LTO transactions have enacted disclosure laws that require LTO companies to disclose to their customers the total number of payments, the total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. In addition, certain restrictive state lease purchase laws limit the total amount that a customer may be charged for an item or regulate the “cost-of-rental” amount that LTO companies may charge on LTO transactions, generally defining “cost-of-rental” as lease fees paid in excess of the “retail” price of the goods. There has been increased legislative attention in the United States, at both the Federal and state levels, on consumer debt transactions in general, which may result in an increase in legislative regulatory efforts directed at the LTO industry. We cannot guarantee that the Federal government or states will not enact additional or different legislation that would be disadvantageous or otherwise materially adverse to us. In addition to the risk of lawsuits related to the laws that regulate LTO transactions, we could be subject to lawsuits alleging violations of Federal and/or state laws and regulations relating to consumer tort law, including fraud, consumer protection, information security and privacy. A large judgment against us could adversely affect our financial condition and results of operations. Moreover, an adverse outcome from a lawsuit, even one against one of our competitors, could result in changes in the way we and others in the industry do business, possibly leading to significant costs or decreased revenues or profitability.

Our virtual LTO business differs in some potentially significant respects from the risks of a typical LTO brick-and-mortar store business, which implies certain additional regulatory risks. We offer LTO products directly to consumers through our e-commerce marketplace and through the stores and e-commerce sites of third-party retailers. This novel business model implicates certain regulatory risk including, among others:

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

Changes in regulations or customer concerns, in particular as they relate to privacy and protection of customer data, could adversely affect our business.   Our business is subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our customers. The interpretation and application of privacy and customer data protection laws are in a state of flux and may vary from jurisdiction to jurisdiction. These laws may be interpreted and applied inconsistently, and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure, or perceived failure, by us to comply with our own privacy policies or with any regulatory requirements or orders or other privacy or consumer protection related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect our operating results.

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

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense, and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to us. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers. Although we have entered employment contracts with Richard House, Jr., our Chief Executive Officer and H. Russell Heiser, Jr., our Chief Financial Officer, we cannot guarantee that they will be available. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business.

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

Competition in the LTO business is intense. The LTO industry is highly competitive. Our operation competes with other national, regional and local LTO businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities spending limits and payment terms and to enter into leases in a manner similar to that provided by our proprietary technology. Greater financial resources may allow our competitors to grow faster than us, including through acquisitions. This in turn may enable them to enter new markets before we can, which may decrease our opportunities in those markets. Greater name recognition, or better public perception of a competitor’s reputation, may help them divert market share away from us, even in our established markets. Some competitors may be willing to offer competing products on an unprofitable basis in an effort to gain market share, which could compel us to match their pricing strategy or lose business. With respect to customers desiring to purchase merchandise for cash or on credit, we also compete with retail stores. Competition is based primarily on store location, product selection and availability, customer service and lease rates and terms. We believe we do not currently have significant competition for our online LTO marketplace and patent pending LTO payment method. However, such competition is likely to develop over time, and we may be unable to successfully compete in our target markets. We can provide no assurances that we will be able to successfully compete in the LTO industry.

Continuation or worsening of current economic conditions faced by a portion of our customer base could result in decreased revenues. The geographic concentration of our retail partners may magnify the impact of conditions in a particular region, including economic downturns and other occurrences. Although we believe an economic downturn can result in increased business in the LTO market as consumers increasingly find it difficult to purchase home furnishings, electronics and appliances from traditional retailers on store installment credit, it is possible that if the conditions continue for a significant period, or get worse, consumers may curtail spending on all or some of the types of merchandise we offer, in which event our revenues may suffer.

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

We face risks related to the strength of our operational, technological and organizational infrastructure.  We are exposed to operational risks that can be manifested in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees, contractors or third parties and exposure to external events. In addition, we are heavily dependent on the strength and capability of our technology systems that we use to manage our internal financial, credit and other systems, interface with our customers and develop and implement effective marketing campaigns. Our ability to operate our business to meet the needs of our existing customers and attract new ones and to run our business in compliance with applicable laws and regulations depends on the functionality of our operational and technology systems. Any disruptions or failures of our operational and technology systems, including those associated with improvements or modifications to such systems, could cause us to be unable to market and manage our products and services and to report our financial results in a timely and accurate manner, all of which could have a negative impact on our results of operations. In some cases, we outsource delivery, maintenance and development of our operational and technological functionality to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Any increase in the amount of our infrastructure that we outsource to third parties may increase our exposure to these risks.

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

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.  We have been granted a patent for our system that enables e-commerce servers to complete LTO transactions through their e-commerce websites and for additional systems that enable retailer devices to complete LTO transactions through their retailer web pages, as well as systems that further enable consumer devices to modify received retailer web pages to indicate LTO payments in association with transaction-eligible products as part of LTO transactions through the retailer web pages. However, we can provide no assurances that we will be granted any additional patents by the USPTO.  We believe certain proprietary information, including but not limited to our underwriting model, and patented and patent-pending systems are central to our business model, and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers and others to protect our proprietary rights. We may be unable to prevent third parties from acquiring trademarks, service marks and domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for users to find our website. We may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent parties from infringing or misappropriating our proprietary rights. We can be at risk that others will independently develop or acquire equivalent or superior technology or other intellectual property rights. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. We cannot be certain that the intellectual property used in our business does not and will not infringe the intellectual property rights of others, and we are from time to time subject to third party infringement claims. Due to recent changes in patent law, we face the risk of a temporary increase in patent litigation due to new restrictions on including unrelated defendants in patent infringement lawsuits in the future particularly from entities that own patents but that do not make products or services covered by the patents. Any third-party infringement claims against us, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. Moreover, should we be found liable for infringement, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all.

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

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity, our business could be adversely impacted. Criminals are using increasingly sophisticated methods to engage in illegal activities such as paper instrument counterfeiting, fraudulent payment or refund schemes and identity theft. As we make more of our services available over the internet and other media, we subject ourselves to consumer fraud risk. We use a variety of tools to protect against fraud; however, these tools may not always be successful.

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

Risks Relating to our Stock

Because of their significant stock ownership and ability to select a nominee to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decisions.  B2 FIE V LLC (“B2 FIE”), a holder of series 2 convertible preferred stock and a seat on our Board, beneficially owns 21.3% of the voting power of our outstanding stock as of March 8, 2021. Our secured lender beneficially owns 5.9% of the voting power of our outstanding stock as of March 8, 2021. Also, our executive officers and other directors beneficially own an additional 21.8% of the voting power of our outstanding stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of common stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Additionally, pursuant to the Investor Rights Agreement entered into in connection with its investment in the Company, B2 FIE currently has the right to designate one nominee on our Board of Directors.  As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our common stock has fluctuated significantly and is likely to continue to do so. During the fiscal year ended December 31, 2020, the closing price for our common stock on the Nasdaq Capital Market ranged from $0.98 to $3.06 per share. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed in this Risk Factors section, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; dilution caused by additional equity issuances; our ability to meet market expectations with respect to the growth and profitability of each of our operating segments; quarterly variations in our competitors’ results of operations; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our common stock could fluctuate as a result. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our Board of Directors may deem relevant. We are additionally restricted under our Credit Agreement from declaring or making any dividends in cash or stock, subject to certain limited permitted dividend payments assuming we have positive net income and there is no existing default or event of default thereunder.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our principal executive office is located in Boca Raton, Florida, where we currently lease 21,622 square feet of office space to accommodate our business and employees. The monthly rent for this space is approximately $31,500 with annual 3% increases throughout the lease term on the anniversary of the commencement date throughout the initial 108-month term. Our lease extends through June 30, 2028.

In August 2017, we entered a 12-month lease with options for two additional three-year terms for storefront space in West Palm Beach, Florida to accommodate our repossession retail sales operation. The monthly base rent including operating expenses is approximately $2,000 with annual 4% increases throughout the lease term. In April 2018, we exercised our option to extend the term of the lease to September 30, 2021.

Item 3. Legal Proceedings.

There are no material pending legal proceedings against our company. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

On February 4, 2020, we completed an exchange offer relating to our outstanding public warrants, in which the holders of the public warrants were offered 0.62 shares of common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”). On February 19, 2020, “FPAYW” was removed from listing on the Nasdaq Capital Market and deregistered under the Securities Exchange Act pending automatic conversion into shares of our common stock.

Holders of Record

As of March 8, 2021, there were 131 holders of record of our common stock.

Dividend Policy

We have not paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities and other factors that our Board of Directors deems relevant. Our Credit Agreement restricts our ability to declare or make, or agree to pay or make, directly or indirectly, any dividends in cash or stock, or incur any obligation to do so, subject to certain limited permitted dividend payments assuming we have positive net income and there is no existing default or event of default thereunder.

Our series 2 convertible preferred stock accrues dividends on its $1,000 stated value at an annual rate of 10% compounded annually. Cumulative accrued dividends on our series 2 convertible preferred stock, as of December 31, 2020, totaled approximately $10,832,073 (see Note 7 of Notes to Consolidated Financial Statements).

Item 6. Selected Financial Data.

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

Overview

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets and wearables), smartphones, tires, jewelry and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation, including through an extensive online experience. Our customers can acquire well-known brands such as Samsung, Frigidaire, Hewlett-Packard, LG, Whirlpool, Simmons, Philips, Ashley, Apple and more. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using our “LTO Engine,” FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods to within seconds. The LTO Engine is the basis for FlexShopper’s primary sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels, as described in further detail below. Concurrently, e-tailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing our LTO payment method at check-out on our partners’ e-commerce sites and (3) facilitating LTO transactions with retailers in their physical locations both through their in store terminals and FlexShopper applications accessed via the Internet.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the aforementioned manner. The accounts receivable balances consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Accounts receivable	$32,171,255	$18,249,273
Allowance for doubtful accounts	(22,138,541)	(9,976,941)
Accounts receivable, net	$10,032,714	$8,272,332

The allowance for doubtful accounts is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until all collection efforts are exhausted. During the years ended December 31, 2020 and 2019, 19,769,114 and $28,615,411 of accounts receivable balances, respectively, were charged off against the allowance.

	December 31, 2020	December 31, 2019
Beginning balance	$9,976,941	$3,754,306
Provision for write-offs	31,930,714	34,838,046
Accounts written off	(19,769,114)	(28,615,411)
Ending balance	$22,138,541	$9,976,941

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

The net leased merchandise balances consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Lease merchandise at cost	$64,335,971	$46,807,570
Accumulated depreciation	(19,162,357)	(13,518,181)
Impairment reserve	(2,351,274)	(2,226,285)
Lease merchandise, net	$42,822,340	$31,063,104

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the years ended December 31, 2020 and 2019 are as follows:

Gross Profit	2020	2019	$ Change	% Change

Gross lease billings and fees	$128,870,481	$120,169,406	$8,701,075	7.2
Lease merchandise sold	5,144,747	3,458,529	1,686,218	48.8
Gross billings	134,015,228	123,627,935	10,387,293	8.4
Provision for doubtful accounts	(31,930,714)	(34,838,046)	2,907,332	(8.3)
Net revenues	102,084,514	88,789,889	13,294,625	15.0
Cost of merchandise sold	(3,424,880)	(2,282,036)	(1,142,844)	50.1
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(63,308,210)	(57,939,899)	(5,368,311)	9.3
Gross profit	$35,351,424	$28,567,954	$6,783,470	23.7
Gross profit margin	35%	32%

Adjusted EBITDA	2020	2019	$ Change	% Change

Net (loss) / income	$(339,896)	$577,415	$(917,311)	(158.9)
Provision for income taxes	663,050	216,400	446,650	206.4
Amortization of debt costs	305,797	324,686	(18,889)	(5.8)
Other amortization and depreciation	2,271,287	2,199,737	71,550	3.3
Interest expense	3,996,764	3,985,736	11,028	0.3
Stock compensation	981,261	595,833	385,428	64.7
Product/ infrastructure expense	299,287	401,896	(102,609)	(25.5)
Warrants compensation- consulting agreement	139,480	127,561	11,919	9.3
Executive separation agreement	396,090	-	396,090	-
Adjusted EBITDA	$8,713,120	$8,429,264	$283,856	3.4

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

Adjusted EBITDA represents net income before interest, stock-based compensation, taxes, depreciation (other than depreciation of leased inventory), amortization and one-time or non-recurring items. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

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

Adjusted EBITDA is a supplemental measure of FlexShopper’s performance that is neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA should not be considered as substitutes for GAAP metrics such as operating income/ (loss), net income or any other performance measures derived in accordance with GAAP.

Results of Operations

The following table details the operating results from operations for the years ended December 31, 2020 and 2019.

	2020	2019	$ Change	% Change

Gross lease billings and fees	128,870,481	$120,169,406	$8,701,075	7.2
Provision for doubtful accounts	(31,930,714)	(34,838,046)	2,907,332	(8.3)
Net lease billings and fees	96,939,767	85,331,360	11,608,407	13.6
Lease merchandise sold	5,144,747	3,458,529	1,686,218	48.8
Total revenues	102,084,514	88,789,889	13,294,625	15.0
Cost of lease revenues and merchandise sold	66,733,090	60,221,935	6,511,155	10.8
Marketing	5,880,063	3,649,292	2,230,771	61.1
Salaries and benefits	10,440,693	8,469,334	1,971,359	23.3
Other operating expenses	14,404,953	11,345,091	3,059,862	27
Operating income	4,625,715	5,104,237	(478,522)	(9.4)
Interest expense	4,302,561	4,310,422	(7,861)	(0.2)
Provision for income taxes	663,050	216,400	446,650	206.4
Net (loss) / income	(339,896)	$577,415	$(237,519)	41.1

Total lease revenues for the twelve months ended December 31, 2020 were $96,939,767 compared to $85,331,360 for the twelve months ended December 31, 2019, representing an increase of $11,608,407, or 13.6%. Continued growth in repeat customers coupled with acquiring new customers and more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2020 was $66,733,090 compared to $60,221,935 for the twelve months ended December 31, 2019, representing an increase of $6,511,155 increase, or 10.8%. Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2020 was comprised of depreciation expense and impairment of lease merchandise of $64,263,603, the net book value of merchandise sold of $3,424,880 partially offset by merchant rebates of $955,393. Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2019 is comprised of depreciation expense on lease merchandise of $58,253,095, the net book value of merchandise sold of $2,282,036 partially offset by merchant rebates of $313,196. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the twelve months ended December 31, 2020 was $5,880,063 compared to $3,649,292 in the twelve months ended December 31, 2019, an increase of 2,230,771 or 61.1%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost. Also, the amortization of direct acquisition cost increased due to more capitalized commission earned based on lease originations.

Salaries and benefits in the twelve months ended December 31, 2020 was $10,440,693 compared to $8,469,334 in the twelve months ended December 31, 2019, an increase of $1,971,359, or 23.3%. The hire of certain key management and the increase in contractors that took place mainly in the fourth quarter of 2020 to handle the volume increase of the holiday season were the drivers for the increase in salaries and benefits expenses.

Other operating expenses for the years ended December 31, 2020 and 2019 were $14,404,953 and $11,345,091 respectively.

Key operating expenses for the years ended December 31, 2020 and 2019 included the following:

	2020	2019
Amortization and depreciation	$2,271,287	$2,199,737
Computer and internet expenses	1,849,641	1,658,251
Legal and professional fees	1,932,287	1,249,284
Merchant bank fees	1,879,978	1,834,897
Stock compensation expense	981,261	595,833
Customer verification expense	2,791,114	1,791,557
Other	2,699,385	2,015,532
Total	$14,404,953	$11,345,091

Legal and professional fees in the twelve months ended December 31, 2020 were $1,932,287 compared to $1,249,284 in the twelve months ended December 31, 2019, an increase of $683,003, or 54.7%. This increase was due to legal and consulting fees related to underwriting, marketing, business intelligence enhancements and new product initiatives.

Stock compensation expense in the twelve months ended December 31, 2020 was 981,261 compared to $595,833 in the twelve months ended December 31, 2019, an increase of $385,428, or 64.7%. The increase was due to the election of some of the Company’s directors to receive their quarterly fees in stock options instead of cash and to the grant of stock options to key employees during the year ended on December 31, 2020.

Customer verification expense in the twelve months ended December 31, 2020 was $2,791,114 compared to $1,791,557 in the twelve months ended December 31, 2019, an increase of $999,557, or 55.8%. The increase in marketing expenses was the main driver for more lease applications and therefore for the increase in customer verification expenses.

The increased revenues were offset by the increase in expenses to enhance and scale the Company’s LTO channels and support its growth resulting in net loss of $399,896 for the year ended December 31, 2020 and a net income of $577,415 for the year ended December 31, 2019.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had cash of $8,541,232 compared to $6,868,472 as of December 31, 2019.

As of December 31, 2020, the Company had accounts receivables of $32,171,255 net of an allowance for doubtful accounts of $22,138,541 totaling $10,032,714. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Credit Agreement

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time to time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s recently collected payments and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may currently borrow up to $47,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On January 29, 2021, pursuant to an amendment to the Credit Agreement, the Commitment Termination Date was extended to April 1, 2024, the Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at LIBOR plus 11% per annum. On February 26, 2021 an amendment to the Credit Agreement was signed to extend the deadline to receive approval from a third party to enter into a Backup Servicer Agreement.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of cash and liquidity and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper may refinance the debt under the Credit Agreement, subject to the payment of an early termination fee.

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

The Company is pursuing a refinancing of both related party subordinated notes with a non-related party note with a term that is similar to the Credit Agreement. Besides extending the maturity date, no material changes are expected in the terms of the interest rate of the new subordinated facility. If the Company is unsuccessful refinancing the related party notes, then the Company does not foresee any difficulty in extending the maturity of the current related party subordinated notes

The Company applied for and received a loan (the “Loan”) on May 4, 2020, from Customers Bank (the “PPP Lender”) in the principal amount of $1,914,100, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, and administered through the U.S. Small Business Administration (the “SBA”).

The Loan is evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the PPP Lender. The Note matures on April 30, 2022, and bears interest at the rate of 1.00% per annum, payable monthly commencing the later of on November 30, 2020 or the SBA review of the forgiveness application. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan were available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest may be forgiven to the extent the Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company believes that it used the entire Loan amount for designated qualifying expenses and has submitted a loan forgiveness application to the PPP Lender that is pending review.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $5,207,547 for the year ended December 31, 2020 and was primarily due to the purchases of leased merchandise and the add back of provision for doubtful accounts, partially offset by the change in accounts receivable and the add back of depreciation and impairment on leased merchandise.

Net cash used by operating activities was $469,461 for the year ended December 31, 2019 and was primarily due to the purchases of leased merchandise and the change in accounts receivable partially offset by net income and the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts.

Cash Flows from Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $3,098,194 comprised of $732,582 for the purchase of property and equipment and $2,365,612 for capitalized software costs.

For the year ended December 31, 2019, net cash used in investing activities was $2,241,172 comprised of $110,249 for the purchase of property and equipment and $2,130,923 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9,978,501 for the year ended December 31, 2020 primarily due to the funds drawn on the Credit Agreement of $15,033,000 and $1,914,100 of proceeds received under the Paycheck Protection Program, offset by repayments of amounts borrowed under the Credit Agreement of $7,023,250.

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

Financial Impact of COVID-19 Pandemic

COVID-19 has had an impact on the Company. The primary impacts have included a transition to a significant amount of remote workers as well as changes to customer origination sources.  Fortunately, regarding tele-work, our South Florida location required a thorough Hurricane Impact plan that enabled all our employees to work remotely if required. Early in the second quarter of 2020, FlexShopper pivoted that Hurricane Plan to a COVID-19 plan in order to allow employees to work outside of the office.  As of the end of December 2020, approximately 85% of our employees are working remotely. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. FlexShopper continues to explore options to bring employees back into the workplace on a rotational basis.

The other primary impact has been on customer origination sources. Pre-COVID-19, approximately 40% of new customers were obtained through brick and mortar or B2B retailers. The pandemic-related closing and limited operations of retailers, as well as shelter in place orders, limited our new customers from this channel over the second quarter and first half of the third quarter and will continue to have a limited impact while COVID-19 mandates limit operations of retailers. Same-store origination amounts in these channels have recovered to their pre-pandemic levels. However, it is still unclear when our retailer partners will allow our sales support staff to resume training in many of these store locations due to COVID-19 restrictions. Additionally, in mid-March, both in the B2C and B2B verticals, FlexShopper reduced approval rates in order to add only new customers that would exhibit exceptional payment performance given the unknown time and breadth of the COVID-19 pandemic.  In August, the Company reverted to approval rates in line with pre-Covid-19 results. Finally, the COVID-19 environment delayed the rollout of some B2B initiatives, although since June the Company has partnered with additional retailers and launched a new pilot.

Areas of the business that have not been negatively impacted by COVID-19, but potentially positively impacted, include the payment rate of the portfolio from April until August.  The percentage of delinquent consumers has decreased during the government stimulus period.  That has resulted in better portfolio performance than was observed prior to COVID-19.  While a portion of this is related to modification to underwriting that started in the fourth quarter of 2019, there is also an unknown portion of this improved performance attributable to the government stimulus.  Moreover, the improved performance coupled with participation in the CARES Act programs has enabled FlexShopper to increase cash. COVID-19 has not jeopardized FlexShopper’s ability to satisfy the covenants contained in its Credit Agreement.

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

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

FlexShopper, Inc.

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Leased Merchandise

As discussed in Note 2 to the consolidated financial statements, the Company had $42,822,340 of lease merchandise at December 31, 2020.  The Company evaluates lease merchandise for impairment based upon the payment history of the individual customer.  When a customer falls within certain thresholds of payment performance, the Company will record an impairment charge against the corresponding lease merchandise. Historical trends and current conditions are considered when determining the appropriate time to record an impairment of lease merchandise.

We identified management’s leased merchandise impairment assessment as a critical audit matter due to the significant amount of judgment required by management in determining the timing and estimated amount of impairment. This in turn resulted in significant effort and a high degree of subjectivity in performing our audit procedures and in evaluating audit evidence relating to the impairment of lease merchandise made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  Our procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the impairment assessment; (ii) verifying that the Company appropriately impaired assets in accordance with its policies; (iii) testing a sample of leases to ensure that an impairment charge was recorded when appropriate; and (iv) evaluating the Company’s thresholds for determining impairment.

Collectability of Accounts Receivable

As discussed in Note 2 to the consolidated financial statements, the Company recognized $31,930,714 of bad debt expense during the year ended December 31, 2020 with a corresponding reduction to lease revenue and fees. At December 31, 2020, the Company had an allowance for doubtful accounts of $22,138,541. The Company determines the amount of allowance for doubtful accounts to recognize as a portion of its regular customer billings based upon historical and current payment trends, as well as taking into consideration the status of the related lease.

We identified management’s estimate of the allowance for doubtful accounts as a critical audit matter due to the significant amount of judgment required by management in determining its estimates for bad debt expense. This in turn resulted in significant effort and a high degree of subjectivity, in performing our audit procedures and in evaluating audit evidence relating to the collectability of accounts receivable made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  Our procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the allowance for doubtful accounts; (ii) verifying that for a sample of leases, the Company had correctly applied payments to the appropriate lease; and (iii) independently recalculating the Company’s analysis of bad debt for its lease portfolio on a historical and current basis including a review of payment trends subsequent to December 31, 2020 and comparing that result against the Company’s calculations for reasonableness.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

New York, New York

March 8, 2021

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$8,541,232	$6,868,472
Accounts receivable, net	10,032,714	8,272,332
Prepaid expenses	869,081	672,242
Lease merchandise, net	42,822,340	31,063,104
Total current assets	62,265,367	46,876,150

PROPERTY AND EQUIPMENT, net	5,911,696	5,260,407

OTHER ASSETS, net	72,316	78,335
Total assets	$68,249,379	$52,214,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,907,619	$4,567,889
Accrued payroll and related taxes	352,102	513,267
Current portion of promissory notes to related parties, net of $8,276 at 2020 and $5,333 at 2019 of unamortized issuance costs, including accrued interest	4,815,546	1,067,740
Current portion of promissory note – Paycheck Protection Program	1,184,952	-
Accrued expenses	2,646,800	1,372,901
Lease liability - current portion	160,726	27,726
Total current liabilities	17,067,745	7,549,523

Loan payable under credit agreement to beneficial shareholder, net of $61,617 at 2020 and $281,138 at 2019 of unamortized issuance costs and current portion	37,134,009	28,904,738
Promissory notes to related parties, net of $24,828 at 2019 of unamortized issuance costs and current portion	-	3,725,172
Promissory note – Paycheck Protection Program, net of current portion	741,787	-
Accrued payroll and related taxes net of current portion	204,437	-
Lease liabilities less current portion	1,947,355	2,067,184
Total liabilities	57,095,333	42,246,617

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - designated 250,000 shares, issued and outstanding 170,332 shares at 2020 and 171,191 shares at 2019 at $5.00 stated value	851,660	855,955
Series 2 Convertible Preferred Stock, $0.001 par value - designated 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,359,945 shares at 2020 and 17,783,960 shares at 2019	2,136	1,779
Additional paid in capital	36,843,326	35,313,721
Accumulated deficit	(48,495,076)	(48,155,180)
Total stockholders’ equity	11,154,046	9,968,275
	$68,249,379	$52,214,892

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2020	2019

Revenues:
Lease revenues and fees, net	$96,939,767	85,331,360
Lease merchandise sold	5,144,747	3,458,529
Total revenues	102,084,514	88,789,889

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	63,308,210	57,939,899
Cost of lease merchandise sold	3,424,880	2,282,036
Marketing	5,880,063	3,649,292
Salaries and benefits	10,440,693	8,469,334
Operating expenses	14,404,953	11,345,091
Total costs and expenses	97,458,799	83,685,652

Operating income	4,625,715	5,104,237

Interest expense including amortization of debt issuance costs	4,302,561	4,310,422
Income before income taxes	323,154	793,815
Provision for income taxes	663,050	216,400
Net (loss) / income	(339,896)	577,415

Deemed dividend from exchange offer of warrants	713,212	-
Dividends on Series 2 Convertible Preferred Shares	2,438,988	2,437,884
Net loss attributable to common shareholders	$(3,492,096)	$(1,860,469)

Basic and diluted (loss) per common share:
Basic and diluted	$(0.17)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	20,995,349	17,672,156

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	239,405	$1,197,025	21,952	$21,952,000	17,294,870	$1,758	$30,074,488	$(48,732,595)	$8,492,676
Provision for compensation expense related to stock options	-	-	-	-	-	-	595,833	-	595,833
Refund of cost related to equity raise	-	-	-	-	-	-	61,509		61,509
Conversion of preferred stock to common stock	(68,214)	(341,070)	-	-	86,323	9	341,061	-	-
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	127,561	-	127,561
Exercise of stock options into common stock					82,667	8	69,398	-	69,406
Exercise of warrants into common stock	-	-	-	-	35,100	4	43,871	-	43,875
Net income	-	-	-	-	-	-	-	577,415	577,415
Balance, December 31, 2019	171,191	855,955	21,952	21,952,000	17,783,960	1,779	35,313,721	(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	981,261	-	981,261
Issuance of warrants in connection with consulting agreements	-	-	-	-	-	-	407,494	-	407,494
Exercise of stock options into common stock			-	-	7,166	$1	5,661	-	5,662
Conversion of preferred stock to common stock	(859)	(4,295)	-	-	1,136	$-	4,295	-	-
Exercise of warrants into common stock	-	-	-	-	105,000	$10	131,240	-	131,250
Exchange offer of warrants	-	-	-	-	3,462,683	$346	(346)	-	-
Net loss	-	-	-	-	-	-	-	(339,896)	(339,896)
Balance, December 31, 2020	170,332	$851,660	21,952	$21,952,000	21,359,945	$2,136	$36,843,326	$(48,495,076)	$11,154,046

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(339,896)	$577,415
Adjustments to reconcile net (loss)/ income to net cash used in operating activities:
Depreciation and impairment of lease merchandise	63,308,210	58,253,095
Other depreciation and amortization	2,577,084	2,524,422
Compensation expense related to issuance of stock options and warrants	1,388,755	723,394
Provision for doubtful accounts	(31,930,714)	34,838,046
Interest in kind added to promissory notes balance	13,388	-
Payment of interest in kind under promissory notes	-	73,073
Payment of interest in kind under credit agreement	-	170,550
Changes in operating assets and liabilities:
Accounts receivable	30,170,332	(36,734,415)
Prepaid expenses and other	(195,104)	(352,710)
Lease merchandise	(75,067,446)	(56,951,502)
Security deposits	2,943	9,210
Accounts payable	3,339,730	(3,814,098)
Lease liabilities	198,528	(124,319)
Accrued payroll and related taxes	43,271	120,172
Accrued expenses	1,283,372	218,206
Net cash used in operating activities	(5,207,547)	(469,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(3,098,194)	(2,241,172)
Net cash used in investing activities	(3,098,194)	(2,241,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	15,033,000	12,396,078
Repayment of loan payable under credit agreement	(7,023,250)	(11,815,488)
Proceeds from promissory notes to related parties, net of fees	-	3,440,000
Proceeds from promissory notes- Paycheck Protection Program, net of fees	1,914,100	-
Repayment of promissory note	-	(500,000)
Principal payment under finance lease obligation	(6,664)	(2,527)
Refund of equity issuance related costs	-	61,509
Proceeds from exercise of warrants	131,250	43,875
Proceeds from exercise of stock options	5,662	69,406
Repayment of installment loan	(11,207)	(11,208)
Debt issuance related costs	(64,390)	(243,750)
Net cash provided by financing activities	9,978,501	3,437,895

INCREASE IN CASH	1,672,760	727,262

CASH, beginning of period	6,868,472	6,141,210

CASH, end of period	$8,541,232	$6,868,472

Supplemental cash flow information:
Interest paid	$3,973,374	$3,606,328
Deemed dividend from exchange offer of warrants	$713,212	$-
Conversion of preferred stock to common stock	$4,295	$341,070

The accompanying notes to consolidated financial statements are an integral part of these statements.

FlexShopper Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

1. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 2006. The Company owns 100% of FlexShopper, LLC, a North Carolina limited liability company and owns 100% of FlexLending, LLC, a Delaware limited liability company. The Company is a holding corporation with no operations except for those conducted by FlexShopper LLC and FlexLending, LLC.

In January 2015, in connection with the Credit Agreement entered in March 2015 (see Note 6), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC, together with its subsidiaries, are hereafter referred to as “FlexShopper.”

FlexShopper provides through e-commerce sites, certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third-party retailers and e-tailers. We effect these transactions by first approving consumers through our proprietary, risk analytics-powered underwriting model. After receiving a signed consumer lease, we then fund the leased item by purchasing the item from our merchant partner and leasing it to our customer. We then collect payments from consumers under the consumer lease.

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

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day same as cash option, an early purchase option, or through payments of all required lease payments, generally 52 weeks, for ownership. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Accordingly, customer agreements are accounted for as operating leases with lease revenues recognized in the month, they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue for lease payments received prior to their due date is deferred and recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or monthly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Accounts receivable	$32,171,255	$18,249,273
Allowance for doubtful accounts	(22,138,541)	(9,976,941)
Accounts receivable, net	$10,032,714	$8,272,332

The allowance is a significant percentage of the net accounts receivable balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. During the years ended December 31, 2020 and 2019, $19,769,114 and $28,615,411 of accounts receivable balances, respectively, were charged off against the allowance. During the years ended December 31, 2020 and 2019, the provision for bad debts was $31,930,714 and $34,838,046, respectively. The following table shows the activity in the allowance for doubtful accounts:

	December 31, 2020	December 31, 2019

Beginning balance	$9,976,941	$3,754,306
Provision	31,930,714	34,838,046
Accounts written off	(19,769,114)	(28,615,411)
Ending balance	$22,138,541	$9,976,941

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

The net leased merchandise balances consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019

Lease merchandise at cost	$64,335,971	$46,807,570
Accumulated depreciation	(19,162,357)	(13,518,181)
Impairment reserve	(2,351,274)	(2,226,285)
Lease merchandise, net	$42,822,340	$31,063,104

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization which is included in interest expense was $283,912 and $294,847 for the years ended December 31, 2020 and 2019, respectively.

Debt issuance costs of $60,000 incurred in conjunction with the subordinated Promissory Notes entered on January 25, 2019 and February 19, 2019 (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $21,885 and 29,839 for the years ended December 31, 2020 and 2019, respectively.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment.  The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $2,365,612 and $2,130,922 for the years ended December 31, 2020 and 2019, respectively. The Company wrote off $105,575 of capitalized development costs in 2019. Capitalized software amortization expense was $2,102,983 and $2,126,343 for the years ended December 31, 2020 and 2019, respectively.

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

In computing diluted loss per share, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive:

	Year ended December 31,
	2020	2019
Series 1 Convertible Preferred Stock	225,231	218,104
Series 2 Convertible Preferred Stock	5,845,695	5,679,615
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	113,582
Common Stock Options	2,595,700	2,004,318
Common Stock Warrants	2,112,488	7,347,388
	10,896,017	15,363,007

The following table sets forth the computation of basic and diluted earnings per share as of December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Numerator
Net (loss)/ income	$(339,896)	$577,415
Convertible Series 2 Preferred Share dividends	(2,438,988)	(2,437,884)
Deemed dividend from exchange offer of warrants (See Note 11)	(713,212)	-
Numerator for basic and diluted EPS	$(3,492,096)	$(1,860,469)
Denominator
Denominator for basic and diluted EPS - weighted average shares	20,995,349	17,672,156
Basic EPS	$(0.17)	$(0.11)
Diluted EPS	$(0.17)	$(0.11)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020, and 2019, the Company has not recorded any unrecognized tax benefits.

Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” ("ASU 2016-13"). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).”  This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023.The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its Consolidated Financial Statements, particularly its recognition of allowances for accounts receivable.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. While the Company is continuing to assess the potential impacts of ASU 2019-12, it does not expect ASU 2019-12 to have a material effect, if any, on its financial statements.

In March 2020, the FASB issued guidance codified in ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for the Company as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the optional expedients and exceptions provided by ASU 2020-04 to determine the impact on its consolidated financial statements.

3. LEASES

Lessor accounting

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

	Year ended
	December 31,
	2020	2019
Gross lease billings and fees	$128,870,481	$120,169,406
Provision for doubtful accounts	(31,930,714)	34,838,046
Lease revenues and fees, net	$96,939,767	$85,331,360

The new standard also impacted the Company as a lessee by requiring all its operating leases to be recognized on the balance sheet as a right-to-use asset and lease liability. The Company has elected a package of optional practical expedients which includes the option to retain the current classification of leases entered prior to January 1, 2019. The Company adopted this new guidance on January 1, 2019.

Lessor Information - Refer to Note 2 to these consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

Lease Commitments

In August 2017, FlexShopper entered into a 12-month lease with two additional three-year options for retail store space in West Palm Beach, Florida. In April 2018, FlexShopper exercised its first option to extend the term of the lease to September 30, 2021. The monthly rent for this space is approximately $2,300 per month.

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

The rental expense for the years ended December 31, 2020 and 2019 was approximately $688,400 and $520,700, respectively. At December 31, 2020, the future minimum annual lease payments are approximately as follows:

2021	$426,233
2022	416,627
2023	427,305
2024	434,916
2025	443,038
2026 and thereafter	1,229,924
$3,378,043

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheet beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities at December 31, 2020, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	December 30, 2020	December 31, 2019
Assets
Operating Lease Asset	Property and Equipment, net	$1,673,432	$1,847,932
Finance Lease Asset	Property and Equipment, net	27,106	31,299
Total Lease Assets		$1,700,538	$1,879,231

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$153,019	$22,088
Finance Lease Liability - current portion	Current Lease Liabilities	7,707	5,638
Operating Lease Liability- net of current portion	Long Term Lease Liabilities	1,925,498	2,040,576
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	21,857	26,608
Total Lease Liabilities		$2,108,081	$2,094,910

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s operating leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.06%	8
Finance Leases	13.31%	3

Upon adoption of Topic 842, discount rates for existing operating leases were established as of January 1, 2019. The discount rate for the new operating lease related to 901 Yamato Road, Boca Raton, FL was established as of the commencement date of the lease.

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs amounted to $433,654 and $395,455 for the years ended December 31, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to operating leases is as follows:

	December 31,	December 31,
	2020	2019
Cash payments for operating leases	$221,433	$164,664
Cash payments for finance leases	11,049	4,782
New operating lease asset obtained in exchange for lease liabilities	-	2,060,288
New finance lease asset obtained in exchange for lease liabilities	4,033	34,772

Below is a summary of undiscounted operating lease liabilities as of December 31, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2021	$415,050
2022	405,443
2023	417,606
2024	430,134
2025	443,038
2026 and thereafter	1,229,924
Total undiscounted cash flows	3,341,195
Less: interest	(1,262,678)
Present value of lease liabilities	$2,078,517

The January 2019 Lease commenced in June 2019, at which time the Company recognized the operating lease asset and liability. The Company pays a base monthly rent of approximately $31,500 with payments increasing by 3% on each yearly anniversary of the commencement date. The initial lease term is for nine years with the Company having a one-time option to extend for five years.

Below is a summary of undiscounted finance lease liabilities as of December 31, 2020. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2021	$11,184
2022	11,184
2023	9,699
2024	4,782
Total undiscounted cash flows	36,849
Less: interest	(7,284)
Present value of lease liabilities	$29,565

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2020	December 31, 2019
Furniture, fixtures and vehicle	2-5 years	$303,285	$95,671
Website and internal use software	3 years	12,489,441	10,123,830
Computers and software	3-7 years	1,121,914	596,946
		13,914,640	10,816,447
Less: accumulated depreciation and amortization		(9,703,482)	(7,435,271)
Right of use assets, net		1,700,538	1,879,231
		$5,911,696	$5,260,407

Depreciation and amortization expense were $2,268,211 and $2,196,661 for the years ended December 31, 2020 and 2019, respectively.

5. PROMISSORY NOTES-RELATED PARTIES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreements with H. Russell Heiser Jr., FlexShopper’s Chief Financial Officer, and NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, (together, the “Commitment Letters”), pursuant to which FlexShopper, LLC issued a subordinated promissory note to each of Mr. Heiser and NRNS (together, the “Notes”). The Commitment Letters provided that Mr. Heiser and NRNS would each make advances to FlexShopper, LLC under the applicable Note in aggregate amounts up to $1,000,000 and $2,500,000, respectively. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015, computed on the basis of a 360-day year, which equaled 16.16% at December 31, 2020.

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

Prior to Mr. Heiser’s Note maturity date, the Company paid down the entire principal and interest balance on June 28, 2019 in the amount of $507,339. NRNS amended and restated the NRNS Note such that the maturity date of the revised Note was set at June 30, 2021. In addition, the Company borrowed $500,000 on the Note held by NRNS on June 28, 2019. As of December 31, 2020, $1,777,212 of principal and accrued, unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January 2019 Note”) in the principal amount of $1,000,000. Mr. Heiser, FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of the principal amount and accrued interest under the January 2019 Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January 2019 Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.16% at December 31, 2020. Obligations under the January 2019 Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January 2019 Note are secured by substantially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of December 31, 2020, $1,015,510 of principal and accrued, unpaid interest was outstanding on the January 2019 Note. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January 2019 Note to April 30, 2021.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February 2019 Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February 2019 Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February 2019 Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.16% at December 31, 2020. Obligations under the February 2019 Note are subordinated to obligations under the Credit Agreement. The February 2019 Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February 2019 Note are secured by substantially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of December 31, 2020, $2,031,100 of principal and accrued, unpaid interest was outstanding on the February 2019 Note.

The Company is pursuing a refinancing of both related party subordinated notes with a non-related party note with a term that is similar to the Credit Agreement. Besides extending the maturity date, no material changes are expected in the terms of the interest rate of the new subordinated facility. If the Company is unsuccessful refinancing the related party notes, then the Company doesn’t not foresee any difficulty in extending the maturity of the current related party subordinated notes.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2021	$4,750,000	$73,822

6. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time-to-time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $47,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum.

At December 31, 2020, amounts borrowed bear interest at 11.16%. The Company had $9,217,592 available under the Credit Agreement as of December 31, 2020.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of Unrestricted Cash (including a reserve upon which the Lender may draw to satisfy unpaid amounts under the Credit Agreement) and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at December 31, 2020, follows:

	December 31, 2020
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$11,154,046
Unrestricted Cash greater than	1,500,000	8,541,232
Consolidated Total Debt to Equity Book Value ratio not to exceed	4.75	3.93

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

Availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. Interest expense incurred under the Credit Agreement amounted to $ 3,192,019 for the year ended December 31, 2020, and $3,146,002 for the year ended December 31, 2019, respectively. As of December 31, 2020, the outstanding balance under the Credit Agreement was $37,195,626. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $61,617. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024 (See Note 14), or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at December 31, 2019.

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

As of December 31, 2020, each share of Series 1 Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Preferred Stock have the option to convert the shares into common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Preferred Stock had been converted to common stock. The Series 1 Preferred Stockholders vote with holders of common stock and are entitled to a number of votes equal to a fraction, the numerator is 7,700,000 and the denominator is the number of shares of Series 1 Preferred Stock issued.

859 shares of Series 1 Convertible Preferred Stock were converted into 1,136 shares of common stock during the year ended December 31, 2020.

As of December 31, 2020, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The shares of Series 2 Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued and unpaid dividends as of December 31, 2020 totaled approximately $10,832,073. As of December 31, 2020, each share of Series 2 Preferred Stock was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion to common stock is automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock will be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued, unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

On August 30, 2020, the parties entered into an amendment to the Consulting Agreement to further extend the term for another six-month period through February 28, 2021. The Consulting Agreement was automatically renewed for one successive six-month period, therefore the new termination date is July 31, 2021.

This amendment also changed the alternative minimum exercise price of the monthly warrant consideration issuable to the Consultant to $1.60 per share, and the expiration date of the warrants to the date that is four years following the last trading day of the calendar month relating to the applicable monthly warrant issuance.

During the year ended December 31, 2020, the Company recorded an expense of $407,495 based on a weighted average valuation of $0.85 per warrant.

	Warrants	Expense	Valuation
Grant Date	Granted	Recorded	Per Warrant
January 31, 2020	40,000	$16,503	$0.41
February 29, 2020	40,000	$18,727	$0.47
March 31, 2020	40,000	$8,769	$0.22
April 30, 2020	40,000	$25,412	$0.64
May 31, 2020	40,000	$33,388	$0.83
June 30, 2020	40,000	$36,681	$0.92
July 31, 2020	40,000	$29,587	$0.74
August 31, 2020	40,000	$46,744	$1.17
September 30, 2020	40,000	$43,229	$1.08
October 31,2020	40,000	$37,414	$0.94
November 30, 2020	40,000	$45,883	$1.15
December 31, 2020	40,000	$65,157	$1.63
	480,000	$407,494	$0.85

The following table summarizes information about outstanding warrants as of December 31, 2020, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,215,184			3 years
$1.34	40,000			3 years
$1.40	40,000			3 years
$1.54	40,000			3 years
$1.62	40,000			3 years
$1.68	40,000			4 years
$1.69	40,000			3 years
$1.74	40,000			3 years
$1.76	40,000			3 years
$1.91	40,000			3 years
$1.95	40,000			4 years
$2.00	40,000			3 years
$2.01	40,000			3 years
$2.08	40,000			4 years
$2.45	40,000			3 years
$2.53	40,000			3 years
$2.57	40,000			4 years
$2.78	40,000			3 years
$2.93	40,000			3 years
$5.50	177,304			2 years
$1,250	-	439	*	3 years
	2,112,488	439

*	At December 31, 2020, the above warrants were convertible into 116,903 shares of common stock

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

Activity in stock options for the year ended December 31, 2020 and 2019 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2020	2,004,318	$1.72		$2,542,361
Granted	860,465	2.38
Exercised	(7,166)	0.79		6,523
Forfeited	(261,917)	1.90		134,070
Outstanding at December 31, 2020	2,595,700	$1.92	7.60	2,491,026
Vested and exercisable at December 31, 2020	1,730,198	1.90	7.82	1.967,071

Outstanding at January 1, 2019	620,900	$3.75
Granted	1,694,851	1.00
Forfeited	(203,766)	1.71		104,868
Expired	(25,000)	6.20
Exercised	(82,667)	0.84		67,911
Outstanding at December 31, 2019	2,004,318	$1.72		2,542,361

The weighted average grant date fair value of options granted during the twelve-month period ended December 31, 2020 and 2019 was $1.47 and $0.61 per share. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton pricing model with the following assumptions:

	2020	2019
Exercise price	1.47	$0.83 to $1.80
Expected life	5.3 years	6.8 years
Expected volatility	76.0%	64%
Dividend yield	0%	0%
Risk-free interest rate	0.28% to 1.72%	1.43% to 2.55%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded was $981,261 and $595,833 for the year ended December 31, 2020 and December 31, 2019, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2020 amounted to approximately $743,726, which is expected to be recognized over a weighted average period of 3.6 years.

9. INCOME TAXES

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statements of operations with the amounts computed at the statutory federal tax rates for each year:

	2020	2019

Federal tax at statutory rate	$67,862	$167,000
State tax, net of federal tax	29,866	65,000
Permanent differences	126,301	92,000
Change in statutory rate	(69,835)	(197,000)
Change in valuation allowance	522,738	(10,000)
Other	(13,882)	99,000
Expense for income taxes	$663,050	$216,000

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets (liabilities):
Equity based compensation	$368,000	$240,000
Allowance for doubtful accounts	5,527,000	2,478,000
Fixed assets	256,000	(6,476,000)
Lease impairment	587,000	553,000
Lease Liability	526,000	520,000
Right of use asset	(425,000)	(466,000)
Tax credit carryforward	32,000	32,000
Federal loss carry-forwards	4,779,000	14,047,000
State loss carry forward	161,000	353,000
Other	(6,000)	-

Gross deferred tax assets	11,805,000	11,281,000
Valuation allowance	(11,805,000)	(11,281,000)
Net deferred tax assets	$-	$-

Based on consideration of the available evidence including historical losses a valuation allowance has been recognized to offset certain deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $22,755,000 and state net operating loss carryforwards of approximately $2,857,000 available to offset future taxable income. Federal loss carryforwards incurred prior to January 1, 2018, expire in 2037. Federal loss carryforwards incurred after January 1, 2018 do not expire. State loss carryforwards expire in 2037 and 2038. Federal and state loss carryforwards are subject to an annual limitation on utilization under Section 382 of the Internal Revenue Code.

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

The components of income tax expense (benefits) for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Current Income Tax:
Federal	$-	-
State	663,050	216,400
Deferred Income Tax:
Federal	-	-
Sate	-	-
	$663,050	$216,400

The Company’s effective tax rate for the year ended December 31, 2020 and 2019 differs from the statutory rate of 21% primarily due to a valuation allowance applied against the Company’s net deferred tax assets. State taxes and permanent differences also impacted the effective tax rate. The Company accrued a $663,050 current state income tax expense for the year ended December 31, 2020 for certain states in which taxable income exceeded available net operating loss carryforwards.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2020, federal tax returns remained open for Internal Revenue Service review for tax years after 2017, while state tax returns remain open for review by state taxing authorities for tax years after 2015. The IRS completed an examination of the Company’s 2016 tax return during 2018, resulting in a reduction to the net operating loss carryforward of approximately $50,000. During 2020, the Company was notified that its 2017 federal income tax return was selected for examination, and that exam remains open as of December 31, 2020. There were no other federal or state income tax audits being conducted as of December 31, 2020.

The Company completed its analysis and review of all tax positions taken through December 31, 2020 and does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns.

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

As a result of these transactions, the Company recognized a deemed dividend of $713,212 resulting from the excess of the fair value of the common stock over the intrinsic value of the warrants.

12. CONTINGENCIES AND OTHER UNCERTAINTIES

Regulatory inquiries

In the first quarter of 2021, FlexShopper, along with a number of other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the "DFPI") requesting the production of documents and information regarding the Company’s compliance with state consumer protection laws. The Company is cooperatively engaging with the DFPI in response to its inquiry. Although the Company believes it is in compliance with all applicable consumer protection laws and regulations in California, this inquiry ultimately could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses.

COVID-19

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

13. PROMISSORY NOTE- PAYCHECK PROTECTION PROGRAM

FlexShopper, LLC (the “Borrower”) applied for and received a loan (the “Loan”) on May 4, 2020, from Customers Bank (the “PPP Lender”) in the principal amount of $1,914,100, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020, and administered through the U.S. Small Business Administration (the “SBA”).

The Loan is evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the PPP Lender. The Note matures on April 30, 2022, and bears interest at the rate of 1.00% per annum, payable monthly commencing the later of on November 30, 2020 or the SBA review of the forgiveness application. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan will be available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest may be forgiven to the extent the Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company believes that it used the entire Loan amount for designated qualifying expenses and has submitted a loan forgiveness application to the PPP Lender that is pending review.

14. SUBSEQUENT EVENTS

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement (See Note 6). This Amendment extended the Commitment Termination Date to April 1, 2024, improved other covenant requirements, partially removed indebtedness covenants and improved eligibility rules. The interest rate charged on amounts borrowed remains LIBOR plus 11% per annum.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9.A Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2020.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11. Executive Compensation.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers” and “The Board of Directors and Its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Equity Compensation Plan Table” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2021 Annual Meeting of Stockholders: “Proposal 4−Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3) Exhibits: The following is a list of exhibits filed as a part of this Annual Report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
4.1	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
4.2	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017 and incorporated herein by reference)
4.3	Certificate of Designations for Series 2 Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.4	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Fordham Financial Management, Inc. (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.5	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Paulson Investment Company, Inc. (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-201644) and incorporated herein by reference)
4.6	Common Stock Purchase Warrant, dated October 9, 2014, issued by FlexShopper, Inc. to Spartan Capital Securities, LLC (previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No.333-201644) and incorporated herein by reference)
4.7	Amendment No. 1 to Warrant Agent Agreement, dated as of December 30, 2019, between FlexShopper, Inc. and Continental Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019 and incorporated herein by reference)
4.8	Description of the FlexShopper, Inc. Securities Registered under Section 12 of the Securities Exchange Act (previously filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 3, 2020 and incorporated herein by reference)

10.1	Standard Retail Space Lease, dated August 25, 2017, by and between FlexShopper LLC and 1014 Pepper, Inc. (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.2+	Executive Employment Agreement, dated January 31, 2007, by and between the Company and Brad Bernstein (previously filed as Exhibit 10.3 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.3	Credit Agreement, dated as of March 6, 2015, by and among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.4	Investor Rights Agreement, dated as of March 6, 2015, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.5	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among the Company and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.6	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.7	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.8+	Executive Employment Agreement, dated December 1, 2015, by and between the Company and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.9	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.10+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.11+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.12+	Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)
10.13+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.14+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.15	Amendment No. 4 to the Credit Agreement and Waiver, dated March 29, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.16	Investor Rights Agreement, dated as of June 10, 2016, by and among FlexShopper, Inc., B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2016 and incorporated herein by reference).
10.17	Omnibus Amendment, dated January 27, 2017, by and among FlexShopper 2, LLC, FlexShopper, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)

10.18+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 and incorporated herein by reference)
10.19	Letter Agreement, dated January 9, 2018, by and between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.20	Form of Commitment Letter and Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.21+	2018 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2018)
10.22	Amendment No. 6 to Credit Agreement, dated April 3, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)
10.23	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)
10.24	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018 and incorporated herein by reference)
10.25	Amendment No. 8 to Credit Agreement, dated August 29, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.26	Amendment No. 2 to Investor Rights Agreement, dated August 27, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.27	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.28	Amendment No. 9 to Credit Agreement, dated September 22, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2018 and incorporated herein by reference)
10.29	Amendment No. 10 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2018 and incorporated herein by reference)
10.30	Amendment No. 11 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.31	Form of Commitment Letter and Subordinated Promissory Note, dated January 25, 2019, issued by FlexShopper, LLC to 122 Partners, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.32	Office Lease, dated January 29, 2019, between FlexShopper, LLC and Mainstreet CV North 40, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.33	Consulting Agreement, dated as of February 19, 2019, between the Company and XLR8 Capital Partners LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.34	Form of Commitment Letter and Subordinated Promissory Note, dated February 19, 2019, issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.35	Amendment No. 1 to 2018 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed March 25, 2019)
10.36	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019 and incorporated herein by reference)

10.37+	Employment Agreement, dated September 20, 2019, between FlexShopper, Inc. and Richard House, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference)
10.38	Form of Warrant Amendment and Exchange Agreement, dated as of December 30, 2019, amount FlexShopper, Inc. and the Holders signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2019 and incorporated herein by reference)
10.39	Employment Agreement, dated January 1, 2020, by and between the Company and Harold Russell Heiser, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020 and incorporated herein by reference)
10.40	Amendment to Consulting Agreement, dated February 19, 2019, between the Company and XLR8 Capital Partners LLC. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.41	Form of Commitment Letter and Promissory Note between FlexShopper, LLC and Customer Bank. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.42	Amendment to Subordinated Debt Financing Letter Agreement issued by FlexShopper, LLC to 122 Partners, LLC. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.43	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020 and incorporated herein by reference).+
10.44	Amendment of Consulting Agreement, dated August 30, 2020, between FlexShopper, Inc. and XLR8 Capital Partners, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 and incorporated herein by reference).
10.45	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, as company, Wells Fargo Bank, National Association, as paying agent, various lenders from time to time party thereto, and WE 2014-1, LLC, as administrative agent, as conformed through Omnibus Amendment dated January 29, 2021. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2021 and incorporated herein by reference).
10.46

Amendment No. 13 to Credit Agreement, dated February 26, 2020, between FlexShopper 2, LLC and WE 2014-1, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).

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

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: March 8, 2021	By:	/s/ Richard House, Jr.
Richard House, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Richard House, Jr.	Chief Executive Officer	March 8, 2021
Richard House, Jr.	(Principal Executive Officer)

/s/ H. Russell Heiser, Jr.	Chief Financial Officer	March 8, 2021
H. Russell Heiser, Jr.	(Principal Financial and Accounting Officer)

/s/ James D. Allen	Director	March 8, 2021
James D. Allen

/s/ Howard S. Dvorkin	Chairman of the Board of Directors	March 8, 2021
Howard S. Dvorkin

/s/ Sean Hinze	Director	March 8, 2021
Sean Hinze

/s/ T. Scott King	Director	March 8, 2021
T. Scott King

/s/ Thomas O. Katz	Director	March 8, 2021
Thomas O. Katz