Form 10-Q
period 2021-03-31
FlexShopper, Inc.
filed 2021-05-10
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the issuer had a total of 21,380,278 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information; and

●	the business and financial impact of the COVID-19 pandemic; and

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,315,815	$8,541,232
Accounts receivable, net	11,028,554	10,032,714
Prepaid expenses	923,093	869,081
Lease merchandise, net	39,320,781	42,822,340
Total current assets	57,588,243	62,265,367

PROPERTY AND EQUIPMENT, net	5,945,497	5,911,696

OTHER ASSETS, net	67,267	72,316
Total assets	$63,601,007	$68,249,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,126,214	$7,907,619
Accrued payroll and related taxes	560,332	352,102
Current portion of promissory notes to related parties, net $8,276 at 2020 of unamortized issuance costs, including accrued interest	59,811	4,815,546
Current portion of promissory note – Paycheck Protection Program, including accrued interest	1,291,951	1,184,952
Accrued expenses	2,866,607	2,646,800
Lease liability - current portion	148,301	160,726
Total current liabilities	8,053,216	17,067,745

Loan payable under credit agreement to beneficial shareholder, net of $499,661 at 2021 and $61,617 at 2020 of unamortized issuance costs and current portion	36,290,339	37,134,009
Promissory notes to related parties, net of $5,093 at 2021 of unamortized issuance costs and current portion	4,744,904	-
Promissory note – Paycheck Protection Program, net of current portion	639,510	741,787
Accrued payroll and related taxes net of current portion	204,437	204,437
Lease liabilities net of current portion	1,907,220	1,947,355
Total liabilities	51,839,626	57,095,333

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,375,945 shares at 2021 and 21,359,945 shares at 2020	2,138	2,136
Additional paid in capital	37,449,422	36,843,326
Accumulated deficit	(48,493,839)	(48,495,076)
Total stockholders’ equity	11,761,381	11,154,046
	$63,601,007	$68,249,379

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2021	2020

Revenues:
Lease revenues and fees, net	$31,104,664	$23,697,705
Lease merchandise sold	1,679,006	1,145,042
Total revenues	32,783,670	24,842,747

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	21,200,510	16,196,949
Cost of lease merchandise sold	1,326,443	630,781
Marketing	1,832,740	1,031,145
Salaries and benefits	2,909,319	2,548,869
Operating expenses	4,114,424	3,171,692
Total costs and expenses	31,383,436	23,579,436

Operating income	1,400,234	1,263,311

Interest expense including amortization of debt issuance costs	1,398,997	1,211,626
Net income	1,237	51,685

Dividends on Series 2 Convertible Preferred Shares	609,772	609,717
Deemed dividend from exchange offer of warrants	-	713,212
Net loss attributable to common shareholders	$(608,535)	$(1,271,244)

Basic and diluted (loss) per common share:
Basic and diluted	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	21,369,904	19,903,435

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021 and 2020

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	170,332	$851,660	21,952	$21,952,000	21,359,945	$2,136	$36,843,326	$(48,495,076)	$11,154,046
Provision for compensation expense related to stock options	-	-	-	-	-	-	380,263	-	380,263
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	212,923	-	212,923
Exercise of stock options into common stock	-	-	-	-	16,000	2	12,910	-	12,912
Net income	-	-	-	-	-	-		1,237	1,237
Balance, March 31, 2021	170,332	$851,660	21,952	$21,952,000	21,375,945	$2,138	$37,449,422	$(48,493,839)	$11,761,381

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	171,815	-	171,815
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	43,999	-	43,999
Exercise of warrants into common stock	-	-	-	-	105,000	10	131,240	-	13,250
Exchange offer of warrants		-	-	-	3,462,683	346	(346)	-	-
Net income	-	-	-	-	-	-	-	51,685	51,685
Balance, March 31, 2020	171,191	$855,955	21,952	$21,952,000	21,351,643	$2,135	$35,660,429	$(48,103,495)	$10,367,024

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2021 and 2020

(unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,237	$51,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and impairment of lease merchandise	21,200,510	16,196,949
Other depreciation and amortization	651,394	460,013
Amortization of debt issuance costs	91,703	94,346
Compensation expense related to issuance of stock options and warrants	593,186	215,814
Provision for doubtful accounts	8,833,349	7,682,927
Interest in kind added to promissory notes balance	9,098	141,038
Changes in operating assets and liabilities:
Accounts receivable	(9,829,189)	(7,870,539)
Prepaid expenses and other	(53,683)	(87,873)
Lease merchandise	(17,698,951)	(15,032,521)
Security deposits	4,280	2,943
Lease Liabilities	(1,033)	100,014
Accounts payable	(4,781,405)	(1,406,398)
Accrued payroll and related taxes	208,230	(220,263)
Accrued expenses	208,271	230,394
Net cash provided by (used in) operating activities	(563,003)	558,529

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(734,122)	(646,414)
Net cash used in investing activities	(734,122)	(646,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	3,500,000	1,900,000
Repayment of loan payable under credit agreement	(3,910,000)	(3,353,000)
Debt issuance related costs	(526,565)	-
Proceeds from exercise of warrants	-	131,250
Proceeds from exercise of stock options	12,912	-
Principal payment under finance lease obligation	(1,833)	(1,515)
Repayment of installment loan	(2,802)	(2,802)
Net cash used in financing activities	(928,290)	(1,326,067)

DECREASE IN CASH	(2,225,417)	(1,413,952)

CASH, beginning of period	$8,541,232	$6,868,472

CASH, end of period	$6,315,815	$5,454,520

Supplemental cash flow information:
Interest paid	$1,282,781	$985,763
Deemed dividend from exchange offer of warrants	$-	$713,212
Conversion of preferred stock to common stock	$-	$-

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the three months ended March 31, 2021 and 2010

(Unaudited)

1. BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc.’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 8,2021.

The consolidated balance sheet as of December 31, 2020 contained herein has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 2006. The Company owns 100% of FlexShopper, LLC, a North Carolina limited liability company and owns 100% of FlexLending, LLC, a Delaware limited liability company. The Company is a holding corporation with no operations except for those conducted by FlexShopper LLC and its subsidiary FlexLending, LLC.

In January 2015, in connection with the Credit Agreement entered in March 2015 (see Note 7), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper LLC, together with its subsidiaries, are hereafter referred to as “FlexShopper.”

FlexShopper provides through e-commerce sites, certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third-party retailers and e-tailers. The Company effect these transactions by first approving consumers through its proprietary, risk analytics-powered underwriting model. After receiving a signed consumer lease, the Company then funds the leased item by purchasing the item from the Company’s merchant partner and leasing it to its customer. The Company then collect payments from consumers under the consumer lease.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or monthly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Accounts receivable	$34,964,280	$32,171,255
Allowance for doubtful accounts	(23,935,726)	(22,138,541)
Accounts receivable, net	$11,028,554	$10,032,714

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess leased items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $7,036,164 for the three months ended March 31, 2021 and $5,432,256 for the three months ended March 31, 2020.

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning balance	$22,138,541	$9,976,941
Provision	8,833,349	31,930,714
Accounts written off	(7,036,164)	(19,769,114)
Ending balance	$23,935,726	$22,138,541

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

The net leased merchandise balances consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Lease merchandise at cost	$63,998,340	$64,335,971
Accumulated depreciation	(22,294,987)	(19,162,357)
Impairment reserve	(2,382,572)	(2,351,274)
Lease merchandise, net	$39,320,781	$42,822,340

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Lessor accounting

The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 Leases (Topic 842). Under Topic 842, lessees are required to recognize for all leases at the commencement date as lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. The breakout of lease revenues and fees, net of lessor bad debt expense, that ties the consolidated statements of operations is shown below:

	Three Months ended
	March 31,
	2021	2020
Lease billings and accruals	$39,938,013	$31,380,632
Provision for doubtful accounts	8,833,349	7,682,927
Lease revenues and fees	$31,104,664	$23,697,705

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $88,521 for the three months ended March 31, 2021, and $86,208 for the three months ended March 31, 2020.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $3,183 for the three months ended March 31, 2021 and $8,139 for the three months ended March 31, 2020.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years. Intangible assets amortization expense was $769 for the three months ended March 31, 2021 and for the three months ended March 31, 2020.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $588,992 for the three months ended March 31, 2021 and $600,261 for the three months ended March 31, 2020, respectively. Capitalized software amortization expense was $570,567 for the three months ended March 31, 2021 and $436,767 and for the three months ended March 31, 2020.

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

In computing diluted loss per share for the three months ended March 31, 2021 and the three months ended March 31, 2020, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s induced conversion of warrants occurred in February 2020.

	Three Months ended
	March 31,
	2021	2020
Series 1 Convertible Preferred Stock	225,231	226,366
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,118,730	2,419,818
Common Stock Warrants	2,232,488	1,752,488
	11,539,047	10,361,270

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months ended
	March 31,
	2021	2020
Numerator
Net income	$1,237	$51,685
Convertible Series 2 Preferred Share dividends	(609,772)	(609,717)
Deemed dividend from exchange offer of warrants	-	(713,212)
Numerator for basic and diluted EPS	$(608,535)	$(1,271,244)
Denominator
Denominator for basic and diluted EPS - weighted average shares	21,369,904	19,903,435
Basic EPS	$(0.03)	$(0.06)
Diluted EPS	$(0.03)	$(0.06)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2021, and 2020, the Company had not recorded any unrecognized tax benefits.

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

Lease Commitments

In August 2017, FlexShopper entered into a 12-month lease with two additional three-year options for retail store space in West Palm Beach, Florida. In April 2018, FlexShopper exercised its first option to extend the term of the lease to September 30, 2021. In March 2021, FlexShopper and the lessor agreed on the early termination of the lease for this property. The monthly rent for this space is approximately $2,300 per month.

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

The rental expense for the three months ended March 31, 2021 and 2020 was approximately $167,000 and $167,000, respectively. At March 31, 2021, the future minimum annual lease payments are approximately as follows:

2021	$305,000
2022	417,000
2023	427,000
2024	435,000
2025	443,000
2026 and thereafter	1,230,000
$3,257,000

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities at March 31, 2021, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets
Operating Lease Asset	Property and Equipment, net	$1,625,810	$1,673,432
Finance Lease Asset	Property and Equipment, net	25,034	27,106
Total Lease Assets		$1,650,844	$1,700,538

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$140,335	$153,019
Finance Lease Liability - current portion	Current Lease Liabilities	7,966	7,707
Operating Lease Liability- net of current portion	Long Term Lease Liabilities	1,887,454	1,925,498
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	19,766	21,857
Total Lease Liabilities		$2,055,521	$2,108,081

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	7
Finance Leases	13.31%	3

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense including amortization of debt issuance costs in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $104,033 and $106,880 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Three Months ended
	March 31,
	2021	2020
Cash payments for operating leases	$104,573	$6,864
Cash payments for finance leases	2,796	2,661
New operating lease asset obtained in exchange for lease liabilities	-	-
New finance lease asset obtained in exchange for lease liabilities	-	4,033

Below is a summary of undiscounted operating lease liabilities as of March 31, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2021	$296,200
2022	405,443
2023	417,606
2024	430,134
2025	443,038
2026 and thereafter	1,229,923
Total undiscounted cash flows	3,222,344
Less: interest	(1,194,555)
Present value of lease liabilities	$2,027,789

Below is a summary of undiscounted finance lease liabilities as of March 31, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2021	$8,388
2022	11,184
2023	9,699
2024	4,782
Total undiscounted cash flows	34,053
Less: interest	(6,321)
Present value of lease liabilities	$27,732

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2021	December 31, 2020
Furniture, fixtures and vehicle	2-5 years	$381,310	$303,285
Website and internal use software	3 years	13,078,433	12,489,441
Computers and software	3-7 years	1,189,017	1,121,914
		14,648,760	13,914,640
Less: accumulated depreciation and amortization		(10,354,107)	(9,703,482)
Right of use assets, net		1,650,844	1,700,538
		$5,945,497	$5,911,696

Depreciation and amortization expense was $650,627 and $459,244 for the three months ended March 31, 2021 and 2020, respectively.

6. PROMISSORY NOTES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS. The principal amount of the January 2018 Note is $1,750,000 as of March 31, 2021. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 computed on the basis of a 360-day year, which equaled 16.11% at March 31, 2021.

NRNS amended and restated the Note such that the maturity date of the revised Note was extended to April 1, 2022. As of March 31, 2021, $1,772,063 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of the principal amount and accrued interest under the January 2019 Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.11% at March 31, 2021. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of March 31, 2021, $1,012,533 of principal and accrued and unpaid interest was outstanding on the January Note. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the January Note was set at April 1, 2022. No other changes were made to such Note.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note was due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.11% at March 31, 2021. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. As of March 31, 2021, $2,025,215 of principal and accrued and unpaid interest was outstanding on the February Note. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS and February Note such that the maturity date was set at April 1, 2022. No other changes were made to such Note.

Aggregate amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2021	$-	$59,811
2022	4,750,000	-

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a credit agreement (as amended from time-to-time, the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $47,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Lender was granted a security interest in certain leases as collateral under this Agreement.

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At March 31, 2021, amounts borrowed bear interest at 11.25%.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at March 31, 2021, follows:

	March 31, 2021
	Required Covenant	Actual Position

Equity Book Value not less than	$8,000,000	$11,761,381
Liquidity greater than	1,500,000	6,315,815
Cash greater than	500,000	6,315,815
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.70

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

As of March 31, 2021, the Company had $10,710,000 of available commitment and was fully borrowed under the Credit Agreement. Borrowing availability under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. As the Company continue to originate lease agreements, new leases will be eligible for the borrowing base and this will open more availability under the Credit Agreement.

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $1,125,239 for the three months ended March 31, 2021 and $901,530 for the three months ended March 31, 2020. As of March 31, 2021, the outstanding balance under the Credit Agreement was $36,790,000. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $499,661. Interest is payable monthly on the outstanding balance of the amounts borrowed.

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

As of March 31, 2021, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of March 31, 2021, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which are convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of March 31, 2021 totaled approximately $10,832,073. As of March 31, 2021, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; provided, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

On August 30, 2020, the parties entered into an amendment to the Consulting Agreement to further extend the term for another six-month period through February 28, 2021. The Consulting Agreement was renewed for one successive six-month period, therefore the new termination date is July 31, 2021.

This amendment also changed the alternative minimum exercise price of the monthly warrant consideration issuable to the Consultant to $1.60 per share, and the expiration date of the warrants to the date that is four years following the last trading day of the calendar month relating to the applicable monthly warrant issuance.

During the three months ended March 31, 2021, the Company recorded an expense of $212,923 based on a weighted average valuation of $1.77 per warrant.

	Warrants	Expense	Valuation
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 29, 2021	40,000	$76,318	$1.91
March 31, 2021	40,000	$63,010	$1.58
	120,000	$212,923	$1.77

The following table summarizes information about outstanding stock warrants as of March 31, 2021, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,215,184			2 years
$1.34	40,000			2 years
$1.40	40,000			2 years
$1.54	40,000			2 years
$1.62	40,000			2 years
$1.68	40,000			4 years
$1.69	40,000			2 years
$1.74	40,000			2 years
$1.76	40,000			2 years
$1.91	40,000			2 years
$1.95	40,000			4 years
$2.00	40,000			2 years
$2.01	40,000			2 years
$2.08	40,000			4 years
$2.45	40,000			2 years
$2.53	40,000			2 years
$2.57	40,000			4 years
$2.78	40,000			2 years
$2.89	40,000			4 years
$2.93	40,000			2 years
$3.09	40,000			4 years
$3.17	40,000			4 years
$5.50	177,304			1 years
$1,250	-	439	*	2 years
	2,232,488	439

(*) At December 31, 2020, the above warrants were convertible into 116,903 shares of common stock

9. STOCK OPTIONS

On April 26, 2018 at the Company’s annual meeting, the Company’s stockholders approved the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Upon the 2018 Plan’s approval, approximately 1,057,000 shares of Company common stock were available for issuance thereunder. The 2018 Plan replaced the Prior Plans. No new awards will be granted under the Prior Plans; however, awards outstanding under the Prior Plans upon approval of the 2018 Plan remain subject to and will be settled with shares under the applicable Prior Plan.

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

On March 3, 2021, the Company’s Board of Directors approved an Amendment to the 2018 Plan, subject to stockholder approval, to increase the total number of shares available for issuance under the 2018 Plan by 2,000,000 shares. The Company’s stockholders meeting that will consider the approval to this last amendment will be held on June 9, 2021.

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

Activity in the Company’s stock option plans for the three months ended March 31, 2021 and March 31, 2020 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	2,595,700	$1.92
Granted	543,697	2.48
Exercised	(16,000)	0.81		40,010
Cancelled	(4,667)	0.82		9,564
Outstanding at March 31, 2021	3,118,730	$2.03	7.39	$2,681,180
Vested and exercisable at March 31, 2021	1,819,541	$1.95	7.68	$2,029,793

Outstanding at January 1, 2020	2,004,318	$1.72
Granted	425,000	2.53
Forfeited	(9,500)	1.17		4,453
Expired	-
Outstanding at March 31, 2020	2,419,818	$1.86	8.05	$539,949
Vested and exercisable at March 31, 2020	853,485	$2.49	7.77	$226,328

The weighted average grant date fair value of options granted during the three-month period ended March 31, 2021 and March 31, 2020 was $1.76 and $1.39 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

	Three Months ended
	March 31,
	2021	2020
Exercise price	$2.38 to $2.76	$2.53
Expected life	5.0 years	5.1 years
Expected volatility	93%	64%
Dividend yield	0%	0%
Risk-free interest rate	0.31% to 0.93%	1.67% to 1.72%

The expected dividend yield is based on the Company’s historical dividend yield on common stock. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life is based on the simplified expected term calculation permitted by the Securities and Exchange Commission (the “SEC”), which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $380,264 for the three months ended March 31, 2021, and $171,815 for the three months ended March 31, 2020. Unrecognized compensation cost related to non-vested options at March 31, 2021 amounted to approximately $1,400,000, which is expected to be recognized over a weighted average period of 2.73 years.

10. INCOME TAXES

As of March 31, 2021, the Company had federal net operating loss carryforwards (“NOL”) of approximately $22,755,000 and state net operating loss carryforwards of approximately $2,857,000 available to offset future taxable income which expire from 2024 to 2037. NOL’s created after January 1, 2018 do not expire but are limited.

Management believes that the federal and state deferred tax asset as of March 31, 2021 does not satisfy the realization criteria and has recorded a full valuation allowance to offset the deferred tax asset.

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

12. CONTINGENCIES AND OTHER UNCERTAINTIES

Regulatory inquiries

In the first quarter of 2021, FlexShopper, along with a number of other lease-to-own companies, received a subpoena from the California Department of Financial Protection and Innovation (the “DFPI”) requesting the production of documents and information regarding the Company’s compliance with state consumer protection laws. The Company is cooperatively engaging with the DFPI in response to its inquiry. Although the Company believes it is in compliance with all applicable consumer protection laws and regulations in California, this inquiry ultimately could lead to an enforcement action and/or a consent order, and substantial costs, including legal fees, fines, penalties, and remediation expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2020 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Accounts receivable	$34,964,280	$32,171,255
Allowance for doubtful accounts	(23,935,726)	(22,138,541)
Accounts receivable, net	$11,028,554	$10,032,714

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until they are charged off. Accounts receivable balances charged off against the allowance were $7,036,164 for the three months ended March 31, 2021, and $5,432,256 for the three months ended March 31, 2020.

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

Key performance metrics for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$39,938,013	$31,380,632	$8,557,381	27.3
Lease merchandise sold	1,679,006	1,145,042	533,964	46.6
Gross billings	41,617,019	32,525,674	9,091,345	28.0
Provision for doubtful accounts	(8,833,349)	(7,682,927)	(1,150,422)	15.0
Net revenues	32,783,670	24,842,747	7,940,923	32.0
Cost of merchandise sold	(1,326,433)	(630,781)	(695,652)	110.3
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(21,200,510)	(16,196,949)	(5,003,561)	30.9
Gross Profit	$10,256,717	$8,015,017	$2,241,710	28.0
Gross profit margin	31%	32%

	Three months ended March 31,
	2021	2020	$ Change	% Change
Adjusted EBITDA:
Net income	$1,237	$51,685	$(50,448)	(97.6)
Amortization of debt costs	91,704	94,345	(2,641)	(2.8)
Other amortization and depreciation	651,396	460,013	191,383	41.6
Interest expense	1,307,293	1,117,281	190,012	17.0
Stock compensation	380,264	171,815	208,449	121.3
Product/infrastructure expenses	10,000	104,664	(94,664)	(90.4)
Adjusted EBITDA	$2,441,894	$1,999,803	$442,091	22.1

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table details operating results for the three months ended March 31, 2021 and 2020:

	2021	2020	$ Change	% Change

Gross lease revenues and fees	$39,938,013	$31,380,632	$8,557,381	27.3
Provision for doubtful accounts	8,833,349	7,682,927	1,150,422	15.0
Net lease billing and fees	31,104,664	23,697,705	7,406,959	31.3
Lease merchandise sold	1,679,006	1,145,042	533,964	46.6
Total revenues	32,783,670	24,842,747	7,940,923	32.0
Cost of lease revenue and merchandise sold	22,526,953	16,827,730	5,699,223	33.9
Marketing	1,832,740	1,031,145	801,595	77.7
Salaries and benefits	2,909,319	2,548,869	360,450	14.1
Other operating expenses	4,114,425	3,171,692	942,733	29.7
Operating income	1,400,234	1,263,311	136,923	10.8
Interest expense	1,398,997	1,211,626	187,371	15.5
Net income	$1,237	$51,685	$(50,448)	(97.6)

FlexShopper originated 39,299 gross leases less same day modifications and cancellations with an average origination value of $532 for the three months ended March 31, 2021 compared to 36,153 gross leases less same day modifications and cancellations with an average origination value of $475 for the comparable period last year. Total lease revenues for the three months ended March 31, 2021 were $31,104,664 compared to $23,697,705 for the three months ended March 31, 2020, representing an increase of $7,406,960, or 31.3%. Continued growth in repeat customers coupled with acquiring new customers with more efficient marketing spend is primarily responsible for the increase in leases and related revenue.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2021 was $22,526,953 compared to $16,827,730 for the three months ended March 31, 2020, representing an increase of $5,699,223, or 33.9%. Cost of lease revenue and merchandise sold for the three months ended March 31, 2021 is comprised of depreciation expense and impairment of lease merchandise of $21,200,510 and the net book value of merchandise sold of $1,326,443. Cost of lease revenue and merchandise sold for the three months ended March 31, 2020 is comprised of depreciation expense on lease merchandise of $16,196,949 and the net book value of merchandise sold of $630,781. As the Company’s lease revenues increase, the direct costs associated with them also increase.

Marketing expenses in the three months ended March 31, 2021 was $1,832,740 compared to $1,031,145 in the three months ended March 31, 2020, an increase of $801,595, or 77.7%. The Company strategically increased marketing expenditures in its digital channels where it is acquiring customers efficiently at its targeted acquisition cost.

Salaries and benefits in the three months ended March 31, 2021 was $2,909,319 compared to $2,548,869 in the three months ended March 31, 2020, an increase of $360,450, or 14.1%. Head count increase that took place in the fourth quarter of 2020 to handle the volume increase of the holiday season plus the hire of certain key management was the driver for the increase in salaries and benefits expenses.

Other operating expenses for the three months ended March 31, 2021 and 2020 included the following:

	2021	2020
Amortization and depreciation	$651,396	$460,013
Computer and internet expenses	668,892	429,315
Legal and professional fees	502,038	703,737
Merchant bank fees	440,346	472,461
Stock compensation expense	380,264	171,815
Customer verification expenses	857,825	406,815
Other	613,663	527,536
Total	$4,114,425	$3,171,692

Customer verification expenses in the three months ended March 31, 2021 were $857,825 compared to $406,815 in the three months ended March 31, 2020, representing an increase of $451,010 or 110.9%. The increase in marketing expenses was the main driver for more lease applications and therefore for the increase in customer verification expenses.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $6,315,815 compared to $5,454,520 at the same date in 2020. As of December 31, 2020 the Company had cash of $8,541,232. The decrease in cash from December 31, 2020, was primarily due to the repayments on the Credit Agreement and lease merchandise acquired.

As of March 31, 2021, the Company had accounts receivable of $34,964,280 offset by an allowance for doubtful accounts of $23,935,726, resulting in net accounts receivable of $11,028,554. Accounts receivable are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

As of March 31, 2021, the Company had $0 available under the Credit Agreement.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the January Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the January Note was extended to April 1, 2022. No other changes were made to such Note. As of March 31, 2021, $1,012,533 of principal and accrued and unpaid interest was outstanding on the January Note.

On February 19, 2019, the Borrower entered into a letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. Payment of principal and accrued interest under the February Note is due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS and February Note such that the maturity date was extended to April 1, 2022. No other changes were made to such Note. As of March 31, 2021, $2,025,215 of principal and accrued and unpaid interest was outstanding on the February Note.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $563,003 for the three months ended March 31, 2021 primarily due to the add back of depreciation and impairment on leased merchandise, provision for doubtful accounts and other depreciation and amortization partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Net cash provided by operating activities was $558,529 for the three months ended March 31, 2020 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $734,122 comprised of $145,130 for the purchase of property and equipment and $588,992 for capitalized software costs.

For the three months ended March 31, 2020, net cash used in investing activities was $646,414 comprised of $46,152 for the purchase of property and equipment and $600,262 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $928,290 for the three months ended March 31, 2021 due to loan repayments on the Credit Agreement of $3,910,000 partially offset by $3,500,000 of funds drawn on the Credit Agreement and payment of debt issuance related costs of $526,565

Net cash used in financing activities was $1,326,067 for the three months ended March 31, 2020 due to loan repayments on the Credit Agreement of $3,353,000 partially offset by $1,900,000 of funds drawn on the Credit Agreement.

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

Financial Impact of COVID-19 Pandemic

COVID-19 has had an impact on the Company. The primary impacts have included a transition to a significant amount of remote workers as well as changes to customer origination sources.  Fortunately, regarding tele-work, our South Florida location required a thorough Hurricane Impact plan that enabled all our employees to work remotely if required. Early in the second quarter of 2020, FlexShopper pivoted that Hurricane Plan to a COVID-19 plan in order to allow employees to work outside of the office.  As of the end of March 2021, approximately 60% of our employees are working remotely. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. FlexShopper continues to explore options to bring employees back into the workplace on a rotational basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2021.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of March 31, 2021, the Company has issued warrants exercisable for 1,000,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, as amended, by and between the Company and XLR8. The warrants are exercisable immediately at a weighted average price of $1.82 per share and an exercise price range from $1.25 to $3.17 and will remain exercisable until June 30, 2023 for the warrants issued before August 30, 2020 and to the date that is four years following the last trading day of the calendar month relating to the applicable monthly warrant issuance for the warrants issued after August 30, 2020. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The following table details the warrants granted for the three months ended March 31, 2021:

Warrants
Grant Date	Granted
January 31, 2021	40,000
February 28, 2021	40,000
March 31, 2021	40,000
120,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
10.1	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, as company, Wells Fargo Bank, National Association, as paying agent, various lenders from time to time party thereto, and WE 2014-1, LLC, as administrative agent, as conformed through Omnibus Amendment dated January 29, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2021 and incorporated herein by reference).
10.2	Amendment No. 13 to Credit Agreement, dated February 26, 2021, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.3	Amendment No. 2 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).
10.4	Amendment to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	XBRL Instance Document, XBRL Taxonomy Extension Schema*
101.SCH	Document, XBRL Taxonomy Extension*
101.CAL	Calculation Linkbase, XBRL Taxonomy Extension Definition*
101.DEF	Linkbase, XBRL Taxonomy Extension Labels*
101.LAB	Linkbase, XBRL Taxonomy Extension*
101.PRE	Presentation Linkbase*

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 10, 2021	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)