Form 10-Q
period 2021-06-30
FlexShopper, Inc.
filed 2021-08-09
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the issuer had a total of 21,381,278 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	the impact future inflation will have on our operating results and financial condition;

●	the business and financial impact of the continuing COVID-19 pandemic; and

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,147,213	$8,541,232
Accounts receivable, net	13,150,666	10,032,714
Prepaid expenses	1,043,917	869,081
Lease merchandise, net	37,633,318	42,822,340
Total current assets	56,975,114	62,265,367

PROPERTY AND EQUIPMENT, net	5,875,217	5,911,696

OTHER ASSETS, net	66,498	72,316
Total assets	$62,916,829	$68,249,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,802,071	$7,907,619
Accrued payroll and related taxes	790,106	352,102
Promissory notes to related parties, net of $3,820 at 2021 and net of $8,276 at 2020 of unamortized issuance costs, including accrued interest	4,802,626	4,815,546
Current portion of promissory note – Paycheck Protection Program, including accrued interest	-	1,184,952
Accrued expenses	2,500,944	2,646,800
Lease liability - current portion	156,144	160,726
Total current liabilities	12,051,891	17,067,745

Loan payable under credit agreement to beneficial shareholder, net of $458,058 at 2021 and $61,617 at 2020 of unamortized issuance costs and current portion	35,266,942	37,134,009
Promissory note – Paycheck Protection Program, net of current portion	-	741,787
Accrued payroll and related taxes net of current portion	204,437	204,437
Deferred income tax liability	378,859	-
Lease liabilities net of current portion	1,865,762	1,947,355
Total liabilities	49,767,891	57,095,333

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,381,278 shares at 2021 and 21,359,945 shares at 2020	2,138	2,136
Additional paid in capital	37,894,784	36,843,326
Accumulated deficit	(47,551,645)	(48,495,076)
Total stockholders’ equity	13,148,937	11,154,046
	$62,916,829	$68,249,379

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenues:
Lease revenues and fees, net	$28,636,794	$22,900,280	$59,741,458	$46,597,985
Lease merchandise sold	2,051,759	1,629,850	3,730,765	2,774,892
Total revenues	30,688,553	24,530,130	63,472,223	49,372,877

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	17,864,471	15,898,255	39,064,981	32,095,204
Cost of lease merchandise sold	1,738,180	1,291,090	3,064,623	1,921,871
Marketing	1,914,095	938,049	3,746,835	1,969,194
Salaries and benefits	2,747,005	2,276,516	5,656,324	4,825,385
Operating expenses	5,213,789	3,337,162	9,328,213	6,508,853
Total costs and expenses	29,477,540	23,741,072	60,860,976	47,320,507

Operating income	1,211,013	789,058	2,611,247	2,052,370

Gain on extinguishment of debt	1,931,825	-	1,931,825	-
Interest expense including amortization of debt issuance costs	(1,222,400)	(1,051,120)	(2,621,397)	(2,262,747)
Income before income taxes	1,920,438	(262,062)	1,921,675	(210,377)
Provision for income taxes	(978,244)	-	(978,244)	-
Net income/(loss)	942,194	(262,062)	943,431	(210,377)

Deemed dividend from exchange offer of warrants	-	-	-	(713,212)
Dividends on Series 2 Convertible Preferred Shares	(609,773)	(609,728)	(1,219,545)	(1,219,445)
Net income/(loss) attributable to common and Series 1 Convertible Preferred shareholders	$332,421	(871,790)	(276,114)	(2,143,034)

Basic and diluted income/(loss) per common share:
Basic	$0.02	(0.04)	(0.01)	(0.10)
Diluted	0.01	$(0.04)	(0.01)	(0.10)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,605,461	21,351,914	21,375,096	20,627,674
Diluted	23,603,477	21,351,914	21,375,096	20,627,674

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2021 and 2020

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	170,332	$851,660	21,952	$21,952,000	21,359,945	$2,136	$36,843,326	$(48,495,076)	$11,154,046
Provision for compensation expense related to stock options	-	-	-	-	-	-	380,263	-	380,263
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	212,923	-	212,923
Exercise of stock options into common stock	-	-	-	-	16,000	2	12,910	-	12,912
Net income	-	-	-	-	-	-	-	1,237	1,237
Balance, March 31, 2021	170,332	$851,660	21,952	$21,952,000	21,375,945	$2,138	$37,449,422	$(48,493,839)	$11,761,381
Provision for compensation expense related to stock options	-	-	-	-	-	-	249,222	-	249,222
Exercise of stock options into common stock	-	-	-	-	5,333	0	4,214	-	4,214
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	191,926	-	191,926
Net income	-	-	-	-	-	-	-	942,194	942,194
Balance, June 30, 2021	170,332	851,660	21,952	21,952,000	21,381,278	2,138	37,894,784	(47,551,645)	13,148,937

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	171,815	-	171,815
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	43,999	-	43,999
Exercise of warrants into common stock	-	-	-	-	105,000	10	131,240	-	131,250
Exchange offer of warrants	-	-	-	-	3,462,683	346	(346)	-	-
Net income	-	-	-	-	-	-	-	51,685	51,685
Balance, March 31, 2020	171,191	$855,955	21,952	$21,952,000	21,351,643	$2,135	$35,660,429	$(48,103,495)	$10,367,024
Provision for compensation expense related to stock options	-	-	-	-	-	-	452,033	-	452,033
Exercise of stock options into common stock	-	-	-	-	3,333	1	2,633	-	2,634
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	95,481	-	95,481
Conversion of preferred stock to common stock	(859)	(4,295)	-	-	1,136	-	4,295	-	-
Net loss	-	-	-	-	-	-	-	(262,062)	(262,062)
Balance, June 30, 2020	170,332	$851,660	21,952	$21,952,000	21,356,112	$2,136	$36,214,871	$(48,365,557)	$10,655,110

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2021 and 2020

(unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$943,431	$(210,377)
Adjustments to reconcile net income/(loss) to net used in/cash provided by operating activities:
Depreciation and impairment of lease merchandise	39,064,981	32,095,204
Other depreciation and amortization	1,324,049	1,062,139
Amortization of debt issuance costs	134,580	184,233
Compensation expense related to issuance of stock options and warrants	1,034,334	763,328
Provision for doubtful accounts	18,804,705	15,564,198
Interest in kind added to promissory notes balance	9,461	2,989
Deferred income tax	378,859	-
Gain on debt extinguishment	(1,931,825)	-
Changes in operating assets and liabilities:
Accounts receivable	(21,922,656)	(15,261,863)
Prepaid expenses and other	(174,222)	81,916
Lease merchandise	(33,875,960)	(27,113,342)
Security deposits	4,280	2,943
Lease Liabilities	(2,598)	197,443
Accounts payable	(4,105,547)	(1,488,607)
Accrued payroll and related taxes	438,010	84,922
Accrued expenses	(158,248)	(170,185)
Net cash used in/provided by operating activities	(34,366)	5,794,941

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,367,154)	(1,399,360)
Net cash used in investing activities	(1,367,154)	(1,399,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	3,500,000	2,412,000
Repayment of loan payable under credit agreement	(4,975,000)	(5,864,250)
Debt issuance related costs	(526,565)	-
Proceeds from exercise of warrants	-	131,250
Proceeds from exercise of stock options	17,126	2,634
Proceeds from promissory notes, net of fees	-	1,914,100
Principal payment under finance lease obligation	(2,457)	(3,175)
Repayment of instalment loan	(5,603)	(5,603)
Net cash used in financing activities	(1,992,499)	(1,413,044)

INCREASE/(DECREASE) IN CASH	(3,394,019)	2,982,537

CASH, beginning of period	$8,541,232	$6,868,472

CASH, end of period	$5,147,213	$9,851,009

Supplemental cash flow information:
Interest paid	$2,506,589	$2,120,502
Deemed dividend from exchange offer of warrants	$-	$713,212
Conversion of preferred stock to common stock	$-	$4,295

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the six months ended June 30, 2021 and 2020

(Unaudited)

1. BASIS OF PRESENTATION

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc.’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 8, 2021.

The consolidated balance sheet as of December 31, 2020 contained herein has been derived from audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In January 2015, in connection with the Credit Agreement entered in March 2015 (see Note 7), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper Inc, together with its subsidiaries, are hereafter referred to as “FlexShopper.”

FlexShopper provides through e-commerce sites, certain types of durable goods to consumers on a lease-to-own basis (“LTO”) including consumers of third-party retailers and e-tailers. The Company effects these transactions by first approving consumers through its proprietary, risk analytics-powered underwriting model. After receiving a signed consumer lease, the Company then funds the leased item by purchasing the item from the Company’s merchant partner and leasing it to the consumer. The Company then collects payments from consumers under their consumer lease.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Accounts receivable	$45,051,239	$32,171,255
Allowance for doubtful accounts	(31,900,573)	(22,138,541)
Accounts receivable, net	$13,150,666	$10,032,714

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. As the customer ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $2,006,509 and $9,042,673 for the three and six months ended June 30, 2021 respectively and $6,584,965 and $12,017,220 for the three and six months ended June 30, 2020, respectively.

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Beginning balance	$22,138,541	$9,976,941
Provision	18,804,705	31,930,714
Accounts written off	(9,042,673)	(19,769,114)
Ending balance	$31,900,573	$22,138,541

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

The net leased merchandise balances consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Lease merchandise at cost	$69,111,583	$64,335,971
Accumulated depreciation	(29,224,625)	(19,162,357)
Impairment reserve	(2,253,640)	(2,351,274)
Lease merchandise, net	$37,633,318	$42,822,340

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

	Six Months ended
	June 30,
	2021	2020
Lease billings and accruals	$78,546,163	$62,162,183
Provision for doubtful accounts	(18,804,705)	(15,564,198)
Lease revenues and fees	$59,741,458	$46,597,985

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $41,603 and $130,124 for the three and six months ended June 30, 2021, respectively, and $84,416 and $170,624 for the three and six months ended June 30, 2020, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $1,273 and $4,456 for three and six months ended June 30, 2021 and $5,471 and $13,609 for the three and six months ended June 30, 2020, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years. Intangible assets amortization expense was $769 and $1,538 for the three and six months ended June 30, 2021, respectively, and $769 and $1,538 for the three and six months ended June 30, 2020, respectively.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $526,723 and $1,115,715 for the three and six months ended June 30, 2021, respectively, and $598,097 and $1,198,358 for the three and six months ended June 30, 2020, respectively. Capitalized software amortization expense was $583,437 and $1,154,004 for the three and six months ended June 30, 2021, respectively, and $569,217 and $1,005,984 for the three and six months ended June 30, 2020.

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

In computing diluted income/(loss) per share for the six months ended June 30, 2021 and the six months ended June 30, 2020, no effect has been given to the issuance of common stock upon conversion or exercise of the following securities as their effect is anti-dilutive. The following table reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s induced conversion of warrants occurred in February 2020.

	Six Months ended
	June 30,
	2021	2020
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,117,310	2,571,411
Common Stock Warrants	2,352,488	1,872,488
	11,657,627	10,613,728

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2021 and 2020:

	Six Months ended
	June 30,
	2021	2020
Numerator
Net income/(loss)	$943,431	$(210,377)
Convertible Series 2 Preferred Share dividends	(1,219,545)	(1,219,445)
Deemed dividend from exchange offer of warrants	-	(713,212)
Numerator for basic and diluted EPS	$(276,114)	$(2,143,034)
Denominator
Denominator for basic and diluted EPS - weighted average shares	21,375,096	20,627,674
Basic EPS	$(0.01)	$(0.10)
Diluted EPS	$(0.01)	$(0.10)

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2021 and 2020:

	Three Months ended
	June 30,
	2021	2020
Numerator
Net income/(loss)	$942,194	$(262,062)
Convertible Series 2 Preferred Share dividends	(609,773)	(609,728)
Net income/(loss) attributable to common and Series 1 Convertible Preferred Stock	332,421	(871,790)
Convertible Series 2 Preferred Share dividends attributable to Series 1 Convertible Preferred Stock	6,357	-
Net income attributable to Series 1 Convertible Preferred Stock	(9,822)	-
Net income/(loss) attributable to common shares - Numerator for basic and diluted EPS	$328,956	$(871,790)
Denominator
Weighted average of common shares outstanding	21,380,230	21,351,914
Weighted average of common shares issuable upon conversion of outstanding Series 1 Convertible Preferred Stock	225,231	-
Denominator for basic EPS- weighted average shares	21,605,461	21,351,914
Effect of dilutive securities
Common stock options	1,156,512	-
Common stock warrants	841,504	-
Denominator for diluted EPS – adjusted weighted average shares	23,603,477	21,351,914
Basic EPS	$0.02	$(0.04)
Diluted EPS	$0.01	$(0.04)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2021, and 2020, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

4. LEASES

Refer to Note 2 to these consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

Lease Commitments

In August 2017, FlexShopper entered into a 12-month lease with two additional three-year options for retail store space in West Palm Beach, Florida. In April 2018, FlexShopper exercised its option to extend the term of the lease to September 30, 2021. In March 2021, FlexShopper and the lessor agreed on the early termination of the lease for this property. The monthly rent for this space was approximately $2,300 per month.

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

The rental expense for the six months ended June 30, 2021 and 2020 was approximately $324,000 and $353,000 respectively. At June 30, 2021, the future minimum annual lease payments are approximately as follows:

2021	$204,000
2022	417,000
2023	427,000
2024	435,000
2025	443,000
Thereafter	1,230,000
$3,156,000

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets beginning January 1, 2019. The breakout of operating lease assets, and current and non-current operating lease liabilities at June 30, 2021, is shown in the table below.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets
Operating Lease Asset	Property and Equipment, net	$1,596,454	$1,673,432
Finance Lease Asset	Property and Equipment, net	22,962	27,106
Total Lease Assets		$1,619,416	$1,700,538

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$147,912	$153,019
Finance Lease Liability - current portion	Current Lease Liabilities	8,232	7,707
Operating Lease Liability - net of current portion	Long Term Lease Liabilities	1,848,157	1,925,498
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	17,605	21,857
Total Lease Liabilities		$2,021,906	$2,108,081

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

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $201,171 and $219,767 for the six months ended June 30, 2021 and June 30, 2020, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Six Months ended
	June 30,
	2021	2020
Cash payments for operating leases	$202,007	$14,454
Cash payments for finance leases	5,592	5,547
New finance lease asset obtained in exchange for lease liabilities	-	4,033

Below is a summary of undiscounted operating lease liabilities as of June 30, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2021	$198,766
2022	405,443
2023	417,606
2024	430,134
2025	443,038
2026 and thereafter	1,229,925
Total undiscounted cash flows	3,124,912
Less: interest	(1,128,843)
Present value of lease liabilities	$1,996,069

Below is a summary of undiscounted finance lease liabilities as of June 30, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2021	$5,592
2022	11,184
2023	9,699
2024	4,781
Total undiscounted cash flows	31,256
Less: interest	(5,419)
Present value of lease liabilities	$25,837

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2021	December 31, 2020
Furniture, fixtures and vehicle	2-5 years	$386,988	$303,285
Website and internal use software	3 years	13,605,156	12,489,441
Computers and software	3-7 years	1,289,650	1,121,914
		15,281,794	13,914,640
Less: accumulated depreciation and amortization		(11,025,993)	(9,703,482)
Right of use assets, net		1,619,416	1,700,538
		$5,875,217	$5,911,696

Depreciation and amortization expense were $671,887 and $601,357 for the three months ended June 30, 2021 and 2020, respectively and $1,322,511 and $1,060,601 for the six months ended June 30, 2021 and 2020, respectively.

6. PROMISSORY NOTES-RELATED PARTIES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS. The principal amount of the January 2018 Note is $1,750,000 as of June 30, 2021. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 computed on the basis of a 360-day year, which equaled 16.25% at June 30, 2021.

NRNS amended and restated the Note such that the maturity date of the revised Note was extended to April 1, 2022. As of June 30, 2021, $1,770,798 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of the principal amount and accrued interest under the January 2019 Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.25% at June 30, 2021. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the January Note was set at April 1, 2022. No other changes were made to such Note. As of June 30, 2021, $1,011,879 of principal and accrued and unpaid interest was outstanding on the January Note.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note is due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.25% at June 30, 2021. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS and February Note such that the maturity date was set at April 1, 2022. No other changes were made to such Note. As of June 30, 2021, $2,023,769 of principal and accrued and unpaid interest was outstanding on the February Note.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2021	$-	$56,446
2022	$4,750,000	$-

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At June 30, 2021, amounts borrowed bear interest at 11.25%.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at June 30, 2021, follows:

	June 30, 2021
	Required Covenant	Actual Position
Equity Book Value not less than	$8,000,000	$13,148,936
Liquidity greater than	1,500,000	5,147,213
Cash greater than	500,000	5,147,213
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.05

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

As of June 30, 2021, the Company had $988,192 available under the Credit Agreement is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. As the Company continue to originate lease agreements, new leases will be eligible for the borrowing base and this will open more availability under the Credit Agreement.

Principal payable within twelve months of the balance sheet date based on the outstanding loan balance at such date is reflected as a current liability in the accompanying balance sheets. Interest expense incurred under the Credit Agreement amounted to $1,006,310 and $2,131,549 for the three and the six months ended June 30, 2021, respectively, and $763,910 and $1,665,440 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the outstanding balance under the Credit Agreement was $35,725,000. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $458,058. Interest is payable monthly on the outstanding balance of the amounts borrowed.

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

As of June 30, 2021, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of June 30, 2021, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of June 30, 2021 totaled approximately $12,051,617. As of June 30, 2021, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

As part of a consulting agreement with XLR8 Capital Partners LLC (the “Consulting Agreement”), an entity of which the Company’s Chairman is manager, the Company agreed to issue 40,000 warrants to XLR8 Capital Partners LLC monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share or, if the closing share price on the last day of the month exceeds $1.25, then such exercise price will be 110% of the closing share price. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. In February 2020, this agreement was extended for an additional six months through August 31, 2020. On August 30, 2020, the parties entered into an amendment to the Consulting Agreement to further extend the term for another six-month period through February 28, 2021. The Consulting Agreement automatically renewed for one successive six-month period, therefore the new termination date is August 31, 2021. There are no additional automatic renewals. The Consulting Agreement and amendments were approved by the Company’s Compensation Committee.

The August 2020 amendment also modified the alternative minimum exercise price of the monthly warrant consideration issuable to the Consultant to $1.60 per share going forward, and the expiration date of the warrants to the date that is four years following the last trading day of the calendar month relating to the applicable monthly warrant issuance.

During the six months ended June 30, 2021, the Company recorded an expense of $404,849 based on a weighted average grant date fair value of $1.69 per warrant.

	Warrants	Expense	Grant date fair value
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 29, 2021	40,000	76,318	1.91
March 31, 2021	40,000	63,010	1.58
April 30, 2021	40,000	60,542	1.51
May 31, 2021	40,000	63,156	1.58
June 30, 2021	40,000	68,228	1.71
	240,000	404,849	1.69

The following table summarizes information about outstanding stock warrants as of June 30, 2021, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,215,184			2 years
$1.34	40,000			2 years
$1.40	40,000			2 years
$1.54	40,000			2 years
$1.62	40,000			2 years
$1.68	40,000			3 years
$1.69	40,000			2 years
$1.74	40,000			2 years
$1.76	40,000			2 years
$1.91	40,000			2 years
$1.95	40,000			3 years
$2.00	40,000			2 years
$2.01	40,000			2 years
$2.08	40,000			3 years
$2.45	40,000			2 years
$2.53	40,000			2 years
$2.57	40,000			4 years
$2.78	40,000			2 years
$2.79	40,000			4 years
$2.89	40,000			4 years
$2.93	40,000			2 years
$3.09	40,000			4 years
$3.17	40,000			4 years
$3.27	40,000			4 years
$3.89	40,000			4 years
$5.50	177,304			1 year
$1,250		439	*	2 years
	2,352,488	439

(*)	At June 30, 2021, these warrants were convertible into 116,903 shares of common stock

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

On March 3, 2021, the Company’s Board of Directors approved an Amendment to the 2018 Plan, subject to stockholder approval. On June 9, 2021, the Company’s stockholders approved the 2018 Plan Amendment that increased (a) the total number of shares available for issuance under the 2018 Plan by 2,000,000 shares and (b) the number of shares available for issuance as “incentive stock options” within the meaning of Internal Revenue Code Section 422 by 2,000,000 shares.

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

Activity in stock options for the six months ended June 30, 2021 and June 30, 2020 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	2,595,700	$1.92		$2,491,026
Granted	568,278	2.50
Exercise	(21,333)	0.80		48,496
Forfeited	(25,335)	2.28		30,987
Outstanding at June 30, 2021	3,117,310	2.03	7.17	3,555,431
Vested and exercisable at June 30, 2021	2,084,461	2.01	7.19	2,635,699

Outstanding at January 1, 2020	2,004,318	$1.72		$2,542,361
Granted	634,756	2.58
Forfeited	(64,330)	0.92		18,520
Expired	(3,333)	0.79		3,166
Outstanding at June 30, 2020	2,571,411	$1.95	7.94	$1,165,626
Vested and exercisable at June 30, 2020	1,623,746	$1.97	8.23	$971,228

The weighted average grant date fair value of options granted during the six-month period ended June 30, 2021 and June 30, 2020 was $1.77 and $1.52 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

	Six Months ended
	June 30,
	2021	2020
Exercise price	$2.38 to 2.97	$1.74 to 2.89
Expected life	5 years	5 years
Expected volatility	93%	71%
Dividend yield	0	0%
Risk-free interest rate	0.31% to 0.93%	0.28% to 1.72%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $249,222 and $629,485 for the three and six months ended June 30, 2021, respectively, and $452,033 and $623,848 for the three and six months ended June 30, 2020, respectively. Unrecognized compensation cost related to non-vested options at June 30, 2021 amounted to approximately $ 1,215,000 which is expected to be recognized over a weighted average period of 2.65 years.

10. INCOME TAXES

Effective income tax rates for interim periods are based on our estimate of the applicable annual income tax rate. The Company’s effective income tax rate varies based upon the estimate of our annual taxable earnings and the allocation of those taxable earnings across the various states in which we operate. Changes in the annual allocation of the Company’s activity among these jurisdictions results in changes to the effective tax rate utilized to measure the Company’s income tax provision and deferred tax assets and liabilities.

The Company’s effective income tax rate for the three and six months ended June 30, 2021 was approximately 51%. This was different than the expected federal income tax rate of 21% primarily due to the impact of the valuation allowance provided against our deferred tax assets. Non-taxable income from the forgiveness of PPP loans, non-deductible equity compensation, and state income taxes also impacted the effective tax rate.

Management believes that certain federal and state deferred tax assets as of June 30, 2021 do not satisfy the realization criteria and has recorded a valuation allowance to reduce the carrying value of the Company’s deferred tax assets to the extent that realization is not more likely than not. Deferred tax liabilities are recorded to the extent that reversing taxable temporary differences cannot be offset with existing deferred tax assets. Utilization of the Company’s NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382.

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

COVID-19

The extent of the impact and effects of the recent outbreak of the coronavirus (COVID-19) on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, the recovery time of the disrupted supply chains, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for the Company’s leases is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

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

The Loan was evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the Lender. The Note matured on April 30, 2022, and bore interest at the rate of 1.00% per annum, payable monthly commencing on November 30, 2020, following an initial deferral period as specified under the PPP. The Note might be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan were available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest might be forgiven to the extent the Loan proceeds were used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP.

On June 21, 2021 we were notified that effective April 7, 2021, the U.S. Small Business Administration confirmed the waiver of FlexShopper’s repayment of a $1,914,000 Paycheck Protection Program promissory note issued to the Company on May 4, 2020.

As a result of the PPP promissory note forgiveness, the Company recognized a gain from the extinguishment of the loan, including accrued interest, of $1,931,825.

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

At FlexShopper, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the full impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the residual impact of COVID-19 on our industry becomes clearer.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Accounts receivable	$45,051,239	$32,171,255
Allowance for doubtful accounts	(31,900,573)	(22,138,541)
Accounts receivable, net	$13,150,666	$10,032,714

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. As the customer account ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $2,006,509 and $9,042,673 for the three and six months ended June 30, 2021 respectively and $6,584,965 and $12,017,220 for the three and six months ended June 30, 2020, respectively.

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

Key performance metrics for the three months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,
	2021	2020	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$38,608,150	30,781,551	7,826,599	25.4
Lease merchandise sold	2,051,759	1,629,850	421,909	25.9
Gross billings	40,659,909	32,411,401	8,248,508	25.4
Provision for doubtful accounts	(9,971,356)	(7,881,271)	(2,090,085)	26.5
Net revenues	30,688,553	24,530,130	6,158,423	25.1
Cost of merchandise sold	(1,738,180)	(1,291,090)	(447,090)	34.6
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(17,864,471)	(15,898,255)	(1,966,216)	12.4
Gross profit	$11,085,902	$7,340,785	$3,745,117	51.0
Gross profit margin	36%	30%

	Three months ended June 30,
	2021	2020	$ Change	% Change
Adjusted EBITDA:
Net income/ (loss)	$942,194	$(262,062)	$1,204,256	459.5
Provision for income taxes	978,244	-	978,244
Amortization of debt costs	42,877	89,888	(47,011)	(52.3)
Other amortization and depreciation	672,656	602,126	70,530	11.7
Interest expense	1,179,523	961,233	218,290	22.7
Stock compensation	249,222	452,033	(202,811)	(44.9)
Product/ infrastructure expenses	-	63,376	(63,376)
Warrants compensation – consulting agreement	-	95,481	(95,481)
Gain on debt extinguishment	(1,931,825)	-	(1,931,825)
Adjusted EBITDA	$2,132,891	$2,002,075	$130,816	6.5

Key performance metrics for the six months ended June 30, 2021 and 2020 are as follows:

	Six months ended June 30,
	2021	2020	$ Change	% Change
Gross Profit:
Gross lease revenues and fees	$78,546,163	$62,162,183	$16,383,980	26.4
Lease merchandise sold	3,730,765	2,774,892	955,873	34.4
Gross billings	82,276,928	64,937,075	17,339,853	26.7
Provision for doubtful accounts	(18,804,705)	(15,564,198)	(3,240,507)	20.8
Net revenues	63,472,223	49,372,877	14,099,346	28.6
Cost of merchandise sold	(3,064,623)	(1,921,871)	(1,142,752)	59.5
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(39,064,981)	(32,095,204)	(6,969,778)	21.7
Gross profit	$21,342,619	$15,355,802	$5,986,816	39.0
Gross profit margin	34%	31%

	Six months ended June 30,
	2021	2020	$ Change	% Change
Adjusted EBITDA:
Net income/ (loss)	$943,431	$(210,377)	$1,153,808	548.4
Provision for income taxes	978,244	-	978,244
Amortization of debt costs	134,580	184,233	(49,653)	(27.0)
Other amortization and depreciation	1,324,049	1,062,139	261,910	24.7
Interest expense	2,486,817	2,078,514	408,303	19.6
Stock compensation	629,486	623,848	5,638	0.9
Product/infrastructure expenses	10,000	184,440	(174,440)	(94.6)
Warrants compensation – consulting agreement	-	139,480	(139,480)
Gain on debt extinguishment	(1,931,825)	-	(1,931,825)
Adjusted EBITDA	$4,574,782	$4,062,277	$512,505	12.6

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table details operating results for the three months ended June 30,2021 and 2020:

	2021	2020	$ Change	% Change

Gross lease revenues and fees	$38,608,150	$30,781,551	$7,826,599	25.4
Provision for doubtful accounts	$(9,971,356)	$(7,881,271)	$(2,090,085)	26.5
Net lease billing and fees	$28,636,794	$22,900,280	$5,736,514	25.0
Lease merchandise sold	2,051,759	1,629,850	421,909	25.9
Total revenues	30,688,553	24,530,130	6,158,423	25.1
Cost of lease revenue and merchandise sold	(19,602,651)	(17,189,345)	(2,413,306)	14.0
Marketing	(1,914,095)	(938,049)	(976,046)	104.1
Salaries and benefits	(2,747,005)	(2,276,516)	(470,489)	20.7
Other operating expenses	(5,213,789)	(3,337,162)	(1,876,627)	56.2
Operating income	1,211,013	789,058	421,955	52.6
Gain on extinguishment of debt	1,931,825	-	1,931,825
Interest expense	(1,222,400)	(1,051,120)	(171,280)	16.3
Provision for incomes taxes	(978,244)	-	(978,244)
Net income/ (loss)	$942,194	(262,062)	$1,204,256	459.5

FlexShopper originated 38,531 gross leases less same day modifications and cancellations with an average origination value of $516 for the three months ended June 30, 2021 compared to 33,941 gross leases less same day modifications and cancellations with an average origination value of $452 for the comparable period last year. Total lease revenues for the three months ended June 30, 2021 were $28,636,794 compared to $22,900,280 for the three months ended June 30, 2020, representing an increase of $5,736,514, or 25%. Continued growth in repeat customers, coupled with the expansion of retail partners, is primarily responsible for the increase in lease originations. Increased lease originations grows the overall size of the current lease portfolio and raises lease revenue.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2021 was $19,602,651 compared to $17,189,345 for the three months ended June 30, 2020, representing an increase of $2,413,306, or 14.0%. Cost of lease revenue and merchandise sold for the three months ended June 30, 2021 is comprised of depreciation expense and impairment of lease merchandise of $17,864,471 and the net book value of merchandise sold of $1,738,180. Cost of lease revenue and merchandise sold for the three months ended June 30, 2020 is comprised of depreciation expense and impairment on lease merchandise of $15,898,255 and the net book value of merchandise sold of $1,291,090. As the Company’s lease portfolio and revenues increase, the depreciation and related costs associated with the larger portfolio also increase. Asset level performance within the portfolio, as well as, the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the three months ended June 30, 2021 were $1,914,095 compared to $938,049 in the three months ended June 30, 2020, an increase of $976,046, or 104.1%. The Company’s marketing expenditures are primarily related to increasing new lease consumers to order to grow the lease portfolio. The primary source of new consumers is through digital marketing channels directing potential consumers to FlexShopper.com. The focus on digital marketing allows the Company to have enhanced reporting on the efficiency of marketing spending to ensure that it is acquiring customers at its targeted acquisition cost. A smaller portion of marketing expense is related to commissions related to retail partnerships as well as remarketing efforts to drive repeat consumer activity.

Salaries and benefits in the three months ended June 30, 2021 were $2,747,005 compared to $2,276,516 in the three months ended June 30, 2020, an increase of $470,489 or 20.7%. Generally, the salary and benefits expense should directionally move with the change in lease originations and the overall size of the lease portfolio albeit at a slower rate. In this quarter, there were also some management positions filled in operational roles to increase efficiencies in the call center and other operational departments.

Other operating expenses for the three months ended June 30, 2021 and 2020 included the following:

	2021	2020
Amortization and depreciation	$672,656	$602,126
Computer and internet expenses	761,295	418,258
Legal and professional fees	896,292	326,342
Merchant bank fees	844,571	470,252
Customer verification expenses	810,557	511,697
Stock compensation expense	249,222	452,033
Insurance expense	161,751	111,257
Office and telephone expense	217,973	76,905
Rent expense	157,634	186,390
Advertising and recruiting fees	103,343	43,702
Travel expenses	73,024	10,700
Other	265,471	127,500
Total	$5,213,789	$3,337,162

Computer and internet expenses in the three months ended June 30, 2021 were $761,295 compared to $418,258 in the three months ended June 30, 2020, representing an increase of $343,037 or 82%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back end billing and collection systems. As the lease portfolio grows, the back-office systems will need to scale also but at a much lower rate. In this quarter, there were some additional costs related to the creation and optimization of new operational processes.

Legal and professional fees expenses in the three months ended June 30, 2021 were $896,292 compared to $326,342 in the three months ended June 30, 2020, representing an increase of $569,950 or 174.6%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics. In addition, the expense recorded for warrants granted as part of the consulting agreement with XLR8 Capital Partner increased in the three months period ended June 30,2021 as the weighted average valuation per warrant was $1.6 in the three months ended June 30, 2021 compared to $0.80 per warrant for the same period in 2020.

Merchant bank fees expenses in the three months ended June 30, 2021 were $844,571 compared to $470,252 in the three months ended June 30, 2020, representing an increase of $374,319 or 79.6%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore an increase in revenue is the main driver for the increase in merchant bank fees.

Customer verification expenses in the three months ended June 30, 2021 were $810,557 compared to $511,697 in the three months ended June 30, 2020, representing an increase of $298,860 or 58.4%. Customer verification expense is primarily the cost of data used for underwriting new lease applicants. The number of new lease applicants is directly correlated with changes in marketing expense. The underwriting and data science team continues to optimize the costs related to underwriting lease applications.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table details operating results for the six months ended June 30, 2021 and 2020:

	2021	2020	$ Change	% Change

Gross lease revenues and fees	$78,546,163	$62,162,183	$16,383,980	26.4
Provision for doubtful accounts	$(18,804,705)	$(15,564,198)	$(3,240,507)	20.8
Net lease billing and fees	$59,741,458	$46,597,985	$13,143,473	28.2
Lease merchandise sold	3,730,765	2,774,892	955,873	34.4
Total revenues	63,472,223	49,372,877	14,099,346	28.6
Cost of lease revenue and merchandise sold	(42,129,604)	(34,017,075)	(8,112,529)	23.8
Marketing	(3,746,835)	(1,969,194)	(1,777,641)	90.3
Salaries and benefits	(5,656,324)	(4,825,385)	(830,939)	17.2
Other operating expenses	(9,328,213)	(6,508,853)	(2,819,360)	43.3
Operating income	2,611,247	2,052,370	558,877	27.2
Gain on extinguishment of debt	1,931,825	-	1,931,825
Interest expense	(2,621,397)	(2,262,747)	(358,650)	15.9
Provision for incomes taxes	(978,244)	-	(978,244)
Net income/ (loss)	$943,431	$(210,377)	$1,153,808	548.4

FlexShopper originated 77,830 gross leases less same day modifications and cancellations with an average origination value of $524 for the six months ended June 30, 2021 compared to 70,068 gross leases less same day modifications and cancellations with an average origination value of $464 for the comparable period last year. Total lease revenues for the six months ended June 30, 2021 were $59,741,458 compared to $46,597,985 for the six months ended June 30, 2020, representing an increase of $13,143,473, or 28.2%. Continued growth in repeat customers, coupled with the expansion of retail partners, is primarily responsible for the increase in lease originations. Increased lease originations grows the overall size of the current lease portfolio and raises lease revenue.

Cost of lease revenue and merchandise sold for the six months ended June 30, 2021 was $42,129,604 compared to $34,017,075 for the six months ended June 30, 2020, representing an increase of $8,112,529, or 23.8%. Cost of lease revenue and merchandise sold for the six months ended June 30, 2021 is comprised of depreciation expense and impairment of lease merchandise of $39,064,981 and the net book value of merchandise sold of $3,064,623. Cost of lease revenue and merchandise sold for the six months ended June 30, 2020 is comprised of depreciation expense and impairment of lease merchandise of $32,095,204 and the net book value of merchandise sold of $1,921,871. As the Company’s lease portfolio and revenues increase, the depreciation and related costs associated with the larger portfolio also increase. Asset level performance within the portfolio, as well as, the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the six months ended June 30, 2021 were $3,746,835 compared to $1,969,194 in the six months ended June 30, 2020, an increase of $1,777,641, or 90.3%. The Company marketing expenditures are primarily related to increasing new lease consumers to order to grow the lease portfolio. The primary source of new consumers is through digital marketing channels directing potential consumers to FlexShopper.com. The focus on digital marketing allows the Company to have enhanced reporting on the efficiency of marketing spending to ensure that it is acquiring customers at its targeted acquisition cost. A smaller portion of marketing expense is related to commissions related to retail partnerships as well as remarketing efforts to drive repeat consumer activity.

Salaries and benefits in the six months ended June 30, 2021 were $5,656,324 compared to $4,825,385 in the six months ended June 30, 2020, an increase of $830,939, or 17.2%. Generally, the salary and benefits expense should directionally move with the change in lease originations and the overall size of the lease portfolio albeit at a slower rate. In this quarter, there were also some management positions filled in operational roles to increase efficiencies in the call center and other operational departments.

Other operating expenses for the six months ended June 30,2021 and 2020 included the following:

	2021	2020
Amortization and depreciation	$1,324,049	$1,062,139
Computer and internet expenses	1,430,187	847,573
Legal and professional fees	1,398,330	1,030,079
Merchant bank fees	1,284,917	942,713
Customer verification expenses	1,668,382	918,512
Stock compensation expense	629,486	623,848
Insurance expense	257,404	218,978
Office and telephone expense	415,034	162,458
Rent expense	324,106	353,027
Advertising and recruiting fees	132,302	42,538
Travel expenses	103,355	56,874
Other	360,661	250,114
Total	$9,328,213	$6,508,853

Computer and internet expenses in the six months ended June 30, 2021 were $1,430,187 compared to $847,573 in the six months ended June 30, 2020, representing an increase of $582,614 or 68.7%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back end billing and collection systems. As the lease portfolio grows, the back-office systems will need to scale also but at a much lower rate. In this quarter, there were some additional costs related to the creation and optimization of new operational processes.

Legal and professional fees expenses in the six months ended June 30, 2021 were $1,398,330 compared to $1,030,079 in the six months ended June 30, 2020, representing an increase of $368,251 or 35.7%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics. Also, the expense recorded for warrants granted as part of the consulting agreement with XLR8 Capital Partner increased in the six months period ended June 30,2021 as the weighted average valuation per warrant was $1.69 in the six months ended June 30, 2021 compared to $0.58 per warrant for the same period in 2020.

Merchant bank fees expenses in the three months ended June 30, 2021 were $1,284,917 compared to $942,713 in the three months ended June 30, 2020, representing an increase of $342,204 or 36.3%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore an increase in revenue is the main driver for the increase in merchant bank fees.

Customer verification expenses in the six months ended June 30, 2021 were $1,668,382 compared to $918,512 in the six months ended June 30, 2020, representing an increase of $749,870 or 81.6%. Customer verification expense is primarily the cost of data used for underwriting new lease applicants. The number of new lease applicants is directly correlated with changes in marketing expense. The underwriting and data science team continues to optimize the costs related to underwriting lease applications.

Operations

We promote our FlexShopper products and services across all sales channels through strategic partnerships, direct response marketing, and affiliate and internet marketing, all of which are designed to increase our lease transactions. Our advertisements emphasize such features as instant spending limits and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high-quality branded merchandise and services.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash of $5,147,213 compared to $9,851,009 at the same date in 2020. As of December 31, 2020, the Company had cash of $8,541,232. The decrease in cash from December 31, 2020, was primarily due to the repayments on the Credit Agreement and lease merchandise acquired.

As of June 30, 2021, the Company had accounts receivable of $45,051,239 offset by an allowance for doubtful accounts of $31,900,573, resulting in net accounts receivable of $13,150,666. Accounts receivable are principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

As of June 30, 2021, the Company had $988,192 available under the Credit Agreement.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the January Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the January Note was extended to April 1, 2022. No other changes were made to such Note. As of June 30, 2021, $1,011,879 of principal and accrued and unpaid interest was outstanding on the January Note.

On February 19, 2019, the Borrower entered into a letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. Payment of principal and accrued interest under the February Note is due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS and February Note such that the maturity date was extended to April 1, 2022. No other changes were made to such Note. As of June 30, 2021, $2,023,769 of principal and accrued and unpaid interest was outstanding on the February Note.

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

The Loan was evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the PPP Lender. The Note matured on April 30, 2022, and bore interest at the rate of 1.00% per annum, payable monthly commencing the later of on November 30, 2020 or the SBA review of the forgiveness application. The Note might be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan were available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest might be forgiven to the extent the Loan proceeds were used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP.

On June 21, 2021 we were notified that effective April 7, 2021, the U.S. Small Business Administration confirmed the waiver of FlexShopper’s repayment of a $1,914,000 Paycheck Protection Program promissory note issued to the Company on May 4, 2020.

As a result of the PPP promissory note forgiveness, the Company recognized a gain from the extinguishment of the loan, including accrued interest, of $1,931,825.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $34,366 for the six months ended June 30, 2021 primarily due to the purchases of leased merchandise and the change in accounts receivable and accounts payable partially offset by the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts.

Net cash provided by operating activities was $5,794,941 for the six months ended June 30, 2020 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $1,367,154 comprised of $251,439 for the purchase of property and equipment and $1,115,715 for capitalized software costs.

For the six months ended June 30, 2020, net cash used in investing activities was $1,399,360 comprised of $201,000 for the purchase of property and equipment and $1,198,360 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $1,992,499 for the six months ended June 30, 2021 due to loan repayments on the Credit Agreement of $4,975,000 partially offset by $3,500,000 of funds drawn on the Credit Agreement.

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

Financial Impact of COVID-19 Pandemic

The COVID-19 Pandemic and the related stimulus programs had an impact on the Company. The immediate impact early in the second quarter of 2020 was a transition to a significant percentage of the Company’s employees working remotely. Fortunately, our South Florida location requires a thorough Hurricane Impact plan enabling all our employees to work remotely, if necessary. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. Throughout the pandemic, FlexShopper rotated select groups of employees into the office in order to adjust to the other business impacts on the business. As of the end of June 2021, approximately 30% of our employees are working remotely.

The other impacts of the business can be broken into three categories. The first is the decrease is the availability of our lease financing product. Pre-COVID-19, approximately 40% of new customers were obtained through brick and mortar or B2B retailers. The pandemic-related closing and limited operations of retailers, as well as shelter in place orders, limited our new customers from this channel substantially over the second quarter and third quarter of 2020. Through the first half of the second quarter of 2021 there was diminished demand from our B2B retailers resulting from pandemic related issues. Moreover, since the crisis began, a number of our brick and mortar rollouts and pilots have been delayed or put on hold as our retailer partners attempt to return to a more stable operational environment.

The second impact was a Company reaction in the second quarter of 2020 to the uniqueness of the pandemic. Not knowing what the potential impact to consumer payment patterns would be, the Company significantly tightened approval rates. It was not until the end of the third quarter of 2020, that approval rates returned to the pre-pandemic levels. This decreased approval rate, both online and in third party stores, coupled with the retailer closures mentioned above, significantly reduced new lease originations.

The third impact was on consumer behavior and payment patterns. The combination of stimulus measures was especially impactful to our typical customer. As a result of enhanced income, the demand for our products was reduced, the likelihood of consumers choosing early payoff options increased substantially and, on a positive note, the asset level performance of our full-term customer, relative to their expected performance, increased substantially.

As of the end of July 2021, we still are experiencing the impact of the continued stimulus in our consumers’ behavior. Payment patterns are still skewing to a greater number of early payoffs versus pre-pandemic levels and reduced demand is evident in our digital marketing channels through the conversion rate of new applicants. However, the enhanced payment performance, versus our expected performance, is beginning to wane which would seem to be a potential initial indicator of a return to the Pre-COVID-19 environment.

Finally, throughout the pandemic, the Company has continued to grow the lease portfolio despite the items mentioned previously. At no point, have there been liquidity concerns or covenant complications. In fact, our credit facility was upsized, our product breadth increased and our covenants reduced in the first half of 2021.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of June 30, 2021, the Company had issued warrants exercisable for 1,120,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. Of these warrants, warrants for 120,000 shares of common stock were issued during the quarter ended June 30, 2021. The 1,120,000 warrants are exercisable immediately at a weighted average exercise price of $2.13 per share and an exercise price range from $1.25 to $3.89 and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The following table details the warrants granted for the three months ended June 30, 2021:

Warrants
Grant Date	Granted
April 30, 2021	40,000
May 31, 2021	40,000
June 30, 2021	40,000
120,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2020 and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference).
10.1	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2021 and incorporated herein by reference).+
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*

101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 9, 2021	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)