Form 10-Q
period 2021-09-30
FlexShopper, Inc.
filed 2021-11-15
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the issuer had a total of 21,399,778 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the impact of supply chain shortages and delays on our retail partners and indirectly on us;

●	the failure to protect the integrity and security of customer and employee information;

●	the impact future inflation will have on our operating results and financial condition;

●	the business and financial impact of the continuing COVID-19 pandemic;

●	the effects of inflationary pressures on consumer spending; and

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,147,926	$8,541,232
Accounts receivable, net	19,651,250	10,032,714
Prepaid expenses	1,118,140	869,081
Lease merchandise, net	33,332,854	42,822,340
Total current assets	57,250,170	62,265,367

PROPERTY AND EQUIPMENT, net	7,227,023	5,911,696

OTHER ASSETS, net	78,347	72,316
Total assets	$64,555,540	$68,249,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,344,185	$7,907,619
Accrued payroll and related taxes	629,876	352,102
Promissory notes to related parties, net of $2,546 at 2021 and net of $8,276 at 2020 of unamortized issuance costs, including accrued interest	4,802,650	4,815,546
Current portion of promissory note – Paycheck Protection Program, including accrued interest	-	1,184,952
Accrued expenses	3,446,104	2,646,800
Lease liability - current portion	164,274	160,726
Total current liabilities	12,387,089	17,067,745

Loan payable under credit agreement to beneficial shareholder, net of $419,307 at 2021 and $61,617 at 2020 of unamortized issuance costs and current portion	34,205,693	37,134,009
Promissory note – Paycheck Protection Program, net of current portion	-	741,787
Accrued payroll and related taxes net of current portion	204,437	204,437
Deferred income tax liability	700,199	-
Lease liabilities net of current portion	1,821,935	1,947,355
Total liabilities	49,319,353	57,095,333

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,390,944 shares at 2021 and 21,359,945 shares at 2020	2,139	2,136
Additional paid in capital	38,286,010	36,843,326
Accumulated deficit	(45,855,622)	(48,495,076)
Total stockholders’ equity	15,236,187	11,154,046
	$64,555,540	$68,249,379

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenues:
Lease revenues and fees, net	$29,134,709	$23,391,348	$88,876,167	$69,989,333
Lease merchandise sold	1,726,226	1,178,716	5,456,991	3,953,608
Total revenues	30,860,935	24,570,064	94,333,158	73,942,941

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	16,936,374	14,886,798	56,001,355	46,982,002
Cost of lease merchandise sold	1,235,601	763,728	4,300,224	2,685,599
Marketing	1,824,402	1,650,717	5,571,237	3,619,911
Salaries and benefits	2,672,864	2,499,235	8,329,188	7,324,620
Operating expenses	4,325,825	3,528,890	13,654,038	10,037,743
Total costs and expenses	26,995,066	23,329,368	87,856,042	70,649,875

Operating income	3,865,869	1,240,696	6,477,116	3,293,066

Gain on extinguishment of debt	-	-	1,931,825	-
Interest expense including amortization of debt issuance costs	(1,233,617)	(951,336)	(3,855,014)	(3,214,083)
Income before income taxes	2,632,252	289,360	4,553,927	78,983
Provision for income taxes	(936,229)	-	(1,914,473)	-
Net income	1,696,023	289,360	2,639,454	78,983

Deemed dividend from exchange offer of warrants	-	-	-	713,212
Dividends on Series 2 Convertible Preferred Shares	609,777	609,772	1,829,322	1,829,217
Net income/(loss) attributable to common and Series 1 Convertible Preferred shareholders	$1,086,246	$(320,412)	$810,132	$(2,463,446)

Basic and diluted income/(loss) per common share:
Basic	$0.05	$(0.02)	$0.04	$(0.12)
Diluted	$0.05	$(0.02)	$0.03	$(0.12)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,608,878	21,358,141	21,603,209	20,872,940
Diluted	23,577,179	21,358,141	23,682,265	20,872,940

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2021 and 2020

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	170,332	851,660	21,952	21,952,000	21,359,945	2,136	36,843,326	(48,495,076)	11,154,046
Provision for compensation expense related to stock options	-	-	-	-	-	-	380,263	-	380,263
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	212,923	-	212,923
Exercise of stock options into common stock	-	-	-	-	16,000	2	12,910	-	12,912
Net income	-	-	-	-	-	-	-	1,237	1,237
Balance, March 31, 2021	170,332	851,660	21,952	21,952,000	21,375,945	2,138	37,449,422	(48,493,839)	11,761,381
Provision for compensation expense related to stock options	-	-	-	-	-	-	249,222	-	249,222
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	191,926	-	191,926
Exercise of stock options into common stock	-	-	-	-	5,333	0	4,214	-	4,214
Net income	-	-	-	-	-	-	-	942,194	942,194
Balance, June 30, 2021	170,332	851,660	21,952	21,952,000	21,381,278	2,138	37,894,784	(47,551,645)	13,148,937
Provision for compensation expense related to stock options	-	-	-	-	-	-	265,407	-	265,407
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	117,958	-	117,958
Exercise of stock options into common stock	-	-	-	-	9,666	1	7,861	-	-
Net income	-	-	-	-	-	-	-	1,696,023	1,696,023
Balance, September 30, 2021	170,332	851,660	21,952	21,952,000	21,390,944	2,139	38,286,010	(45,855,622)	15,236,187

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	171,815	-	171,815
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	43,999	-	43,999
Exercise of warrants into common stock	-	-	-	-	105,000	10	131,240	-	131,250
Exchange offer of warrants	-	-	-	-	3,462,683	346	(346)	-	-
Net loss	-	-	-	-	-	-	-	(51,685)	(51,685)
Balance, March 31, 2020	171,191	$855,955	21,952	$21,952,000	21,351,643	$2,135	$35,660,429	$(48,103,495)	$10,367,024
Provision for compensation expense related to stock options	-	-	-	-	-	-	452,033	-	452,033
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	95,481	-	95,481
Exercise of stock options into common stock	-	-	-	-	3,333	1	2,633	-	2,634
Conversion of preferred stock to common stock	(859)	(4,295)	-	-	1,136	-	4,295
Net Income	-	-	-	-	-	-	-	(262,062)	(262,062)
Balance, June 30, 2020	170,332	851,660	21,952	21,952,000	21,356,112	2,136	36,214,871	(48,365,557)	10,655,110
Provision for compensation expense related to stock options	-	-	-	-	-	-	169,393	-	169,393
Issuance of warrants in connection with consulting agreeme	-	-	-	-	-	-	119,560	-	119,560
Exercise of stock options into common stock	-	-	-	-	3,333	-	2,633		2,633
Net Income	-	-	-	-	-	-	-	289,360	289,360
Balance, September 30, 2020	170,332	$851,660	21,952	$21,952,000	21,359,445	$2,136	36,506,457	(48,076,197)	11,236,056

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020

(unaudited)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,639,454	$78,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and impairment of lease merchandise	56,001,355	46,982,002
Other depreciation and amortization	2,032,811	1,655,407
Amortization of debt issuance costs	177,647	234,283
Compensation expense related to issuance of stock options and warrants	1,417,699	1,052,281
Provision for doubtful accounts	30,622,139	23,643,556
Interest in kind added to promissory notes balance	9,460	7,814
Deferred income tax	700,199	-
Gain on debt extinguishment	(1,931,825)	-
Changes in operating assets and liabilities:
Accounts receivable	(40,240,674)	(23,226,544)
Prepaid expenses and other	(248,203)	(120,482)
Lease merchandise	(46,511,869)	(46,577,002)
Security deposits	(8,338)	2,943
Lease Liabilities	(2,595)	-
Accounts payable	(4,563,434)	485,878
Accrued payroll and related taxes	277,774	62,108
Accrued expenses	788,228	273,903
Net cash provided by operating activities	1,159,828	4,555,130

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(3,459,424)	(2,099,654)
Net cash used in investing activities	(3,459,424)	(2,099,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	4,000,000	2,412,000
Repayment of loan payable under credit agreement	(6,575,000)	(7,023,250)
Debt issuance related costs	(529,608)	-
Proceeds from exercise of warrants	-	131,250
Proceeds from exercise of stock options	24,988	5,267
Proceeds from promissory notes, net of fees	-	1,914,100
Principal payment under finance lease obligation	(5,684)	(4,891)
Repayment of instalment loan	(8,406)	(8,405)
Net cash used in financing activities	(3,093,710)	(2,573,929)

DECREASE IN CASH	(5,393,306)	(118,453)

CASH, beginning of period	$8,541,232	$6,868,472

CASH, end of period	$3,147,926	$6,750,019

Supplemental cash flow information:
Interest paid	$3,702,949	$3,021,833
Deemed dividend from exchange offer of warrants	$-	$713,212
Conversion of preferred stock to common stock	$-	$4,295

The accompanying notes are an integral part of these consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the nine months ended September 30, 2021 and 2020

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. The allowance for doubtful accounts is based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts receivable	$44,902,037	$32,171,255
Allowance for doubtful accounts	(25,250,787)	(22,138,541)
Accounts receivable, net	$19,651,250	$10,032,714

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. As the customer ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $18,467,220 and $27,509,893 for the three and nine months ended September 30, 2021 respectively and $4,813,162 and $16,830,382 for the three and nine months ended September 30, 2020, respectively.

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Beginning balance	$22,138,541	$9,976,941
Provision	30,622,139	31,930,714
Accounts written off	(27,509,893)	(19,769,114)
Ending balance	$25,250,787	$22,138,541

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

The net leased merchandise balances consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Lease merchandise at cost	$76,187,372	$64,335,971
Accumulated depreciation	(38,655,591)	(19,162,357)
Impairment reserve	(4,198,927)	(2,351,274)
Lease merchandise, net	$33,332,854	$42,822,340

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Lease accounting

The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 Leases (Topic 842). Under Topic 842, lessees are required to recognize for all leases at the commencement date as lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Under the same Topic, lessors are also required to classify leases. All the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases. An operating lease results in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on the lessor’s balance sheet and continues to depreciate.

The breakout of lease revenues and fees, net of lessor bad debt expense, that ties the consolidated statements of operations is shown below:

	Nine Months ended
	September 30,
	2021	2020
Lease billings and accruals	$119,498,306	$93,632,889
Provision for doubtful accounts	(30,622,139)	(23,643,556)
Lease revenues and fees	$88,876,167	$69,989,333

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015, and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $41,794 and $171,918 for the three and nine months ended September 30, 2021, respectively, and $45,912 and $216,536 for the three and nine months ended September 30, 2020, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $1,273 and $5,729 for the three and nine months ended September 30, 2021 and $4,138 and $17,747 for the three and nine months ended September 30, 2020, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years. Intangible assets amortization expense was $769 and $2,307 for the three and nine months ended September 30, 2021, respectively, and $769 and $2,307 for the three and nine months ended September 30, 2020, respectively.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $900,031 and $2,015,746 for the three and nine months ended September 30, 2021, respectively, and $606,500 and $1,804,858 for the three and nine months ended September 30, 2020, respectively. Capitalized software amortization expense was $572,195 and $1,726,199 for the three and nine months ended September 30, 2021, respectively, and $544,475 and $1,550,459 for the three and nine months ended September 30, 2020.

Data Costs – The Company buys data from different vendors upon receipt of an application. The data costs directly used to make underwriting decision are expensed as incurred. Certain data costs that are probable to provide future economic benefit to the Company are capitalized as property and equipment and amortized on a straight-line basis over their estimate useful lives. The probability to provide future economic benefit of the data cost assets is estimated based upon future usage of the information on different areas and products of the Company. At the beginning of the third quarter of 2021, the Company made several changes remarked by the implementation of a more discipline process around data procurement and storage. Those improvements triggered a change in the estimate of the probability to provide future economic benefit of some data cost.

Capitalized data costs amounted to $461,380 for the three and nine months ended September 30, 2021. Capitalized data costs amortization expense was $24,406 for the three and nine months ended September 30, 2021.

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

In computing diluted income/(loss) per share for the nine months ended September 30, 2021 and the nine months ended September 30, 2020, no effect has been given to the issuance of common stock upon conversion or exercise of the Series 2 Convertible Preferred Stock as their effect is anti-dilutive.

The following table reflects a change in the conversion rates of the Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock due to anti-dilution adjustments as a result of FlexShopper’s induced conversion of warrants occurred in February 2020.

	Nine Months ended
	September 30,
	2021	2020
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,113,715	2,622,869
Common Stock Warrants	2,432,488	1,992,488
	11,734,032	10,803,186

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2021 and 2020:

	Nine Months ended
	September 30,
	2021	2020
Numerator
Net income	$2,639,454	78,983
Convertible Series 2 Preferred Share dividends	(1,829,322)	(1,829,217)
Net income/(loss) attributable to common and Series 1 Convertible Preferred Stock	810,132	(1,750,234)
Deemed dividend from exchange offer of warrants	-	(713,212)
Convertible Series 2 Preferred Share dividends attributable to Series 1 Convertible Preferred Stock	19,072	-
Net income attributable to Series 1 Convertible Preferred Stock	(27,518)	-
Net income/(loss) attributable to common shares - Numerator for basic and diluted EPS	$801,686	(2,463,446)
Denominator
Weighted average of common shares outstanding	21,377,978	20,872,940
Weighted average of common shares issuable upon conversion of outstanding Series 1 Convertible Preferred Stock	225,231	-
Denominator for basic EPS- weighted average shares	21,603,209	20,872,940
Effect of dilutive securities:
Common stock options	1,244,353	-
Common stock warrants	834,703	-
Denominator for diluted EPS – adjusted weighted average shares	23,682,265	20,872,940
Basic EPS	$0.04	(0.12)
Diluted EPS	$0.03	(0.12)

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2021 and 2020:

	Three Months ended
	September 30,
	2021	2020
Numerator
Net income	$1,696,023	289,360
Convertible Series 2 Preferred Share dividends	(609,777)	(609,772)
Net income/(loss) attributable to common and Series 1 Convertible Preferred Stock	1,086,246	(320,412)
Convertible Series 2 Preferred Share dividends attributable to Series 1 Convertible Preferred Stock	6,356	-
Net income attributable to Series 1 Convertible Preferred Stock	(17,678)	-
Net income/(loss) attributable to common shares - Numerator for basic and diluted EPS	$1,074,924	(320,412)
Denominator
Weighted average of common shares outstanding	21,383,647	21,358,141
Weighted average of common shares issuable upon conversion of outstanding Series 1 Convertible Preferred Stock	225,231	-
Denominator for basic EPS- weighted average shares	21,608,878	21,358,141
Effect of dilutive securities:
Common stock options	1,112,537	-
Common stock warrants	855,764	-
Denominator for diluted EPS – adjusted weighted average shares	23,577,179	21,358,141
Basic EPS	$0.05	(0.02)
Diluted EPS	$0.05	(0.02)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2021, and 2020, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

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

The rental expense for the nine months ended September 30, 2021 and 2020 was approximately $492,000 and $519,000 respectively. At September 30, 2021, the future minimum annual lease payments are approximately as follows:

2021	$103,000
2022	417,000
2023	427,000
2024	435,000
2025	443,000
Thereafter	1,230,000
$3,055,000

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets beginning January 1, 2019.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets
Operating Lease Asset	Property and Equipment, net	$1,566,055	$1,673,432
Finance Lease Asset	Property and Equipment, net	20,890	27,106
Total Lease Assets		$1,586,945	$1,700,538

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$155,766	$153,019
Finance Lease Liability - current portion	Current Lease Liabilities	8,508	7,707
Operating Lease Liability - net of current portion	Long Term Lease Liabilities	1,806,562	1,925,498
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	15,373	21,857
Total Lease Liabilities		$1,986,209	$2,108,081

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	7
Finance Leases	13.32%	3

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $97,063 and $110,021 for the three months ended September 30, 2021 and 2020, respectively and $303,871 and $329,094 for the nine months ended September 30, 2021 and 2020, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months ended
	September 30,
	2021	2020
Cash payments for operating leases	$300,415	$116,860
Cash payments for finance leases	8,388	8,253
New finance lease asset obtained in exchange for lease liabilities	-	4,033

Below is a summary of undiscounted operating lease liabilities as of September 30, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2021	$100,357
2022	405,443
2023	417,606
2024	430,134
2025	443,038
2026 and thereafter	1,229,925
Total undiscounted cash flows	3,026,503
Less: interest	(1,064,175)
Present value of lease liabilities	$1,962,328

Below is a summary of undiscounted finance lease liabilities as of September 30, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2021	$2,796
2022	11,184
2023	9,699
2024	4,782
Total undiscounted cash flows	28,461
Less: interest	(4,580)
Present value of lease liabilities	$23,881

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2021	December 31, 2020
Furniture, fixtures and vehicle	2-5 years	$391,669	$303,285
Website, internal use software and data cost	3 years	14,966,567	12,489,441
Computers and software	3-7 years	2,015,828	1,121,914
		17,374,064	13,914,640
Less: accumulated depreciation and amortization		(11,733,986)	(9,703,482)
		5,640,078	4,211,158
Right of use assets, net		1,586,945	1,700,538
		$7,227,023	$5,911,696

Depreciation and amortization expense were $707,993 and $592,498 for the three months ended September 30, 2021 and 2020, respectively and 2,030,504 and $1,653,099 for the nine months ended September 30, 2021 and 2020, respectively.

6. PROMISSORY NOTES-RELATED PARTIES

January 2018 Notes - In January 2018, FlexShopper, LLC entered into letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS. The principal amount of the January 2018 Note is $1,750,000 as of September 30, 2021. Payments of principal and accrued interest are due and payable by FlexShopper, LLC upon 30 days’ prior written notice from the applicable noteholder and the Company can prepay principal and interest at any time without penalty. However, repayment is not permitted without the consent of the Credit Agreement lender. The Notes bear interest at a rate equal to five (5%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement entered into on March 6, 2015 computed on the basis of a 360-day year, which equaled 16.25% at September 30, 2021.

NRNS amended and restated the Note such that the maturity date of the revised Note was extended to April 1, 2022. As of September 30, 2021, $1,770,338 of principal and accrued and unpaid interest was outstanding on NRNS’s Note.

January 2019 Note - On January 25, 2019, FlexShopper, LLC entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. The Company paid a commitment fee of 2% to the lender totaling $20,000. Payment of the principal amount and accrued interest under the January 2019 Note was due and payable by FlexShopper, LLC on April 30, 2020 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.25% at September 30, 2021. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, FlexShopper, LLC and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the January Note was set at April 1, 2022. No other changes were made to such Note. As of September 30, 2021, $1,011,615 of principal and accrued and unpaid interest was outstanding on the January Note.

February 2019 Note - On February 19, 2019, FlexShopper, LLC entered into a letter agreement with NRNS, the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which FlexShopper, LLC issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. The Company paid a commitment fee of 2% to the lender totaling $40,000. Payment of principal and accrued interest under the February Note was due and payable by FlexShopper, LLC on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to five percent (5.00%) per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement, which equaled 16.25% at September 30, 2021. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, FlexShopper, LLC may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by essentially all of FlexShopper, LLC’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS and February Note such that the maturity date was set at April 1, 2022. No other changes were made to such Note. As of September 30, 2021, $2,023,243 of principal and accrued and unpaid interest was outstanding on the February Note.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2021	$-	$55,196
2022	$4,750,000	$-

Interest expense recognized under these notes amounted to $173,540 and $186,882 for the three months ended September 30, 2021 and 2020, respectively and $521,242 and $593,738 for the nine months ended September 30, 2021 and 2020, respectively.

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At September 30, 2021, amounts borrowed bear interest at 11.25%.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at September 30, 2021, follows:

	September 30, 2021
	Required Covenant	Actual Position
Equity Book Value not less than	$8,000,000	15,236,187
Liquidity greater than	1,500,000	3,147,926
Cash greater than	500,000	3,147,926
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	2.56

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

As of September 30, 2021, the Company had $165,417 available under the Credit Agreement. Credit availability is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. As the Company continues to originate lease agreements, new leases will be eligible for the borrowing base and this will open more availability under the Credit Agreement.

Interest expense incurred under the Credit Agreement amounted to $1,015,930 and $3,147,479 for the three and the nine months ended September 30, 2021, respectively, and $708,086 and $2,373,525 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the outstanding balance under the Credit Agreement was $34,625,000. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $419,307. Interest is payable monthly on the outstanding balance of the amounts borrowed.

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

As of September 30, 2021, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of September 30, 2021, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of September 30, 2021 totaled approximately $12,661,394. As of September 30, 2021, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock entitles the holder to one vote at all stockholder meetings. The common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

Warrants

In September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share (the “Public Warrants”). The warrants were immediately exercisable and expire five years from the date of issuance. The warrants were listed on the Nasdaq Capital Market under the symbol “FPAYW”. (See Note 11.)

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

During the nine months ended September 30, 2021, the Company recorded an expense of $522,808 based on a weighted average grant date fair value of $1.63 per warrant.

	Warrants	Expense	Grant date fair value
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 29, 2021	40,000	76,318	1.91
March 31, 2021	40,000	63,010	1.58
April 30, 2021	40,000	60,542	1.51
May 31, 2021	40,000	63,156	1.58
June 30, 2021	40,000	68,228	1.71
July 31, 2021	40,000	55,658	1.39
August 31, 2021	40,000	62,301	1.56
	320,000	522,808	1.63

The following table summarizes information about outstanding stock warrants as of September 30, 2021, all of which are exercisable:

	Common	Series 2 Preferred	Weighted Average
Exercise	Stock Warrants	Stock Warrants	Remaining
Price	Outstanding	Outstanding	Contractual Life

$1.25	1,215,184		2 years
$1.34	40,000		2 years
$1.40	40,000		2 years
$1.54	40,000		2 years
$1.62	40,000		2 years
$1.68	40,000		3 years
$1.69	40,000		2 years
$1.74	40,000		2 years
$1.76	40,000		2 years
$1.91	40,000		2 years
$1.95	40,000		3 years
$2.00	40,000		2 years
$2.01	40,000		2 years
$2.08	40,000		3 years
$2.45	40,000		2 years
$2.53	40,000		2 years
$2.57	40,000		3 years
$2.70	40,000		4 years
$2.78	40,000		2 years
$2.79	40,000		4 years
$2.89	40,000		3 years
$2.93	40,000		2 years
$2.97	40,000		4 years
$3.09	40,000		4 years
$3.17	40,000		4 years
$3.19	40,000		4 years
$3.27	40,000		4 years
$5.50	177,304		0 years
$1,250		439 *	2 years
	2,432,488	439

(*)	At September 30, 2021, these warrants were convertible into 116,903 shares of common stock

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

Activity in stock options for the nine months ended September 30, 2021 and September 30, 2020 is as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	2,595,700	1.92		2,491,026
Granted	592,348	2.52
Exercise	(30,999)	0.81		68,278
Forfeited	(43,334)	2.13		53,952
Outstanding at September 30, 2021	3,113,715	2.04	6.94	3,855,698
Vested and exercisable at September 30, 2021	2,127,537	2.03	7.02	2,850,630

Outstanding at January 1, 2020	2,004,318	$1.72		$2,542,361
Granted	691,046	2.52
Forfeited	(65,829)	0.91		20,048
Expired	(6,666)	0.79		6,032
Outstanding at September 30, 2020	2,622,869	$1.95	7.73	$1,209,562
Vested and exercisable at September 30, 2020	1,676,871	$1.97	8.04	$1,000,844

The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2021 and September 30, 2020 was $1.77 and $1.50 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following assumptions:

	Nine Months ended
	September 30,
	2021	2020
Exercise price	$2.38 to 3.09	$1.74 to 2.89
Expected life	5 years	5 years
Expected volatility	92%	73%
Dividend yield	0%	0%
Risk-free interest rate	0.31% to 0.98%	0.28% to 1.72%

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

The value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded for options in the consolidated statements of operations was $265,407 and $894,892 for the three and nine months ended September 30, 2021, respectively, and $169,393 and $793,241 for the three and nine months ended September 30, 2020, respectively. Unrecognized compensation cost related to non-vested options at September 30, 2021 amounted to approximately $995,335 which is expected to be recognized over a weighted average period of 2.66 years.

10. INCOME TAXES

Effective income tax rates for interim periods are based on our estimate of the applicable annual income tax rate. The Company’s effective income tax rate varies based upon the estimate of our annual taxable earnings and the allocation of those taxable earnings across the various states in which we operate. Changes in the annual allocation of the Company’s activity among these jurisdictions results in changes to the effective tax rate utilized to measure the Company’s income tax provision and deferred tax assets and liabilities

The Company’s effective income tax rate for the three and nine months ended September 30, 2021 was approximately 36% and 42%, respectively. This was different than the expected federal income tax rate of 21% primarily due to the impact of the valuation allowance provided against our deferred tax assets. Non-taxable income from the forgiveness of PPP loans, non-deductible equity compensation, and state income taxes also impacted the effective tax rate.

Management believes that certain federal and state deferred tax assets as of September 30, 2021 do not satisfy the realization criteria and has recorded a valuation allowance to reduce the carrying value of the Company’s deferred tax assets to the extent that realization is not more likely than not. Deferred tax liabilities are recorded to the extent that reversing taxable temporary differences cannot be offset with existing deferred tax assets. Utilization of the Company’s NOL carryforwards may be subject to annual limitations under Internal Revenue Code Section 382.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Accounts receivable	$44,902,037	$32,171,255
Allowance for doubtful accounts	(25,250,787)	(22,138,541)
Accounts receivable, net	$19,651,250	$10,032,714

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. As the customer account ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $18,467,220 and $27,509,893 for the three and nine months ended September 30, 2021 respectively and $4,813,162 and $16,830,382 for the three and nine months ended September 30, 2020, respectively.

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

The net leased merchandise balances consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Lease merchandise at cost	$76,187,372	$64,335,971
Accumulated depreciation	(38,655,591)	(19,162,357)
Impairment reserve	(4,198,927)	(2,351,274)
Lease merchandise, net	$33,332,854	$42,822,340

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

Key performance metrics for the three months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,
	2021	2020	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$40,952,142	31,470,706	9,481,436	30.1
Lease merchandise sold	1,726,226	1,178,716	547,510	46.4
Gross billings	42,678,368	32,649,422	10,028,946	30.7
Provision for doubtful accounts	(11,817,433)	(8,079,358)	(3,738,075)	46.3
Net revenues	30,860,935	24,570,064	6,290,871	25.6
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(16,936,374)	(14,886,798)	(2,049,576)	13.8
Cost of merchandise sold	(1,235,601)	(763,728)	(471,873)	61.8
Gross profit	$12,688,960	$8,919,538	$3,769,422	42.3
Gross profit margin	41%	36%

	Three months ended September 30,
	2021	2020	$ Change	% Change
Adjusted EBITDA:
Net income	$1,696,023	$289,360	$1,406,663	486.1
Provision for incomes taxes	936,229	-	936,229
Amortization of debt costs	43,067	50,050	(6,983)	(14.0)
Other amortization and depreciation	684,356	593,267	91,089	15.4
Interest expense	1,190,550	901,286	289,264	32.1
Stock compensation	265,407	169,393	96,014	56.7
Product/infrastructure expenses	-	97,390	(97,390)
Adjusted EBITDA	$4,815,632	$2,100,746	$2,714,886	129.2

Key performance metrics for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$119,498,306	$93,632,889	25,865,417	27.6
Lease merchandise sold	5,456,991	3,953,608	1,503,383	38.0
Gross billings	124,955,297	97,586,497	27,368,800	28.0
Provision for doubtful accounts	(30,622,139)	(23,643,556)	(6,978,583)	29.5
Net revenues	94,333,158	73,942,941	20,390,217	27.6
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(56,001,355)	(46,982,002)	(9,019,353)	19.2
Cost of merchandise sold	(4,300,224)	(2,685,599)	(1,614,625)	60.1
Gross profit	$34,031,579	$24,275,340	9,756,239	40.2
Gross profit margin	36%	33%

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Adjusted EBITDA:
Net income	$2,639,454	$78,983	$2,560,471	3,241.8
Provision for income taxes	1,914,473	-	1,914,473
Amortization of debt costs	177,647	234,283	(56,636)	(24.2)
Other amortization and depreciation	2,008,405	1,655,406	352,999	21.3
Interest expense	3,677,367	2,979,800	697,567	23.4
Stock compensation	894,892	793,241	101,651	12.8
Product/infrastructure expenses	10,000	281,830	(271,830)	(96.5)
Warrants compensation – consulting agreement	-	139,480	(139,480)
Gain on debt extinguishment	(1,931,825)	-	(1,931,825)
Adjusted EBITDA	$9,390,413	$6,163,023	$3,227,390	52.4

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table details operating results for the three months ended September 30, 2021 and 2020:

	2021	2020	$ Change	% Change

Gross lease billings and fees	$40,952,142	$31,470,706	$9,481,436	30.1
Provision for doubtful accounts	$(11,817,433)	$(8,079,358)	$(3,738,075)	46.3
Net lease billing and fees	$29,134,709	$23,391,348	$5,743,361	24.6
Lease merchandise sold	1,726,226	1,178,716	547,510	46.4
Total revenues	30,860,935	24,570,064	6,290,871	25.6
Cost of lease revenue and merchandise sold	(18,171,975)	(15,650,526)	(2,521,449)	16.1
Marketing	(1,824,402)	(1,650,717)	(173,685)	10.5
Salaries and benefits	(2,672,864)	(2,499,235)	(173,629)	6.9
Other operating expenses	(4,325,825)	(3,528,890)	(796,935)	22.6
Operating income	3,865,869	1,240,696	2,625,173	211.6
Interest expense	(1,233,617)	(951,336)	(282,281)	29.7
Provision for income taxes	(936,229)	-	(936,229)
Net income	$1,696,023	289,360	$1,406,663	486.1

FlexShopper originated 30,407 gross leases less same day modifications and cancellations with an average origination value of $522 for the three months ended September 30, 2021 compared to 47,317 gross leases less same day modifications and cancellations with an average origination value of $480 for the comparable period last year. Total lease revenues for the three months ended September 30, 2021 were $29,134,709 compared to $23,391,348 for the three months ended September 30, 2020, representing an increase of $5,743,361 or 24.6%. Government stimulus programs had an impact on our customers. As a result of enhanced income, the demand for financing products was reduced. However, continued growth in repeat customers as a percentage of total leases originated, coupled with a higher average origination lease value and the growth in the overall size of the current lease portfolio is primary responsible for the increase in lease revenues.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2021 was $18,171,975 compared to $15,650,526 for the three months ended September 30, 2020, representing an increase of $2,521,449 or 16.1%. Cost of lease revenue and merchandise sold for the three months ended September 30, 2021 is comprised of depreciation expense and impairment of lease merchandise of $16,936,374 and the net book value of merchandise sold of $1,235,601. Cost of lease revenue and merchandise sold for the three months ended September 30, 2020 is comprised of depreciation expense and impairment on lease merchandise of $14,886,798 and the net book value of merchandise sold of $763,728. As the Company’s lease portfolio and revenues increase, the depreciation and related costs associated with the larger portfolio also increase. Asset level performance within the portfolio, as well as, the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the three months ended September 30, 2021 were $1,824,402 compared to $1,650,717 in the three months ended September 30, 2020, an increase of $173,685, or 10.5%. The Company’s marketing expenditures are primarily related to increasing new lease consumers to order to grow the lease portfolio. The primary source of new consumers is through digital marketing channels directing potential consumers to FlexShopper.com. The focus on digital marketing allows the Company to have enhanced reporting on the effectiveness of marketing spending to ensure that it is acquiring customers at its targeted acquisition cost. A smaller portion of marketing expense is related to commissions related to retail partnerships as well as remarketing efforts to drive repeat consumer activity.

Salaries and benefits in the three months ended September 30, 2021 were $2,672,864 compared to $2,499,235 in the three months ended September 30, 2020, an increase of $173,629 or 6.9%. Generally, the salary and benefits expense should directionally move with the change in lease originations and the overall size of the lease portfolio albeit at a slower rate. During the second quarter of 2021, there were some management positions filled in operational roles to increase efficiencies in the call center and other operational departments. The company also expanded its sales team to support the growth with the retail partners.

Other operating expenses for the three months ended September 30, 2021 and 2020 included the following:

	2021	2020
Amortization and depreciation	$708,762	$593,267
Computer and internet expenses	938,862	465,561
Legal and professional fees	828,789	433,113
Merchant bank fees	737,254	464,295
Customer verification expenses	165,297	826,351
Stock compensation expense	265,407	169,393
Insurance expense	177,511	111,219
Office and telephone expense	242,733	113,789
Rent expense	167,804	166,372
Other	93,406	185,530
Total	$4,325,825	$3,528,890

Computer and internet expenses in the three months ended September 30, 2021 were $938,862 compared to $465,561 in the three months ended September 30, 2020, representing an increase of $473,301 or 101.7%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back end billing and collection systems. As we continue to expand our business, the back-office systems will need to scale also but at a much lower rate. In this quarter, there were some additional costs related to the continued optimization of new operational processes.

Legal and professional fees expenses in the three months ended September 30, 2021 were $828,789 compared to $433,113 in the three months ended September 30, 2020, representing an increase of $395,676 or 91.4%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics. In addition, the expense recorded for warrants granted as part of the consulting agreement with XLR8 Capital Partner increased in the three months period ended September 30, 2021 as the weighted average valuation per warrant was $1.47 in the three months ended September 30, 2021 compared to $0.99 per warrant for the same period in 2020.

Merchant bank fees expenses in the three months ended September 30, 2021 were $737,254 compared to $464,295 in the three months ended September 30, 2020, representing an increase of $272,959 or 58.8%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore an increase in revenue is the main driver for the increase in merchant bank fees.

Customer verification expenses in the three months ended September 30, 2021 were $165,297 compared to $826,351 in the three months ended September 30, 2020, representing a decrease of $661,054 or 80%. Customer verification expense is primarily the cost of data directly used for underwriting new lease applicants. As a result of a change in the estimate made during the current quarter regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable of providing futureeconomic benefit, the Company capitalized $461,380 of data costs in the three months period ended September 30, 2021. Also, the reduction in the volume of leases for this quarter contributed to the decrease of customer verification expenses. The underwriting and data science team continues to optimize the costs related to underwriting lease applications.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table details operating results for the nine months ended September 30, 2021 and 2020:

	2021	2020	$ Change	% Change

Gross lease billings and fees	$119,498,306	$93,632,889	$25,865,417	27.6
Provision for doubtful accounts	$(30,622,139)	$(23,643,556)	$(6,978,583)	29.5
Net lease billing and fees	$88,876,167	$69,989,333	$18,886,834	27.0
Lease merchandise sold	5,456,991	3,953,608	1,503,383	38.0
Total revenues	94,333,158	73,942,941	20,390,217	27.6
Cost of lease revenue and merchandise sold	(60,301,579)	(49,667,601)	(10,633,978)	21.4
Marketing	(5,571,237)	(3,619,911)	(1,951,326)	53.9
Salaries and benefits	(8,329,188)	(7,324,620)	(1,004,568)	13.7
Other operating expenses	(13,654,038)	(10,037,743)	(3,616,295)	36.0
Operating income	6,477,116	3,293,066	3,184,050	96.7
Gain on extinguishment of debt	1,931,825	-	1,931,825
Interest expense	(3,855,014)	(3,214,083)	(640,931)	19.9
Provision for incomes taxes	(1,914,473)	-	(1,914,473)
Net income	$2,639,454	$78,983	$2,560,471	3,241.8

FlexShopper originated 108,146 gross leases less same day modifications and cancellations with an average origination value of $523 for the nine months ended September 30, 2021 compared to 117,294 gross leases less same day modifications and cancellations with an average origination value of $470 for the comparable period last year. Total lease revenues for the nine months ended September 30, 2021 were $88,876,167 compared to $69,989,333 for the nine months ended September 30, 2020, representing an increase of $18,886,834 or 27.0%. Government stimulus programs had an impact on our customers. As a result of enhanced income, the demand for financing products was reduced. However, continue growth in repeat customers as a percentage of total leases originated, coupled with a higher average origination lease value and the growth in the overall size of the current lease portfolio is primary responsible for the increase in lease revenues.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2021 was $60,301,579 compared to $49,667,601 for the nine months ended September 30, 2020, representing an increase of $10,633,978 or 21.4%. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2021 is comprised of depreciation expense and impairment of lease merchandise of $56,001,355 and the net book value of merchandise sold of $4,300,224. Cost of lease revenue and merchandise sold for the nine months ended September 30, 2020 is comprised of depreciation expense and impairment of lease merchandise of $46,982,002 and the net book value of merchandise sold of $2,685,599. As the Company’s lease portfolio and revenues increase, the depreciation and related costs associated with the larger portfolio also increase. Asset level performance within the portfolio, as well as, the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the nine months ended September 30, 2021 were $5,571,237 compared to $3,619,911 in the nine months ended September 30, 2020, an increase of $1,951,326 or 53.9%. The Company marketing expenditures are primarily related to increasing new lease consumers to order to grow the lease portfolio. The primary source of new consumers is through digital marketing channels directing potential consumers to FlexShopper.com. The focus on digital marketing allows the Company to have enhanced reporting on the efficiency of marketing spending to ensure that it is acquiring customers at its targeted acquisition cost. A smaller portion of marketing expense is related to commissions related to retail partnerships as well as remarketing efforts to drive repeat consumer activity.

Salaries and benefits in the nine months ended September 30, 2021 were $8,329,188 compared to $7,324,620 in the nine months ended September 30, 2020, an increase of $1,004,568 or 13.7%. Generally, the salary and benefits expense should directionally move with the change in lease originations and the overall size of the lease portfolio albeit at a slower rate. During the second quarter of 2021, there were some management positions filled in operational roles to increase efficiencies in the call center and other operational departments. The company also expanded its sales team to support the growth with the retail partners.

Other operating expenses for the nine months ended September 30,2021 and 2020 included the following:

	2021	2020
Amortization and depreciation	$2,032,811	$1,655,406
Computer and internet expenses	2,369,048	1,313,134
Legal and professional fees	2,227,119	1,463,191
Merchant bank fees	2,022,171	1,407,008
Customer verification expenses	1,833,678	1,744,862
Stock compensation expense	894,892	793,241
Insurance expense	434,914	330,196
Office and telephone expense	657,767	276,248
Rent expense	491,911	519,400
Other	689,727	535,057
Total	$13,654,038	$10,037,743

Amortization and depreciation expenses in the nine months ended September 30, 2021 were $2,032,811 compared to $1,655,406 in the nine months ended September 30, 2020, represent and increase of $377,405 or 22.8%. The increase is related to the purchases of computer hardware, software and licenses to grow the business and improve operational processes.

Computer and internet expenses in the nine months ended September 30, 2021 were $2,369,048 compared to $1,313,134 in the nine months ended September 30, 2020, representing an increase of $1,055,914 or 80.4%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back end billing and collection systems. As the lease portfolio grows, the back-office systems will need to scale also but at a much lower rate. In 2021, there were some additional costs related to the continued optimization of new operational processes.

Legal and professional fees expenses in the nine months ended September 30, 2021 were $2,227,119 compared to $1,463,191 in the nine months ended September 30, 2020, representing an increase of $763,928 or 52.2%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics. Also, the expense recorded for warrants granted as part of the consulting agreement with XLR8 Capital Partner increased in the nine month period ended September 30, 2021 as the weighted average valuation per warrant was $1.63 in the nine months ended September 30, 2021 compared to $0.72 per warrant for the same period in 2020.

Merchant bank fees expenses in the nine months ended September 30, 2021 were $2,022,171 compared to $1,407,008 in the nine months ended September 30, 2020, representing an increase of $615,163 or 43.7%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore an increase in revenue is the main driver for the increase in merchant bank fees.

Customer verification expenses in the nine months ended September 30, 2021 were $1,833,678 compared to $1,744,862 in the nine months ended September 30, 2020, representing an increase of 88,816 or 5.1%. Customer verification expense is primarily the cost of data directly used for underwriting new lease applicants. The number of new lease applicants is directly correlated with changes in marketing expense. The underwriting and data science team continues to optimize the costs related to underwriting lease applications. As a result of a change in the estimate made during the current quarter regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable of providing future economic benefit, the Company capitalized $461,380 of data costs in the three months period ended September 30, 2021. The capitalization made of a portion of data cost incurred,moderated the increase in customer verification expense.

Office and telephones expenses in the nine months ended September 30, 2021 were $657,767 compared to $276,248 in the nine months ended September 30, 2020, representing an increase of $381,519 or 138.1%. The improvements to operations includes a revamping of our telephone system which produce a higher volume of calls and more efficiencies in handling inbound and outbound calls.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $3,147,926 compared to $6,750,019 at the same date in 2020. As of December 31, 2020, the Company had cash of $8,541,232. The decrease in cash from December 31, 2020, was primarily due to the repayments on the Credit Agreement and lease merchandise acquired.

As of September 30, 2021, the Company had accounts receivable of $44,902,037 offset by an allowance for doubtful accounts of $25,250,787, resulting in net accounts receivable of $19,651,250. Accounts receivable are principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

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

As of September 30, 2021, the Company had $165,417 available under the Credit Agreement.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “January Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the January Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the January Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the January Note are subordinated to obligations under the Credit Agreement. The January Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the January Note. Obligations under the January Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the January Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the January Note was extended to April 1, 2022. No other changes were made to such Note. As of September 30, 2021, $1,011,615 of principal and accrued and unpaid interest was outstanding on the January Note.

On February 19, 2019, the Borrower entered into a letter agreement with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued a subordinated promissory note to NRNS (the “February Note”) in the principal amount of $2,000,000. Payment of principal and accrued interest under the February Note is due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the February Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the February Note are subordinated to obligations under the Credit Agreement. The February Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the February Note. Obligations under the February Note are secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS and February Note such that the maturity date was extended to April 1, 2022. No other changes were made to such Note. As of September 30, 2021, $2,023,243 of principal and accrued and unpaid interest was outstanding on the February Note.

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

The Loan was evidenced by a promissory note (the “Note”), dated April 30, 2020, issued by the Borrower to the PPP Lender. The Note matured on April 30, 2022 and bore interest at the rate of 1.00% per annum, payable monthly commencing the later of on November 30, 2020 or the SBA review of the forgiveness application. The Note might be prepaid by the Borrower at any time prior to maturity with no prepayment penalty. Proceeds from the Loan were available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire sum of the principal amount and accrued interest might be forgiven to the extent the Loan proceeds were used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP.

On June 21, 2021, we were notified that effective April 7, 2021, the U.S. Small Business Administration confirmed the waiver of FlexShopper’s repayment of a $1,914,000 Paycheck Protection Program promissory note issued to the Company on May 4, 2020.

As a result of the PPP promissory note forgiveness, the Company recognized a gain from the extinguishment of the loan, including accrued interest, of $1,931,825.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,159,828 for the nine months ended September 30, 2021 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by purchases of leased merchandise, the change in accounts receivable and accounts payable and the gain on the extinguishment of debt

Net cash provided by operating activities was $4,555,130 for the nine months ended September 30, 2020 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $3,459,424 comprised of $982,298 for the purchase of property and equipment and $2,477,126 for capitalized software and data costs.

For the nine months ended September 30, 2020, net cash used in investing activities was $2,099,654 comprised of $294,796 for the purchase of property and equipment and $1,804,858 for capitalized software costs.

Cash Flows from Financing Activities

Net cash used in financing activities was $3,093,710 for the nine months ended September 30, 2021 due to loan repayments on the Credit Agreement of $6,575,000 partially offset by $4,000,000 of funds drawn on the Credit Agreement.

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

Management believes that liquidity needs for servicing of obligations as they come due in the normal course of business as well as for future growth through a period of at least 12 months from the date of issuance of this 10-Q can be met by cash flow from operations generated by the existing portfolio and/or additional borrowings against the Credit Agreement (see Note 7).

Financial Impact of COVID-19 Pandemic

The COVID-19 Pandemic and the related stimulus programs had an impact on the Company. The immediate impact early in the second quarter of 2020 was a transition to a significant percentage of the Company’s employees working remotely. Fortunately, our South Florida location requires a thorough Hurricane Impact plan enabling all our employees to work remotely, if necessary. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. Throughout the pandemic, FlexShopper rotated select groups of employees into the office in order to adjust to the other business impacts on the business. As of the end of September 2021, approximately 30% of our employees are working remotely.

The other impacts of the business can be broken into three categories. The first is the decrease in the availability of our lease financing product. Pre-COVID-19, approximately 40% of new customers were obtained through brick and mortar or B2B retailers. The pandemic-related closing and limited operations of retailers, as well as shelter in place orders, limited our new customers from this channel substantially over the second quarter and third quarter of 2020. Through the first half of the second quarter of 2021 there was diminished demand from our B2B retailers resulting from pandemic related issues. Moreover, since the crisis began, a number of our brick and mortar rollouts and pilots have been delayed or put on hold as our retailer partners attempt to return to a more stable operational environment.

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

As of the end of September 2021, we still are experiencing the impact of the continued stimulus in our consumers’ behavior. Payment patterns are still skewing to a greater number of early payoffs versus pre-pandemic levels and reduced demand is evident in our digital marketing channels through the conversion rate of new applicants. However, the enhanced payment performance, versus our expected performance, is beginning to wane which would seem to be a potential initial indicator of a return to the Pre-COVID-19 environment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of September 30, 2021, the Company had issued warrants exercisable for 1,200,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. Of these warrants, warrants for 80,000 shares of common stock were issued during the quarter ended September 30, 2021. The 1,200,000 warrants are exercisable immediately at a weighted average exercise price of $2.17 per share and an exercise price range from $1.25 to $3.27 and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

The following table details the warrants granted for the three months ended September 30, 2021:

Grant Date	Warrants Granted
July 31, 2021	40,000
August 31, 2021	40,000
80,000

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

FLEXSHOPPER, INC.

Date: November 15, 2021	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)