Form 10-K
period 2021-12-31
FlexShopper, Inc.
filed 2022-03-30
CIK 1397047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $40,177,000 (based on the price at which the Registrant’s common stock was last sold on June 30, 2021 of $2.97 per share).

The number of shares outstanding of the Registrant’s common stock, as of March 30, 2022, was 21,575,112.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2022 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

i

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and net losses attributable to common and series 1 convertible preferred shareholder;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information; and

●	the business and financial impact of the COVID-19 pandemic; and

●	the other risks and uncertainties described in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

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

ii

PART I

Item 1. Business.

Company Overview

We are a financial technology company that enables consumers utilizing our e-commerce marketplace to shop for brand name electronics, home furnishings and other durable goods on a lease-to-own (LTO) basis. We effect these transactions by first approving consumers through our proprietary, risk analytics-powered underwriting model. After receiving a signed consumer lease, we then fund the leased item by purchasing the item from our merchant partner and leasing it to our customer. We then collect payments from consumers under the consumer lease. We hold several registered patents and patent applications on aspects of our LTO system. For the year ended December 31, 2021, we generated approximately $118 million in net lease revenues and fees and realized approximately $3 million in net income.

We believe that our LTO programs, which are designed to improve the quality of life of our customers by providing them the ability to obtain ownership of high-quality durable products under an affordable payment arrangement, support broad untapped expansion opportunities for us within the U.S. consumer retail and e-commerce marketplaces. Central to our business model is our LTO Engine, the proprietary technology that we developed and use to automate the online process for consumers to receive payment terms and spending limits and to enter into leases for durable goods, all within minutes. The LTO Engine allows us to operate through three strategic sales channels: (i) selling directly to consumers via our online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (ii) utilizing our LTO payment method at check-out on our merchant partners’ e-commerce sites and (iii) facilitating LTO transactions with retailers in their physical locations both through their in-store terminals and FlexShopper applications accessed via the Internet. In 2021, we began a test to market an unsecured, consumer loan product for our bank partner that would augment our LTO solution in retailer sales channels. In 2022, based upon the success of this testing, we expect the marketing of our bank partner’s loans to become a strategic solution that we offer to many of our current customers and through our retailer partners.

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

Key Trends Driving the Industry

Non-prime consumers represent the largest segment of the credit market. According to Experian research published on June 7, 2021, 30% of Americans are categorized as sub-prime consumers. This segment of consumers represents a significant and underserved market.

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

Our Growth and Expansion Strategy

Like many industries, the internet and other technology is transforming the LTO industry. FlexShopper has positioned itself to take advantage of this transformation by focusing on the expansion of the LTO industry online and into mainstream retail and e-tail. Through its strategic sales channels, FlexShopper believes it can expand the LTO industry, also known as the rent-to-own or RTO industry. FlexShopper has developed and is currently processing LTO transactions using its “LTO Engine,” FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods all within minutes. The LTO Engine is the basis for FlexShopper’s primary sales channels, which include B2C and B2B channels, illustrated in the diagram below:

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

Continue to optimize marketing across all channels. Since we began marketing our services to consumers in 2014, we have made significant progress in targeting our customers and lowering our customer acquisition costs. Our efforts have been across different media including direct response television and digital channels such as social media, email and search engines.

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

Providing LTO consumers an “endless aisle” of products for lease-to-own. As illustrated by our B2C channels in the diagram above, we offer consumers three ways to acquire products on an LTO basis. At FlexShopper.com, our customers can choose from more than 150,000 of the latest products shipped by certain of the nation’s largest retailers. If customers want products that are not available on our marketplace, they may use our “personal shopper” service and simply complete a form with a link to the webpage of the desired durable good. We will then facilitate their purchase by providing an LTO arrangement. We also offer consumers the ability to acquire durable goods with our FlexShopper Wallet smartphone application available on Apple and Android devices. With FlexShopper Wallet, consumers may apply for a spending limit and take a picture of a qualifying item in any major retail store and we will fill the order for them. With our B2C channels, we believe we are providing LTO consumers with a superior LTO experience and fulfilling our mission to help improve their quality of life by shopping for what they want and where they want.

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

Information Systems

We use computer-based management information systems to facilitate our entire business model, including underwriting, processing transactions through our sales channels, managing collections and monitoring leased inventory. In addition, we have a customer service and call center to facilitate inbound and outbound calls. Through the use of our proprietary software developed in-house, each of our retail partners uses our online merchant portal that automates the process of consumers receiving spending limits and entering into leases for durable goods allwithin minutes. The management information system generates reports that enable us to meet our financial reporting requirements.

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

As of December 31, 2021, we had 137 full-time employees, including 80 individuals in our corporate office and 57 individuals in operations center. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We foster an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business. We consider our relations with our employees to be very good.

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

Risks Related to Our Business, Operations and Technology

Our business liquidity and capital resources are dependent upon our Credit Agreement with an institutional lender and our compliance with the terms of that agreement. FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE2014-1, LLC (the “Lender”). Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $57,500,000 from the Lender, based on the Borrower’s cash on hand and Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement). The Commitment Termination Date of the Credit Agreement is April 1, 2024. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at LIBOR plus 11% per annum. As of March 30, 2022, there was $965,995 in additional availability under the Credit Agreement and the outstanding balance under the Credit Agreement was $56,500,000.

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

Our customers can return merchandise without penalty. When our customers acquire merchandise through the FlexShopper LTO program, we purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totalled less than 3% of leased merchandise for the year ended December 31, 2021.

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

We have substantial investment in the creditworthiness and financial condition of our customers. One of the largest current assets on our balance sheet is the accounts receivable balance from our customers. Deterioration in the financial condition of a significant component of our customer base could hinder our ability to collect amounts due from our customers. Potential causes of such declines include national or local economic downturns, inflation, pandemics, reduction in government subsidies and consumer confidence declines.

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

We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including wage and hour regulations. Our workforce has a significant portion of employees who work on an hourly basis. To grow our operations and meet the needs and expectations of our customers, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees, including from retailers and the restaurant industries. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, or an increase in wages and benefits to current employees could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties. We have been granted a patent for our system that enables e-commerce servers to complete LTO transactions through their e-commerce websites and for additional systems that enable retailer devices to complete LTO transactions through their retailer web pages, as well as systems that further enable consumer devices to modify received retailer web pages to indicate LTO payments in association with transaction-eligible products as part of LTO transactions through the retailer web pages. However, we can provide no assurances that we will be granted any additional patents by the USPTO. We believe certain proprietary information, including but not limited to our underwriting model, and patented and patent-pending systems are central to our business model, and we believe give us a key competitive advantage. We rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers and others to protect our proprietary rights. We may be unable to prevent third parties from acquiring trademarks, service marks and domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to protect our domain names could affect adversely our reputation and brand and make it more difficult for users to find our website. We may be unable to discover or determine the extent of any unauthorized use of our proprietary rights. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent parties from infringing or misappropriating our proprietary rights. We can be at risk that others will independently develop or acquire equivalent or superior technology or other intellectual property rights. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. We cannot be certain that the intellectual property used in our business does not and will not infringe the intellectual property rights of others, and we are from time to time subject to third party infringement claims. Due to changes in patent law, we face the risk of a temporary increase in patent litigation due to new restrictions on including unrelated defendants in patent infringement lawsuits in the future particularly from entities that own patents but that do not make products or services covered by the patents. Any third-party infringement claims against us, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. Moreover, should we be found liable for infringement, we may be required to seek to enter into licensing agreements, which may not be available on acceptable terms or at all.

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

Risks Relating to our Stock

Because of their significant stock ownership and ability to select a nominee to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decisions. B2 FIE V LLC (“B2 FIE”), a holder of series 2 convertible preferred stock and a seat on our Board, beneficially owns 21.1% of the voting power of our outstanding stock as of March 30, 2022. Our secured lender beneficially owns 5.9% of the voting power of our outstanding stock as of March 30, 2022. Also, our executive officers and other directors beneficially own an additional 25.2% of the voting power of our outstanding stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of common stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Additionally, pursuant to the Investor Rights Agreement entered into in connection with its investment in the Company, B2 FIE currently has the right to designate one nominee on our Board of Directors. As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our common stock has fluctuated significantly and is likely to continue to do so. During the fiscal year ended December 31, 2021, the closing price for our common stock on the Nasdaq Capital Market ranged from $2.16 to $3.84 per share. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed in this Risk Factors section, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; dilution caused by additional equity issuances; our ability to meet market expectations with respect to the growth and profitability of each of our operating segments; quarterly variations in our competitors’ results of operations; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our common stock could fluctuate as a result. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

We had a lease for storefront space in West Palm Beach, Florida to accommodate our repossession retail sales operation. The monthly base rent including operating expenses was approximately $2,000 throughout December 30, 2021. In March 2021, FlexShopper and the lessor agreed on the early termination of the lease for this property.

In September 2021, FlexShopper entered into a 12-month lease for an office space for approximately 18 people at the Battery at SunTrust Park at Georgia, Atlantla mainly to expand the sales team. The monthly rent for this space is approximately $6,900 per month.

Item 3. Legal Proceedings.

There are no material pending legal proceedings against our company. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

For further information, see Note 11 in the accompanying Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The Nasdaq Capital Market under the symbol “FPAY.”

Holders of Record

As of March 30, 2022, there were 116 holders of record of our common stock.

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

Our series 2 convertible preferred stock accrues dividends on its $1,000 stated value at an annual rate of 10% compounded annually. Cumulative accrued dividends on our series 2 convertible preferred stock, as of December 31, 2021, totaled $13,271,172 (see Note 7 of Notes to Consolidated Financial Statements).

Item 6. Reserved

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

In 2021, we began a test to market an unsecured, consumer loan product for our bank partner that would augment our LTO solution in retailer sales channels. In 2022, based upon the success of this testing, we expect the marketing of our bank partner’s loans to become a strategic solution that we offer to many of our current customers and through our retailer partners.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The accounts receivable balances consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Accounts receivable	$57,602,269	$32,171,255
Allowance for doubtful accounts	(27,703,278)	(22,138,541)
Accounts receivable, net	$29,898,991	$10,032,714

The allowance for doubtful accounts is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers will continue to accrue weekly charges until all collection efforts are exhausted. During the years ended December 31, 2021 and 2020, $34,924,803 and $19,769,114 of accounts receivable balances, respectively, were charged off against the allowance.

	December 31, 2021	December 31, 2020
Beginning balance	$22,138,541	$9,976,941
Provision	40,489,540	31,930,714
Accounts written off	(34,924,803)	(19,769,114)
Ending balance	$27,703,278	$22,138,541

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

The net leased merchandise balances consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Lease merchandise at cost	$72,159,063	$64,335,971
Accumulated depreciation	(29,505,431)	(19,162,357)
Impairment reserve	(1,711,520)	(2,351,274)
Lease merchandise, net	$40,942,112	$42,822,340

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Stock Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee services (share-based payment transactions) is recognized as an expense in the financial statements as services are performed. Compensation expense is determined by reference to the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. We have elected to use the Black Scholes pricing model (BSM) to determine the fair value of all stock option awards.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the years ended December 31, 2021 and 2020 are as follows:

Gross Profit	2021	2020	$ Change	% Change
Gross lease billings and fees	$158,844,724	$128,870,481	$29,974,243	23.3
Lease merchandise sold	7,071,572	5,144,747	1,926,825	37.5
Gross billings	165,916,296	134,015,228	31,901,068	23.8
Provision for doubtful accounts	(40,489,540)	(31,930,714)	(8,558,826)	26.8
Net revenues	125,426,756	102,084,514	23,342,242	22.9
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(73,616,293)	(63,308,210)	(10,308,083)	16.3
Cost of merchandise sold	(5,561,593)	(3,424,880)	(2,136,713)	62.4
Gross profit	$46,248,870	$35,351,424	$10,897,446	30.8
Gross profit margin	37%	35%

Adjusted EBITDA	2021	2020	$ Change	% Change
Net income/ (loss)	$3,272,774	$(339,896)	$3,612,670	1,062.9
Provision for income taxes	785,310	663,050	122,260	18.4
Amortization of debt costs	220,816	305,797	(84,981)	(27.8)
Other amortization and depreciation	2,875,902	2,271,287	604,615	26.6
Interest expense	5,017,744	3,996,764	1,020,980	25.5
Stock compensation	1,125,819	981,261	144,558	14.7
Product/ infrastructure expense	10,000	299,287	(289,287)	(96.7)
Warrants compensation- consulting agreement	-	139,480	(139,480)	-
Gain on debt extinguishment	(1,931,825)	-	(1,931,825)	-
Executive separation agreement	-	396,090	(396,090)	-
Adjusted EBITDA	$11,376,540	$8,713,120	$2,663,420	30.6

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

Adjusted EBITDA represents net income before interest, stock-based compensation, taxes, depreciation (other than depreciation of leased inventory), amortization and one-time or non-recurring items. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

●	is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company.

●	is a financial measurement that is used by rating agencies, lenders and other parties to evaluate our credit worthiness; and

●	is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.

Results of Operations

The following table details operating results for the twelve months ended December 31, 2021 and 2020:

	2021	2020	$ Change	% Change
Gross lease billings and fees	$158,844,724	$128,870,481	$29,974,243	23.3
Provision for doubtful accounts	(40,489,540)	(31,930,714)	(8,558,826)	26.8
Net lease billing and fees	118,355,184	96,939,767	21,415,417	22.1
Lease merchandise sold	7,071,572	5,144,747	1,926,825	37.5
Total revenues	125,426,756	102,084,514	23,342,242	22.9
Cost of lease revenue and merchandise sold	(79,177,886)	(66,733,090)	(12,444,796)	18.6
Marketing	(9,129,062)	(5,880,063)	(3,248,999)	55.3
Salaries and benefits	(11,489,208)	(10,440,693)	(1,048,515)	10.0
Other operating expenses	(18,265,781)	(14,404,953)	(3,860,828)	26.8
Operating income	7,364,819	4,625,715	2,739,104	59.2
Gain on extinguishment of debt	1,931,825	-	1,931,825	-
Interest expense including amortization of debt issuance costs	(5,238,560)	(4,302,561)	(935,999)	21.8
Provision for incomes taxes	(785,310)	(663,050)	(122,260)	18.4
Net income/ (loss)	$3,272,774	$(339,896)	$3,612,670	1,062.9

FlexShopper originated 159,217 gross leases less same day modifications and cancellations with an average origination value per lease of $524 for the twelve months ended December 31, 2021 compared to 188,468 gross leases less same day modifications and cancellations with an average origination value of $468 per lease for the comparable period last year. Total lease revenues for the twelve months ended December 30, 2021 were $118,355,184 compared to $96,939,767 for the twelve months ended December 31, 2020, representing an increase of $21,415,417 or 22.1%. In 2020, government stimulus programs had a significant impact on our customers. Despite originating a greater number of gross leases and gross lease dollars in 2020, the unprecedented amount of government stimulus in 2020 resulted in a larger portion of our customer base paying off leases early thereby reducing lease revenue. In 2021, as a result of enhancements to our website and marketing programs, the Company has been increasing the average origination value per lease. Coupled with the return to pre-stimulus early payoff behavior, 2021 resulted in greater lease revenue compared to 2020. The provision for doubtful accounts relative to gross lease billings and fees are similar for both years at approximately 25%.

Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2021 was $79,177,886 compared to $66,733,090 for the twelve months ended December 31, 2020, representing an increase of $12,444,796 or 18.6%. Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2021 is comprised of depreciation expense and impairment of lease merchandise of $73,616,293 and the net book value of merchandise sold of $5,561,593. Cost of lease revenue and merchandise sold for the twelve months ended December 31, 2020 is comprised of depreciation expense and impairment of lease merchandise of $63,308,210 and the net book value of merchandise sold of $3,424,880. As the Company’s lease portfolio and revenues increase, the depreciation and related costs associated with the larger portfolio also increase. The mix of early paid off leases and returned merchandise will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the twelve months ended December 31, 2021 were $9,129,062 compared to $5,880,063 in the twelve months ended December 31, 2020, an increase of $3,248,999 or 55.3%. The Company strategically increased marketing expenditures, which are primarily related to increasing new lease consumers to grow the lease portfolio. The primary source of new consumers is through digital marketing channels directing potential consumers to FlexShopper.com. The focus on digital marketing allows the Company to have enhanced reporting on the effectiveness of marketing spending to ensure that it is acquiring customers at its targeted acquisition cost. A smaller portion of marketing expense is related to commissions related to retail partnerships as well as remarketing efforts to drive repeat consumer activity.

Salaries and benefits in the twelve months ended December 30, 2021 were $11,489,208 compared to $10,440,693 in the twelve months ended December 30, 2020, an increase of $1,048,515 or 10.0%. Generally, the salary and benefits expense should directionally move with the change in lease originations and the overall size of the lease portfolio albeit at a slower rate. During the second quarter of 2021, there were some management positions filled in operational roles to increase efficiencies in the call center and other operational departments. The company also expanded its sales team to support the growth with the retail partners.

Other operating expenses for the years ended December 30, 2021 and 2020 included the following:

	2021	2020
Amortization and depreciation	$2,875,902	$2,271,287
Computer and internet expenses	3,329,532	1,849,641
Legal and professional fees	3,221,667	1,932,287
Merchant bank fees	2,472,489	1,879,978
Customer verification expenses	1,991,111	2,791,114
Stock compensation expense	1,125,819	981,261
Telephone and office expenses	918,374	462,740
Rent expense	670,951	680,153
Insurance expense	542,620	488,257
Other	1,117,316	1,068,235
Total	$18,265,781	$14,404,953

Computer and internet expenses in the twelve months ended December 31, 2021 were $3,329,532 compared to $1,849,641 in the twelve months ended December 30, 2020, representing an increase of $1,479,891 or 80.0%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. As the lease portfolio grows, the back-office systems will need to scale also but at a much lower rate. In the last two quarters of 2021, there were some additional costs related to the creation and optimization of new operational processes.

Legal and professional fees expenses in the twelve months ended December 31, 2021 were $3,221,667 compared to $1,932,287 in the twelve months ended December 31, 2020, representing an increase of $1,289,380 or 66.7%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics. Also, the expense recorded for warrants granted as part of the consulting agreement with XLR8 Capital Partner increased in the twelve month period ended December 31, 2021 as the weighted average valuation per warrant was $1.63 in the twelve months ended December 31, 2021 compared to $0.85 per warrant for the same period in 2020.

Merchant bank fees expenses in the twelve months ended December 31, 2021 were $2,472,489 compared to $1,879,978 in the twelve months ended December 31, 2020, representing an increase of $592,511 or 31.5%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore an increase in revenue is the main driver for the increase in merchant bank fees.

Customer verification expenses in the twelve months ended December 31, 2021 were $1,991,111 compared to $2,791,114 in the twelve months ended December 31, 2020, representing an decrease of $800,003 or 28.7%. Customer verification expense is primarily the cost of data used for underwriting new lease applicants. The number of new lease applicants for which customer verification checks are run and expenses incurred, is directly correlated with changes in marketing expense. During the third quarter of 2021, several changes remarked by the implementation of a more discipline process around data procurement and storage, were made by the Company. Those improvements triggered a change in the estimate of the probability to provide future economic benefit of some data cost. As a result of this change in the estimate regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable of providing future economic benefit, the Company capitalized $884,160 of data costs in the year ended December 31, 2021. Also, the reduction in the volume of leases for the year ended December 31, 2021 contributed to the decrease of customer verification expenses. The underwriting and data science team continues to optimize the costs related to underwriting lease applications.

Telephone and office expenses in the twelve months ended December 31, 2021 were $918,374 compared to $462,740 in the twelve months ended December 30, 2020, representing an increase of $455,634 or 98.5%. The improvement to operations includes a revamping of our telephone system which increased the volume of outbound calls and created more efficiencies in handling inbound calls.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $5,094,642 compared to $8,541,232 as of December 31, 2020.

As of December 31, 2021, the Company had accounts receivables of $57,602,269 net of an allowance for doubtful accounts of $27,703,278 totaling $29,898,991. Accounts receivables are principally comprised of lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

Credit Agreement

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time to time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s recently collected payments and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may currently borrow up to $57,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On January 29, 2021, pursuant to an amendment to the Credit Agreement, the Commitment Termination Date was extended to April 1, 2024, the Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at LIBOR plus 11% per annum.

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

As of December 31, 2021, the Company had approximately $5,300,000 available under the Credit Agreement.

On March 5, 2021, the applicable regulators announced that LIBOR will cease to be provided and will no longer be representative (i) immediately after December 31, 2021 for all sterling, euro, Swiss franc and Japanese yen settings, and the one-week and two-month U.S. dollar settings and (ii) immediately after June 30,2023 for the remaining U.S. dollar settings. The Company’s debt bears interest based on the one-month LIBOR rate. If there is a LIBOR Disruption Event as defined in the Credit Agreement, LIBOR will be replaced with the Prime Rate.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the 122 Partners Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. No other changes were made to such Note. As of December 30, 2021, $1,011,439 of principal and accrued and unpaid interest was outstanding on the 122 Partners Note.

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the NRNS Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed other amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such Note. As of December 30, 2021, $3,792,923 of principal and accrued and unpaid interest was outstanding on the NRNS Note.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $11,256,031 for the year ended December 31, 2021 and was primarily due to the purchases of leased merchandise and the change in accounts receivable, partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Net cash used in operating activities was $5,207,547 for the year ended December 31, 2020 and was primarily due to the purchases of leased merchandise and the change in accounts receivable, partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Cash Flows from Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $4,949,544 comprised of $1,248,445 for the purchase of property and equipment and $3,701,099 for capitalized software costs and data costs.

For the year ended December 31, 2020, net cash used in investing activities was $3,098,194 comprised of $732,582 for the purchase of property and equipment and $2,365,612 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12,758,985 for the year ended December 31, 2021 primarily due to the funds drawn on the Credit Agreement of $19,850,000, offset by repayments of amounts borrowed under the Credit Agreement of $6,575,000.

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

Management believes that liquidity needs for future growth through at least the next 12 months can be met by cash flow from operations generated by the existing portfolio and/or additional borrowings against the Credit Agreement (see Note 6) and against the related parties promissory notes (NRNS Note, see Note 5).

Financial Impact of COVID-19 Pandemic

The COVID-19 Pandemic and the related stimulus programs had, and may continue to have, an impact on the Company. The immediate impact early in the second quarter of 2020 was a transition to a significant percentage of the Company’s employees working remotely. Fortunately, our South Florida location requires a thorough Hurricane Impact plan enabling all our employees to work remotely, if necessary. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. Throughout the pandemic, FlexShopper rotated select groups of employees into the office in order to adjust to the other business impacts on the business. As of the end of December 2021, approximately 15% of our employees are working remotely.

The other impacts to the business can be broken into three categories. The first is the decrease in the availability of our lease financing product. Pre-COVID-19, approximately 40% of new customers were obtained through brick and mortar or B2B retailers. The pandemic-related closing and limited operations of retailers, as well as shelter in place orders, limited our new customers from this channel substantially over the second quarter and third quarter of 2020. Through the first half of the second quarter of 2021 there was diminished demand from our B2B retailers resulting from pandemic related issues. Moreover, since the crisis began, a number of our brick and mortar rollouts and pilots have been delayed or put on hold as our retailer partners attempt to return to a more stable operational environment. Fortunately, by the end of 2021, the percentage of new customers obtained from brick and mortar locations exceeded pre-pandemic levels.

The second impact was a Company reaction in the second quarter of 2020 to the uniqueness of the pandemic. Not knowing what the potential impact to consumer payment patterns would be, the Company significantly tightened approval rates. It was not until the end of the third quarter of 2020, that approval rates returned to the pre-pandemic levels. This decreased approval rate, both online and in third party stores, coupled with the retailer closures mentioned above, significantly reduced new lease originations. In 2021, the uniqueness of the pandemic had resulted in significant growth in BNPL (buy now pay later) options that were offered to our consumer segment. Despite a return to near pre-pandemic approval rates, the Company still experienced reduced demand for its product in 2021.

The third impact was on consumer behavior and payment patterns. The combination of stimulus payments and enhanced unemployment benefits measures provided by the Federal and/ or State Government throughout 2020 and early 2021 were especially impactful to our typical customer. As a result of enhanced income, the demand for our products was reduced, the likelihood of consumers choosing early payoff options increased substantially and, on a positive note, the asset level performance of our full-term customer, relative to their expected performance, increased substantially. The first sign of the return to more normal payment patterns was a reduction in the elevated amount of early pay offs experienced by the Company which occurred in the middle of 2021.

Despite the availability of COVID-19 vaccines in 2021, the number of COVID-19 cases had increased at various times throughout 2021 as the result of the appearance of new variants.

As of the end of 2021, the reduced demand was evident in our digital marketing channels through the conversion rate of new applicants. However, the enhanced payment performance, versus our expected performance, began to wane which would seem to be a potential initial indicator of a return to the Pre-COVID-19 environment.

Finally, throughout the pandemic, the Company has been able to grow the overall size of the lease portfolio, net of early payoffs, despite the items mentioned previously. At no point, have there been liquidity concerns or covenant complications. In fact, our credit facility was upsized, our product breadth increased and our covenants reduced in 2021.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

Our Independent Registered Public Accounting Firm is EisnerAmper LLP, Iselin, New Jersey (PCAOB ID: 274)

The reports of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on F-1.

28

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

FlexShopper, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FlexShopper Inc., and Subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collectability of Accounts Receivable

As discussed in Note 2 to the financial statements, the Company recognized approximately $40,490,000 of receivable reserves during the year ended December 31, 2021, with a corresponding reduction to lease revenue and fees. At December 31, 2021, the Company recorded an allowance of approximately $27,700,000. The Company determines the amount of allowance to recognize as a portion of its gross customer billings based upon historical and current payment trends.

We identified management’s estimate of the receivable reserve and the corresponding allowance as a critical audit matter due to the significant amount of judgement required by management in determining its estimates. This in turn resulted in significant effort and a high degree of subjectivity, in performing our audit procedures and in evaluating audit evidence relating to the collectability of accounts receivable made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our procedures included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls related to the allowance; (ii) verifying that for a sample of leases, the Company had correctly applied payments to the appropriate lease; and (iii) independently recalculating the Company’s analysis of its lease portfolio collectability on a historical and current basis including a review of payment trends subsequent to December 31, 2021 and comparing that result against the Company’s calculations for reasonableness.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2022

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$5,094,642	$8,541,232
Accounts receivable, net	29,898,991	10,032,714
Prepaid expenses	957,527	869,081
Lease merchandise, net	40,942,112	42,822,340
Total current assets	76,893,272	62,265,367

PROPERTY AND EQUIPMENT, net	7,841,206	5,911,696

OTHER ASSETS, net	77,578	72,316
Total assets	$84,812,056	$68,249,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,982,180	$7,907,619
Accrued payroll and related taxes	391,078	352,102
Promissory notes to related parties, net of $1,274 at 2021 and net of $8,276 at 2020 of unamortized issuance costs, including accrued interest	1,053,088	4,815,546
Current portion of promissory note – Paycheck Protection Program, including accrued interest	-	1,184,952
Accrued expenses	2,987,646	2,646,800
Lease liability - current portion	172,732	160,726
Total current liabilities	12,586,724	17,067,745

Loan payable under credit agreement to beneficial shareholder, net of $413,076 at 2021 and $61,617 at 2020 of unamortized issuance costs and current portion	50,061,924	37,134,009
Promissory notes to related parties, net of current portion	3,750,000	-
Promissory note – Paycheck Protection Program, net of current portion	-	741,787
Accrued payroll and related taxes net of current portion	-	204,437
Deferred income tax liability	495,166	-
Lease liabilities net of current portion	1,774,623	1,947,355
Total liabilities	68,668,437	57,095,333

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,442,278 shares at 2021 and 21,359,945 shares at 2020	2,144	2,136
Additional paid in capital	38,560,117	36,843,326
Accumulated deficit	(45,222,302)	(48,495,076)
Total stockholders’ equity	16,143,619	11,154,046
	$84,812,056	$68,249,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020
Revenues:
Lease revenues and fees, net	$118,355,184	$96,939,767
Lease merchandise sold	7,071,572	5,144,747
Total revenues	125,426,756	102,084,514

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	73,616,293	63,308,210
Cost of lease merchandise sold	5,561,593	3,424,880
Marketing	9,129,062	5,880,063
Salaries and benefits	11,489,208	10,440,693
Operating expenses	18,265,781	14,404,953
Total costs and expenses	118,061,937	97,458,799

Operating income	7,364,819	4,625,715

Gain on extinguishment of debt	1,931,825	-
Interest expense including amortization of debt issuance costs	(5,238,560)	(4,302,561)
Income before income taxes	4,058,084	323,154
Provision for income taxes	(785,310)	(663,050)
Net income/ (loss)	3,272,774	(339,896)

Deemed dividend from exchange offer of warrants	-	713,212
Dividends on Series 2 Convertible Preferred Shares	2,439,099	2,438,988
Net income/ (loss) attributable to common and Series 1 Convertible Preferred shareholders	$833,675	$(3,492,096)

Basic and diluted income/(loss) per common share:
Basic	$0.04	$(0.17)
Diluted	0.04	(0.17)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,387,960	20,995,349
Diluted	23,227,964	20,995,349

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2021 and 2020

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	171,191	$855,955	21,952	$21,952,000	17,783,960	$1,779	$35,313,721	$(48,155,180)	$9,968,275
Provision for compensation expense related to stock options	-	-	-	-	-	-	981,261	-	981,261
Issuance of warrants in connection with consulting agreements	-	-	-	-	-	-	407,494		407,494
Exercise of stock options into common stock	-	-	-	-	7,166	1	5,661	-	5,662
Conversion of preferred stock to common stock	(859)	(4,295)	-	-	1,136	-	4,295	-	-
Exercise of warrants into common stock	-	-	-	-	105,000	10	131,240	-	131,250
Exchange offer of warrants	-	-	-	-	3,462,683	346	(346)	-	-
Net loss	-	-	-	-	-	-	-	(339,896)	(339,896)
Balance, December 31, 2020	170,332	851,660	21,952	21,952,000	21,359,945	2,136	36,843,326	(48,495,076)	$11,154,046
Provision for compensation expense related to stock options	-	-	-	-	-	-	1,125,819	-	1,125,819
Issuance of warrants in connection with consulting agreements	-	-	-	-	-	-	522,808	-	522,808
Exercise of stock options into common stock	-	-	-	-	82,333	8	68,164	-	68,172
Net income	-	-	-	-	-	-	-	3,272,774	3,272,774
Balance, December 31, 2021	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	$38,560,117	$(45,222,302)	$16,143,619

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,272,774	$(339,896)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and impairment of lease merchandise	73,616,293	63,308,210
Other depreciation and amortization	2,871,541	2,271,287
Amortization of debt issuance cost	220,816	305,797
Compensation expense related to issuance of stock options and warrants	1,648,627	1,388,755
Provision for doubtful accounts	40,489,540	31,930,714
Interest in kind added to promissory notes balance	9,460	13,388
Write off of capitalized software costs	4,361	-
Deferred income tax	495,166	-
Gain on debt extinguishment	(1,931,825)	-
Changes in operating assets and liabilities:
Accounts receivable	(60,355,817)	(33,691,096)
Prepaid expenses and other	(87,394)	(195,104)
Lease merchandise	(71,736,065)	(75,067,446)
Security deposits	(8,338)	2,943
Accounts payable	74,561	3,339,730
Lease liabilities	(5,811)	198,528
Accrued payroll and related taxes	(165,461)	43,271
Accrued expenses	331,541	1,283,372
Net cash used in operating activities	(11,256,031)	(5,207,547)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software and data costs	(4,949,544)	(3,098,194)
Net cash used in investing activities	(4,949,544)	(3,098,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	19,850,000	15,033,000
Repayment of loan payable under credit agreement	(6,575,000)	(7,023,250)
Proceeds from promissory notes- Paycheck Protection Program, net of fees	-	1,914,100
Principal payment under finance lease obligation	(7,707)	(6,664)
Proceeds from exercise of warrants	-	131,250
Proceeds from exercise of stock options	68,172	5,662
Repayment of installment loan	(11,207)	(11,207)
Debt issuance related costs	(565,273)	(64,390)
Net cash provided by financing activities	12,758,985	9,978,501

(DECREASE)/ INCREASE IN CASH	(3,446,590)	1,672,760
CASH, beginning of period	8,541,232	6,868,472
CASH, end of period	$5,094,642	$8,541,232

Supplemental cash flow information:
Interest paid	$4,945,690	$3,973,374
Deemed dividend from exchange offer of warrants	$-	$713,212
Conversion of preferred stock to common stock	$-	$4,295

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the year ended December 30, 2021 and 2020

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

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day same as cash option, an early purchase option, or through completion of all required lease payments, generally 52 weeks. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Merchandise sales revenue is recognized when the customer exercises the purchase option and pays the purchase price. Revenue for lease payments received prior to their due date is deferred and is recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses.. The accounts receivable balances consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Accounts receivable	$57,602,269	$32,171,255
Allowance for doubtful accounts	(27,703,278)	(22,138,541)
Accounts receivable, net	$29,898,991	$10,032,714

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. As the lease ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $34,924,803 for the year ended December 31, 2021 respectively and $19,769,114 for the year ended December 31, 2020, respectively. During the years ended December 31, 2021 and 2020, the provision for bad debt was $40,489,540 and $31,930,714, respectively. The following table shows the activity in the allowance for doubtful accounts:

	December 31, 2021	December 31, 2020
Beginning balance	$22,138,541	$9,976,941
Provision	40,489,540	31,930,714
Accounts written off	(34,924,803)	(19,769,114)
Ending balance	$27,703,278	$22,138,541

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

The net leased merchandise balances consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Lease merchandise at cost	$72,159,063	$64,335,971
Accumulated depreciation	(29,505,431)	(19,162,357)
Impairment reserve	(1,711,520)	(2,351,274)
Lease merchandise, net	$40,942,112	$42,822,340

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Lease accounting

The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 Leases (Topic 842). Under Topic 842, lessees are required to recognize for all leases at the commencement date as lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Under the same Topic, lessors are also required to classify leases. All customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. An operating lease results in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on the lessor’s balance sheet and continues to depreciate.

The breakout of lease revenues and fees, net of lessor bad debt expense, is shown below:

	Year ended December 31,
	2021	2020
Lease billings and accruals	$158,844,724	$128,870,481
Provision for doubtful accounts	(40,489,540)	(31,930,714)
Lease revenues and fees	$118,355,184	$96,939,767

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments (see Note 6) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization which is included in interest expense was $213,814 and $283,912 for the years ended December 31, 2021 and 2020, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes (see Note 5) are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $7,002 and $21,885 for the years ended December 31, 2021 and 2020, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years. Intangible assets amortization expense was $3,076 for the years ended December 31, 2021 and 2020.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $2,816,939 and $2,365,612 for the years ended December 31, 2021 and 2020, respectively. The Company wrote off $4,361 of capitalized development costs in 2021. Capitalized software amortization expense was $2,317,626 and $2,102,983 for the years ended December 31, 2021 and 2020, respectively.

Data Costs - The Company buys data from different vendors upon receipt of an application. The data costs directly used to make underwriting decisions are expensed as incurred. Certain data costs that are probable to provide future economic benefit to the Company are capitalized as property and equipment and amortized on a straight-line basis over their estimate useful lives. The probability to provide future economic benefit of the data cost assets is estimated based upon future usage of the information on different areas and products of the Company. At the beginning of the third quarter of 2021, the Company made several changes remarked by the implementation of a more discipline process around data procurement and storage. Those improvements triggered a change in the estimate of the probability to provide future economic benefit of some data cost.

Capitalized data costs amounted to $884,160 for the year ended December 31, 2021. Capitalized data costs amortization expense was $86,717 for the years ended December 31, 2021.

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

In computing diluted income/ (loss) per share for the year ended December 31, 2021 and the year ended December 31, 2020, no effect has been given to the issuance of common stock upon conversion or exercise of the Series 2 Convertible Preferred stock as their effect is anti-dilutive.

The following table reflects the number of common shares issuable upon conversion or exercise.

	Year ended
	December 31,
	2021	2020
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,080,904	2,595,700
Common Stock Warrants	2,255,184	2,112,488
	11,523,917	10,896,017

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2021 and 2020:

	Year ended
	December 31,
	2021	2020
Numerator
Net income/(loss)	$3,272,774	(339,896)
Convertible Series 2 Preferred Share dividends	(2,439,099)	(2,438,988)
Net income/(loss) attributable to common and Series 1 Convertible Preferred Stock	833,675	(2,778,884)
Deemed dividend from exchange offer of warrants	-	(713,212)
Convertible Series 2 Preferred Share dividends attributable to Series 1 Convertible Preferred Stock	25,418	-
Net income attributable to Series 1 Convertible Preferred Stock	(34,106)	-
Net income/(loss) attributable to common shares - Numerator for basic and diluted EPS	$824,987	(3,492,096)
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,387,960	20,995,349
Effect of dilutive securities:
Common stock options	978,978	-
Common stock warrants	861,026	-
Denominator for diluted EPS – adjusted weighted average shares	23,227,964	20,995,349
Basic EPS	$0.04	(0.17)
Diluted EPS	$0.04	(0.17)

Stock-Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee and non-employee services (share-based payment transactions) is recognized as a compensation expense in the financial statements.

Compensation expense is determined by reference to the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The Company has elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards (See Note 8).

Fair Value of Financial Instruments - The carrying value of certain financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs and the carrying value of promissory notes to related parties approximate fair value based upon their interest rates, which approximate current market interest rates.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 30, 2021, and 2020, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, as amended “Financial Instruments - Credit Losses (Topic 326)”  revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The effective date of Topic 326 for public companies that are considered smaller reporting companies as defined by the SEC as for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard on January 1, 2023.While the Company is continuing to assess the potential effects of adopting the provisions of Topic 326, it does not expect to have a material effect, if any, on its Consolidated Financial Statements, as this Topic does not cover operating leases receivables.

In March 2020, the FASB issued guidance codified in ASU 2020-04 and ASU 2021-01, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for the Company as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the optional expedients and exceptions provided by ASU 2020-04 to determine the impact on its consolidated financial statements.

3. LEASES

Refer to Note 2 of these consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

Lease Commitments

FlexShopper had a lease for retail store space in West Palm Beach, Florida. The term of the lease was to December 30, 2021. In March 2021, FlexShopper and the lessor agreed on the early termination of the lease for this property. The monthly rent for this space was approximately $2,300 per month.

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

In September 2021, FlexShopper entered into a 12-month lease for an office space for approximately 18 people at the Battery at SunTrust Park at Georgia, Atlanta mainly to expand the sales team. The monthly rent for this space is approximately $6,900 per month. This lease is accounted for under the practical expedient for leases with initial terms of 12 months or less, and as such no related right of use asset or liability was recorded.

The rental expense for the year ended December 31, 2021 and 2020 was approximately $679,000 and $688,000 respectively. At December 31, 2021, the future minimum annual lease payments are approximately as follows:

2022	$472,000
2023	427,000
2024	435,000
2025	443,000
2026	456,000
Thereafter	774,000
$3,007,000

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets beginning January 1, 2019.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Assets
Operating Lease Asset	Property and Equipment, net	$1,534,512	$1,673,432
Finance Lease Asset	Property and Equipment, net	18,818	27,106
Total Lease Assets		$1,553,330	$1,700,538

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$163,939	$153,019
Finance Lease Liability – current portion	Current Lease Liabilities	8,793	7,707
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,761,558	1,925,498
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	13,065	21,857
Total Lease Liabilities		$1,947,355	$2,108,081

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	7
Finance Leases	13.32%	2

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $401,463 and $433,654 for the year ended December 31, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Year ended
	December 30,
	2021	2020
Cash payments for operating leases	$400,771	$221,433
Cash payments for finance leases	11,184	11,049
New finance lease asset obtained in exchange for lease liabilities	-	4,033

Below is a summary of undiscounted operating lease liabilities as of December 30, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2022	$405,443
2023	417,606
2024	430,134
2025	443,038
2026	456,330
2027 and thereafter	773,594
Total undiscounted cash flows	2,926,145
Less: interest	(1,000,648)
Present value of lease liabilities	$1,925,497

Below is a summary of undiscounted finance lease liabilities as of December 30, 2021. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2022	$11,184
2023	9,699
2024	4,782
Total undiscounted cash flows	25,665
Less: interest	(3,807)
Present value of lease liabilities	$21,858

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2021	December 31, 2020
Furniture, fixtures and vehicle	2-5 years	$391,669	$303,285
Website, internal use software and data cost	3 years	16,186,179	12,489,441
Computers and software	3-7 years	2,281,975	1,121,914
		18,859,823	13,914,640
Less: accumulated depreciation and amortization		(12,571,947)	(9,703,482)
Right of use assets, net		1,553,330	1,700,538
		$7,841,206	$5,911,696

Depreciation and amortization expense were $2,872,826 and $2,268,211 for the years ended December 31, 2021 and 2020, respectively.

5. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the 122 Partners Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed an amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. No other changes were made to such Note. Principal and accrued and unpaid interest outstanding on the 122 Partners Note was $1,011,439 as of December 31, 2021 and $1,015,510 as of December 31, 2020.

Interests paid for the 122 Partner Note were $148,011 and $165,280 for the year 2021 and 2020, respectively.

Interests expensed for the 122 Partner Note were $143,940 and $165,409 for the year 2021 and 2020, respectively.

As of March 30, 2022, the Company is finalizing an amendment to the 122 Partner Note to extend the maturity date for one more year.

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the NRNS Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such NRNS Note. Principal and accrued and unpaid interest outstanding on the NRNS Note was $3,792,923 as of December 31, 2021 and $3,808,312 as of December 31, 2020.

Interests paid for the NRNS Note were $555,749 and $619,961 for the year 2021 and 2020, respectively.

Interests expensed for the NRNS Note were $540,360 and $620,581 for the year 2021 and 2020, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2022	$1,000,000	$54,362
2024	$3,750,000	—

6. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a credit agreement (as amended from time-to-time, the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $57,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Lender was granted a security interest in certain leases as collateral under this Agreement.

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. At December 31, 2021, amounts borrowed bear interest at 11.25%.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at December 31, 2021, follows:

	December 31, 2021
	Required Covenant	Actual Position
Equity Book Value not less than	$8,000,000	$16,143,619
Liquidity greater than	1,500,000	5,094,642
Cash greater than	500,000	5,094,642
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.40

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

As of December 31, 2021, the Company had $5,268,566 available under the Credit Agreement. Credit availability is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. As the Company continues to originate lease agreements, new leases will be eligible for the borrowing base and this will open more availability under the Credit Agreement.

Interest expense incurred under the Credit Agreement amounted to $4,323,830 for the year ended December 31, 2021, and $3,192,019 for the year ended December 31, 2020, respectively. The outstanding balance under the Credit Agreement was $50,475,000 as of December 31, 2021 and was $37,195,696 as of December 31, 2020. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $413,076 at 2021 and $61,617 at 2020. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at December 31, 2021.

On March 5, 2021, the applicable regulators announced that LIBOR will cease to be provided and will no longer be representative (i) immediately after December 31, 2021 for all sterling, euro, Swiss franc and Japanese yen settings, and the one-week and two-month U.S. dollar settings and (ii) immediately after June 30,2023 for the remaining U.S. dollar settings. The Company’s debt bears interest based on the one-month LIBOR rate. If there is a LIBOR Disruption Event as defined in the Credit Agreement, LIBOR will be replaced with the Prime Rate.

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

●	Series 1 Convertible Preferred Stock – Series 1 Convertible Preferred Stock ranks senior to common stock upon liquidation.

As of December 31, 2021, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of December 31, 2021, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

●	Series 2 Convertible Preferred Stock – The Company sold to B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, 20,000 shares of Series 2 Convertible Preferred Stock (“Series 2 Preferred Stock”) for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of December 31, 2021 totaled approximately $13,271,173. As of December 31, 2021, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock entitles the holder to one vote at all stockholder meetings. The common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

Warrants

In September 2018, the Company issued warrants exercisable for 5,750,000 shares of common stock at an exercise price of $1.25 per share (the “Public Warrants”). The warrants were immediately exercisable and expire five years from the date of issuance. The warrants were listed on the Nasdaq Capital Market under the symbol “FPAYW” (See Note 10).

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

As part of a consulting agreement with XLR8 Capital Partners LLC (the “Consulting Agreement”), an entity of which the Company’s Chairman is manager, the Company agreed to issue 40,000 warrants to XLR8 Capital Partners LLC monthly for 12 months beginning on March 1, 2019 at an exercise price of $1.25 per share or, if the closing share price on the last day of the month exceeds $1.25, then such exercise price will be 110% of the closing share price. The warrants are immediately exercisable and expire following the close of business on June 30, 2023. In February 2020, this agreement was extended for an additional six months through August 31, 2020. On August 30, 2020, the parties entered into an amendment to the Consulting Agreement to further extend the term for another six-month period through February 28, 2021. The Consulting Agreement automatically renewed for one successive six-month period, therefore the new termination date was August 31, 2021. There are no additional automatic renewals. The Consulting Agreement and amendments were approved by the Company’s Compensation Committee.

The August 2020 amendment also modified the alternative minimum exercise price of the monthly warrant consideration issuable to the Consultant to $1.60 per share going forward, and the expiration date of the warrants to the date that is four years following the last trading day of the calendar month relating to the applicable monthly warrant issuance.

During the year ended December 31, 2021, the Company recorded an expense of $522,808 based on a weighted average grant date fair value of $1.63 per warrant.

	Warrants	Expense	Grant date fair value
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 29, 2021	40,000	76,318	1.91
March 31, 2021	40,000	63,010	1.58
April 30, 2021	40,000	60,542	1.51
May 31, 2021	40,000	63,156	1.58
June 30, 2021	40,000	68,228	1.71
July 31, 2021	40,000	55,658	1.39
August 31, 2021	40,000	62,301	1.56
	320,000	522,808	1.63

During the year ended December 31, 2020, the Company recorded an expense of $407,494 based on a weighted average valuation of $0.85 per warrant.

	Warrants	Expense	Valuation
Grant Date	Granted	Recorded	Per Warrant
January 31, 2020	40,000	$16,503	$0.41
February 29, 2020	40,000	$18,727	$0.47
March 31, 2020	40,000	$8,769	$0.22
April 30, 2020	40,000	$25,412	$0.64
May 31, 2020	40,000	$33,388	$0.83
June 30, 2020	40,000	$36,681	$0.92
July 31, 2020	40,000	$29,587	$0.74
August 31, 2020	40,000	$46,744	$1.17
September 30, 2020	40,000	$43,229	$1.08
October 31,2020	40,000	$37,414	$0.94
November 30, 2020	40,000	$45,883	$1.15
December 31, 2020	40,000	$65,157	$1.63
	480,000	$407,494	$0.85

The expense recorded related to warrants in 2021 and 2020 are included in the line Operating expenses within the Consolidated Statement of Operations.

The following table summarizes information about outstanding stock warrants as of December 31, 2021, all of which are exercisable:

Exercise Price	Common Stock Warrants Outstanding	Series 2 Preferred Stock Warrants Outstanding		Weighted Average Remaining Contractual Life
$1.25	1,055,184			2 years
$1.25	160,000			1 year
$1.34	40,000			1 year
$1.40	40,000			1 year
$1.54	40,000			1 year
$1.62	40,000			1 year
$1.68	40,000			3 years
$1.69	40,000			1 year
$1.74	40,000			1 year
$1.76	40,000			1 year
$1.91	40,000			1 year
$1.95	40,000			3 years
$2.00	40,000			1 year
$2.01	40,000			1 year
$2.08	40,000			3 years
$2.45	40,000			1 year
$2.53	40,000			1 year
$2.57	40,000			3 years
$2.70	40,000			4 years
$2.78	40,000			1 year
$2.79	40,000			4 years
$2.89	40,000			4 years
$2.93	40,000			1 year
$2.97	40,000			4 years
$3.09	40,000			4 years
$3.17	40,000			4 years
$3.19	40,000			4 years
$3.27	40,000			4 years
$1,250		439	*	1 year
	2,255,184	439

(*)	At December 31, 2021, these warrants were convertible into 116,903 shares of common stock

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

On April 24, 2020, the Company’s Board of Directors approved an Amendment No. 2 to the 2018 Plan, subject to stockholder approval. On June 10, 2020, the Company’s stockholders approved the 2018 Plan Amendment that increased (a) the total number of shares available for issuance under the 2018 Plan by 1,000,000 shares and (b) the number of shares available for issuance as “incentive stock options” within the meaning of Internal Revenue Code Section 422 by 1,000,000 shares.

On March 3, 2021, the Company’s Board of Directors approved an Amendment No. 3 to the 2018 Plan, subject to stockholder approval. On June 9, 2021, the Company’s stockholders approved the 2018 Plan Amendment that increased (a) the total number of shares available for issuance under the 2018 Plan by 2,000,000 shares and (b) the number of shares available for issuance as “incentive stock options” within the meaning of Internal Revenue Code Section 422 by 2,000,000 shares.

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, stock awards, stock unit awards, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. Options granted under the 2018 Plan and the Prior Plans vest over periods ranging from immediately upon grant to a five-year period and expire ten years from date of grant.

As of December 31, 2021, approximately 2,457,000 shares remained available for issuance under the 2018 Plan.

Activity in stock options for the year ended December 31, 2021 and December 31, 2020 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2021	2,595,700	$1.92		$2,491,026
Granted	626,238	2.52		74,482
Exercise	(82,333)	0.83		151,544
Forfeited	(58,701)	2.65		58,285
Outstanding at December 31, 2021	3,080,904	$2.06	6.7	$1,923,642
Vested and exercisable at December 31, 2021	2,307,571	$2.04	6.9	$1,674,967

Outstanding at January 1, 2020	2,004,318	$1.72		$2,542,361
Granted	860,465	2.38
Exercised	(7,166)	0.79		6,523
Forfeited	(261,917)	1.90		134,070
Outstanding at December 31, 2020	2,595,700	$1.92	7.60	$2,491,026
Vested and exercisable at December 31, 2020	1,730,198	$1.90	7.82	$1.967,071

The weighted average grant date fair value of options granted during twelve-month period ended December 31, 2021 and December 31, 2020 was $1.75 and $1.47 per share respectively. The Company measured the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	2021	2020
Exercise price	$2.52	$2.38
Expected life	5 years	5 years
Expected volatility	91.2%	76%
Dividend yield	0%	0%
Risk-free interest rate	0.57%	1.07%

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

The fair value of stock options is recognized as compensation expense by the straight-line method over the vesting period. Compensation expense recorded was $1,125,819 and $981,261 for the year ended December 31, 2021 and December 31, 2020, respectively. Unrecognized compensation cost related to non-vested options at December 31, 2021 amounted to approximately $802,271, which is expected to be recognized over a weighted average period of 2.8 years.

9. INCOME TAXES

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statements of operations with the amounts computed at the statutory federal tax rates for each year:

	2021	2020
Federal tax at statutory rate	$852,198	$67,862
State tax, net of federal tax	(487,093)	29,866
Permanent differences	(259,967)	126,301
Change in statutory rate	59,168	(69,835)
Change in valuation allowance	614,112	522,738
Other	6,892	(13,882)
Expense for income taxes	$785,310	$663,050

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets (liabilities):
Equity based compensation	$479,956	$368,000
Allowance for doubtful accounts	6,847,189	5,527,000
Fixed assets	(8,085,957)	256,000
Lease impairment	423,022	587,000
Lease Liability	481,312	526,000
Right of use asset	(383,924)	(425,000)
Tax credit carryforward	32,394	32,000
Federal loss carry-forwards	11,838,840	4,779,000
State loss carry forward	343,914	161,000
Other	(53,414)	(6,000)
Gross deferred tax	11,923,332	11,805,000
Valuation allowance	(12,418,498)	(11,805,000)
Net deferred tax liability	$(495,166)	$-

Based on consideration of the available evidence, including historical losses, a valuation allowance has been recognized to offset certain deferred tax assets, as management was unable to conclude that realization of deferred tax assets were more likely than not.

As of December 31, 2021, the Company has federal and state net operating loss carryforwards of approximately $56,375,431 and $4,878,909, respectively, available to offset future income. Our federal loss carryforwards do not expire.

The components of income tax expense (benefits) for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Current Income Tax:
Federal	$-	$-
State	290,144	663,050
Deferred Income Tax:
Federal	495,166	-
Sate	-	-
	$785,310	$663,050

The Company’s effective tax rate for the year ended December 31, 2021 and 2020 differs from the statutory rate of 21% primarily due to a valuation allowance applied against the Company’s net deferred tax assets. State taxes and permanent differences also impacted the effective tax rate. The Company accrued a $290,144 current state income tax expense for the year ended December 31, 2021 for certain states in which taxable income exceeded available net operating loss carryforwards.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2021, federal tax returns remained open for Internal Revenue Service review for tax years after 2017, while state tax returns remain open for review by state taxing authorities for tax years after 2017.  The IRS can examine net operating loss carryforwards from earlier years the extent utilized in years after 2017. During 2019, the Company was notified that its 2017 federal income tax return was selected for examination. In the second quarter of 2021, the IRS completed their review with no changes to the reported tax.. There were no other federal or state income tax audits being conducted as of December 31, 2021.

The Company completed its analysis and review of all tax positions taken through December 31, 2021 and does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns.

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

As a result of these transactions, the Company recognized in the year ended December 31, 2020 a deemed dividend of $713,212 resulting from the excess of the fair value of the common stock over the intrinsic value of the warrants.

11. CONTINGENCIES AND OTHER UNCERTAINTIES

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

12. PROMISSORY NOTE- PAYCHECK PROTECTION PROGRAM

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

As a result of the PPP promissory note forgiveness, the Company recognized in the year ended December 31, 2021 a gain from the extinguishment of the loan, including accrued interest, of $1,931,825.

13. SUBSEQUENT EVENTS

Prommissory Notes- Related Parties

FlexShopper, LLC, previously entered into a commitment letter agreement with NRNS Capital Holdings LLC (“NRNS”) pursuant to which FlexShopper LLC issued a subordinated promissory note to NRNS (the “NRNS Note”) (See Note 5). On February 2, 2022, FlexShopper, LLC executed an amendment to the NRNS Note. This amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 (the principal amount which was outstanding as of December 31, 2021) to $11,000,000. No other changes were made to the NRNS Note.

Loan Payable Under Credit Agreement

On March 6, 2015, the Company, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended and supplemented from time to time, the “Credit Agreement”) with Wells Fargo Bank, National Association, as paying agent, various lenders from time to time party thereto, and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender. See Note 6

On March 8, 2022, pursuant to Amendment No. 15 to Credit Agreement, the Commitment Amount was increased to be up to $82,500,000. The incremental increase in the Commitment Amount was provided by WE 2022-1, LLC, as an additional lender under the Credit Agreement. WE 2022-1, LLC is an affiliate of Waterfall Asset Management, LLC. No other changes were made to the Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9.A. Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2021.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2022 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11. Executive Compensation.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2022 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers” and “The Board of Directors and Its Committees.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2022 Annual Meeting of Stockholders: “Equity Compensation Plan Table” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2022 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2022 Annual Meeting of Stockholders: “Proposal 4−Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3) Exhibits: The following is a list of exhibits filed as a part of this Annual Report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
3.5	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
3.6	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017 and incorporated herein by reference)
3.7

Certificate of Designations for Series 2 Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)

4.1	Description of the FlexShopper, Inc. Securities Registered under Section 12 of the Securities Exchange Act (previously filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 3, 2020 and incorporated herein by reference)
10.1	Credit Agreement, dated as of March 6, 2015, by and among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)

10.2	Investor Rights Agreement, dated as of March 6, 2015, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.3	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among the Company and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.4	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.5	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.6+	Executive Employment Agreement, dated December 1, 2015, by and between the Company and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.7	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.8+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.9+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.10+	Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)
10.11+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.12+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.13	Amendment No. 4 to the Credit Agreement and Waiver, dated March 29, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.14	Investor Rights Agreement, dated as of June 10, 2016, by and among FlexShopper, Inc., B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2016 and incorporated herein by reference).
10.15	Omnibus Amendment, dated January 27, 2017, by and among FlexShopper 2, LLC, FlexShopper, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
10.16+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 and incorporated herein by reference)
10.17	Letter Agreement, dated January 9, 2018, by and between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.18	Form of Commitment Letter and Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.19+	2018 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2018)
10.20	Amendment No. 6 to Credit Agreement, dated April 3, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)

10.21	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)
10.22	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018 and incorporated herein by reference)
10.23	Amendment No. 8 to Credit Agreement, dated August 29, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.24	Amendment No. 2 to Investor Rights Agreement, dated August 27, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.25	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.26	Amendment No. 9 to Credit Agreement, dated September 22, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2018 and incorporated herein by reference)
10.27	Amendment No. 10 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2018 and incorporated herein by reference)
10.28	Amendment No. 11 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.29	Form of Commitment Letter and Subordinated Promissory Note, dated January 25, 2019, issued by FlexShopper, LLC to 122 Partners, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.30	Office Lease, dated January 29, 2019, between FlexShopper, LLC and Mainstreet CV North 40, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.31	Consulting Agreement, dated as of February 19, 2019, between the Company and XLR8 Capital Partners LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.32	Form of Commitment Letter and Subordinated Promissory Note, dated February 19, 2019, issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.33	Amendment No. 1 to 2018 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed March 25, 2019)
10.34	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019 and incorporated herein by reference)
10.35+	Employment Agreement, dated September 20, 2019, between FlexShopper, Inc. and Richard House, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference)
10.36	Form of Warrant Amendment and Exchange Agreement, dated as of December 30, 2019, amount FlexShopper, Inc. and the Holders signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2019 and incorporated herein by reference)
10.37+	Employment Agreement, dated January 1, 2020, by and between the Company and Harold Russell Heiser, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020 and incorporated herein by reference)
10.38	Amendment to Consulting Agreement, dated February 19, 2019, between the Company and XLR8 Capital Partners LLC. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.39	Form of Commitment Letter and Promissory Note between FlexShopper, LLC and Customer Bank. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).

10.40	Amendment to Subordinated Debt Financing Letter Agreement issued by FlexShopper, LLC to 122 Partners, LLC. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.41	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020 and incorporated herein by reference).+
10.42	Amendment of Consulting Agreement, dated August 30, 2020, between FlexShopper, Inc. and XLR8 Capital Partners, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 and incorporated herein by reference).
10.43	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, as company, Wells Fargo Bank, National Association, as paying agent, various lenders from time to time party thereto, and WE 2014-1, LLC, as administrative agent, as conformed through Omnibus Amendment dated January 29, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2021 and incorporated herein by reference).
10.44

Amendment No. 13 to Credit Agreement, dated February 26, 2020, between FlexShopper 2, LLC and WE 2014-1, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).

10.45	Amendment No. 2 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).
10.46	Amendment to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).
10.47+	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2021 and incorporated herein by reference).
10.48	Amendment No. 14 to Credit Agreement, dated December 28, 2021, between FlexShopper 2, LLC and WE 2014-1, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021 and incorporated herein by reference).
10.49	Amendment dated February 2, 2022 to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2022 and incorporated herein by reference).
10.50 +	Amended and Restated Employment Agreement, dated as of February 23, 2022, between FlexShopper, Inc. and Richard House Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated herein by reference).
10.51 +	Amended and Restated Employment Agreement, dated as of February 23, 2022, between FlexShopper, Inc. and H. Russell Heiser Jr. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated herein by reference).
10.52	Amendment No. 15 to Credit Agreement, dated as of March 8, 2022, between FlexShopper 2, LLC, as borrower, WE 2014-1, LLC, as administrative agent and lender, and WE 2022-1, LLC, as lender.( (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2022 and incorporated herein by reference).
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification - Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Indicates a management contract or any compensatory plan contract or arrangement.
*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: March 30, 2022	By:	/s/ Richard House, Jr.
Richard House, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Richard House, Jr.	Chief Executive Officer	March 30, 2022
Richard House, Jr.	(Principal Executive Officer)

/s/ H. Russell Heiser, Jr.	Chief Financial Officer	March 30, 2022
H. Russell Heiser, Jr.	(Principal Financial and Accounting Officer)

/s/ James D. Allen	Director	March 30, 2022
James D. Allen

/s/ Howard S. Dvorkin	Chairman of the Board of Directors	March 30, 2022
Howard S. Dvorkin

/s/ Sean Hinze	Director	March 30, 2022
Sean Hinze

/s/ T. Scott King	Director	March 30, 2022
T. Scott King

/s/ Thomas O. Katz	Director	March 30, 2022
Thomas O. Katz