Form 10-K/A
period 2021-12-31
FlexShopper, Inc.
filed 2022-04-29
CIK 1397047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of the Registrant’s common stock, as of April 27, 2022, was 21,605,234.

Documents incorporated by reference: None

Auditor Name: EisnerAmper LLP	Auditor Location: Iselin, New Jersey	Auditor Firm ID: 274

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the FlexShopper, Inc. (“FlexShopper” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2021. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION CONCERNING DIRECTORS

Set forth below is background information for each current director, as well as information regarding additional experience, qualifications, attributes or skills that led the Board of Directors to conclude that such director should serve on the Board.

Howard S. Dvorkin has been a director since December 2018 and serves as the Chairman of the Board. Mr. Dvorkin is a serial entrepreneur, a two-time author, personal finance expert and Chairman of Debt.com. He has focused his professional endeavors in the consumer finance, technology, media and real estate industries. He has created successful businesses in these sectors including Debt.com, Financial Apps, Consolidated Credit, Start Fresh Today and Lifestyle Magazines, among others. He has played an instrumental role in the drafting of both state and federal legislation and was a consultant to the Board of Directors for the Association of Credit Counseling Professionals and the past president of the Association of Independent Consumer Credit Counseling Agencies (AICCCA). Mr. Dvorkin dedicates time to the National Leadership Council at American University, and the Kogod School of Business has inducted him into the prestigious 1923 Society at American University. He graduated from the University of Miami with a Master’s degree in Business Administration and received his Bachelor of Science degree in Accounting from American University. He is currently listed in the Marquis Who’s Who in the Finance Industry and is part of the premier group of certified public accountants who are recognized with the Chartered Global Management Accountant (CGMA) designation. Mr. Dvorkin brings to the Board his extensive knowledge of financial, accounting and operational issues highly relevant to our company’s business. He also brings a proven track record growing successful businesses and a deep background in the consumer finance market.

James D. Allen has been a director since February 2016. Mr. Allen is currently Executive Vice President and CFO of Forestar Group, Inc., a publicly traded residential lot development company with operations in 50 markets and 21 states, since March 2020. Mr. Allen was a Senior Operating Partner of Palm Beach Capital, a private equity investment firm that partners with management teams in middle-market buyouts, recapitalizations and growth equity investments, from November 2018 to February 2020. Mr. Allen previously served as Chief Financial Officer of Hollander Sleep Products, LLC, the largest supplier of utility bedding products in North America, from July 2015 to October 2018. From July 2003 through November 2014, Mr. Allen served as VP Operations and Group CFO of Sun Capital Partners, a leading global private equity firm. From August 2008 through September 2014, Mr. Allen was a Partner and Group CFO of London-based Sun European Partners, the European affiliate of Sun Capital Partners. From July 2002 to July 2003, Mr. Allen was CAO of Mattress Firm, Inc., a leading bedding specialty retailer. Prior to joining Mattress Firm, Inc., Mr. Allen served for eight years in various capacities (President and COO, CFO and President of two operating divisions) at Tandycrafts, Inc., which operated a diversified portfolio of retail and consumer products businesses. Prior to Tandycrafts, Inc., Mr. Allen was a Senior Manager at the accounting firm of Price Waterhouse (now PwC). Mr. Allen received a B.B.A. degree, majoring in management and accounting, from Evangel University in Springfield, Missouri. Mr. Allen brings to the Board proven leadership and management experience and a deep knowledge in audit and accounting matters that make him well qualified to serve as an independent director and as a financial expert on the Board

Sean Hinze has been a director since November 2018. Mr. Hinze is a Senior Vice President in the portfolio management group at PIMCO, focusing on special situations and private equity investments, since 2013. Prior to joining PIMCO, he was an investment banker at Goldman Sachs, covering the technology and financial sectors. He also served six years in the U.S. Army and Air Force, with his last assignment as a Captain and combat adviser to the Iraqi Army. He has eight years of investment and financial services experience and holds an M.B.A. from the Anderson School of Management at the University of California, Los Angeles, and an undergraduate degree in aerospace engineering from the University of Texas at Austin.

Mr. Hinze was appointed to the Board pursuant to the Investor Rights Agreement, dated June 10, 2016 (the “B2 FIE Investor Rights Agreement”), among our company, Brad Bernstein and B2 FIE in connection with B2 FIE’s purchase of our series 2 preferred stock. Pursuant to the B2 FIE Investor Rights Agreement, so long as B2 FIE and its affiliate transferees’ ownership percentage of our outstanding common stock, determined on a fully-diluted basis taking into account the conversion of all outstanding shares of series 1 preferred stock and series 2 preferred stock, exceeds 10%, B2 FIE will have the right to nominate one director to the Board. For more information regarding the B2 FIE Investor Rights Agreement, please refer to our Form 8-K filed with the SEC on June 13, 2016. Mr. Hinze’s extensive knowledge of capital markets and private equity investing in particular makes him well qualified to be a member of the Board.

Thomas O. Katz has been a director since July 2020. He is a member of the law firm of Katz Baskies & Wolf PLLC, in Boca Raton, Florida, where he has been in practice since July 2007, specializing in federal and state tax law. Mr. Katz’s diverse tax practice includes expertise in structuring business transactions. He received a B.S. degree in economics from the Wharton School of the University of Pennsylvania and a J.D. degree from Georgetown University Law Center. Mr. Katz has received numerous honors and recognition as a top tax lawyer in Florida. He has also chaired and been a member of several boards of private foundations and public charities, and their finance and investment committees. Mr. Katz is well qualified to serve as a director of our company due to his substantial knowledge and more than 30 years of working experience in business transactions, as well as corporate controls and governance.

T. Scott King has been a director since November 2014. Mr. King is currently an independent consultant. From April to September 2014, Mr. King served as interim Chief Executive Officer of Gordmans Stores, Inc., an Omaha, Nebraska-based apparel and home décor retailer with approximately 100 stores. Mr. King also served as Chairman of the Board of Gordmans Stores, Inc. during that period. From 2003 through 2014, Mr. King served as Senior Managing Director of Operations of Sun Capital Partners, a Boca Raton-based private equity firm. From 1999 to 2003, he served as President and Chief Executive Officer of Waterlink Inc., an Ohio-based international provider of water and waste water solutions. Prior to his tenure at Waterlink Inc., Mr. King was employed for approximately 20 years with Sherwin-Williams Company, an international manufacturer and retailer of paint and coatings. Mr. King has previously served on the Board of Directors of The Limited, ShopKo, Furniture Brands Inc. and Boston Market. He also served on the Board of Advisors of the State University of New York at Oswego School of Business, where he received his Bachelor of Arts degree in Business. Mr. King brings to the Board his financial and business experience, as well as serving as a director on various boards of directors of public companies, making him a well-qualified candidate to serve on the Board.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Set forth below is background information relating to our executive officers:

Name	Age	Position
Richard House Jr.	58	Chief Executive Officer
H. Russell Heiser Jr.	47	Chief Financial Officer

Richard House Jr. has served as our Chief Executive Officer since October 2019. Mr. House has more than 30 years of experience in consumer lending across a multitude of disciplines and has led businesses from inception to becoming stock exchange-listed public companies. In 1997, he was a co-founder and then President of Atlanticus Holdings (formerly Compucredit Corp.), which has been a significant lender in the prime and non-prime markets in both the United States and the United Kingdom. Under his leadership, Compucredit Corp. became one of the nation’s largest sub-prime issuers of consumer credit. After leaving Atlanticus Holdings in April 2014 and through September 2019, Mr. House was the Chief Executive Officer of Veta Finance, Ltd., a provider of technology solutions to lenders in the United States and the United Kingdom. Prior to Atlanticus Holdings, Mr. House was a Managing Director of the Quantitative Solutions and Consulting Division of Equifax. Mr. House earned a B.S. degree in economics from Georgia Institute of Technology (Georgia Tech) and an M.A. degree in economics from Southern Methodist University.

H. Russell Heiser Jr. has served as our Chief Financial Officer since December 2015. From July 2015 to December 2015, Mr. Heiser served as a consultant to the Company. From 2008 to 2015, Mr. Heiser served as an advisor to family offices in South Florida. In this role, Mr. Heiser focused on venture capital and private equity investments and was responsible for sourcing, financial analysis, transaction execution and management of portfolio companies across a variety of sectors. From 2004 to 2008, Mr. Heiser was an Executive Director in the Investment Banking Division at UBS in New York and, from 2001 to 2004, was an Associate in the Investment Banking Division at Bear, Stearns & Co. in New York. Mr. Heiser received his B.S. degree in Accounting from the University of Richmond and an M.B.A. from Columbia Business School. Over the course of his career, Mr. Heiser has earned both CPA and CFA designations.

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS

Board Independence

The Board of Directors has determined that each of James D. Allen, Sean Hinze, Thomas O. Katz and T. Scott King is an independent director within the meaning of the director independence standards of The Nasdaq Stock Market. Further, the Board has determined that all the members of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent within the meaning of the director independence standards of Nasdaq and the rules of the SEC applicable to each such committee.

Board Leadership Structure

We have a Chairman of the Board who presides at all meetings of the Board. Mr. Dvorkin has served as the Chairman of the Board since January 2019.

We have no formal policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. Our Bylaws permit these positions to be held by the same person, and the Board believes that it is in the best interests of our company to retain flexibility in determining whether to separate or combine the roles of Chairman and Chief Executive Officer based on our circumstances. Similarly, our Bylaws do not require our Board of Directors to appoint a lead independent director and it has not otherwise determined to do so. Our Board of Directors believes that the current leadership structure, which separates the roles of Chairman and Chief Executive Officer, is appropriate. In particular, our Board of Directors believes this structure clearly establishes the individual roles and responsibilities of the Chairman and Chief Executive Officer, streamlines decision-making, enhances accountability of the senior management team to our Board of Directors and emphasizes the independence of our Board of Directors from management. Our Board of Directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide strong, independent oversight of senior management, a highly engaged Board of Directors, and the right balance among (i) effective independent oversight of our business, (ii) our Board’s activities and (iii) consistent corporate leadership. Our Board of Directors is open to different structures that provide such an optimal leadership structure, particularly given the dynamic and competitive environment in which we operate. Our Board of Directors — which consists entirely of independent directors other than Mr. Dvorkin — exercises a strong, independent oversight function. This oversight function is enhanced by the fact that our Audit, Compensation and Nominating and Governance Committees are comprised entirely of independent directors. Our Board of Directors can and will change its leadership structure if it determines that doing so is in the best interest of our company and stockholders.

Policy Governing Security Holder Communications with the Board of Directors

Security holders who wish to communicate directly with the Board, the independent directors of the Board, or any individual member of the Board may do so by sending such communication by certified mail addressed to the Chairman of the Board, the entire Board of Directors, to the independent directors as a group or to the individual director or directors, in each case, c/o Secretary, FlexShopper, Inc., 901 Yamato Road, Suite 260, Boca Raton, Florida 33431. The Secretary reviews any such security holder communication and forwards relevant communications to the addressee.

Policies Regarding Director Nominations

The Board of Directors has adopted a policy concerning director nominations, a copy of which is available at http://investors.flexshopper.com. Set forth below is a summary of certain provisions of this policy, as well as the role the Corporate Governance and Nominating Committee plays in the director nomination process.

Director Qualifications

The Corporate Governance and Nominating Committee is responsible for, among other things: (1) recommending to the Board persons to serve as members of the Board and as members of and chairpersons for the committees of the Board, (2) considering the recommendation of candidates to serve as directors submitted from our stockholders, (3) assisting the Board in evaluating the Board’s and its committee’s performance, (4) advising the Board regarding the appropriate board leadership structure for our company, (5) reviewing and making recommendations to the Board on corporate governance, and (6) reviewing the size and composition of the Board and recommending to the Board any changes it deems advisable.

The Board seeks directors who contribute to the Board’s overall diversity, with diversity being broadly construed to mean a variety of opinions, perspectives, personal and professional experiences and backgrounds, such as gender, race and ethnicity differences, as well as other differentiating characteristics. Candidates should possess professional and personal experience and expertise relevant to our goals, with public company board experience considered a valuable asset for a candidate that is taken into consideration. In evaluating nominations to the Board, our Board also looks for certain personal attributes, such as integrity and ethics in his/her personal and professional life, an established record of professional accomplishment in his/her chosen field, a willingness to commit the time necessary for the performance of the duties of a director and not having other personal or professional commitments that would, in the Corporate Governance and Nominating Committee’s sole judgment, interfere with or limit his/her ability to do so, and the ability to represent the best interests of all of our stockholders and not just one particular constituency or any entity with which the candidate may be affiliated.

Process for Identifying and Evaluating Director Nominees

The Board is responsible for selecting nominees for election to the Board by the stockholders. The Board has delegated the selection process to the Corporate Governance and Nominating Committee, with the expectation that other members of the Board and management may be requested to take part in the process as appropriate. Generally, the Corporate Governance and Nominating Committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisers, through the recommendations submitted by other directors or stockholders, or through such other methods as the Corporate Governance and Nominating Committee deems appropriate. Once candidates have been identified, the Corporate Governance and Nominating Committee confirms that the candidates meet the qualifications for director nominees established by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks, or any other means that the Corporate Governance and Nominating Committee deems to be helpful in the evaluation process. The Corporate Governance and Nominating Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate and finalizes its list of recommended candidates for the Board’s consideration.

Mr. Hinze was appointed to the Board in connection with an investor rights agreement, as further described in his biographical information under the section of this proxy statement titled “Information Concerning Directors and Nominees for Director.”

Procedures for Recommendation of Director Nominees by Stockholders

The policy of the Corporate Governance and Nominating Committee is to consider director candidates properly recommended by stockholders and evaluate such director candidates in the same way it evaluates candidates recommended by other sources. To submit a recommendation to the Corporate Governance and Nominating Committee for a director nominee candidate, a stockholder must make such recommendation in writing and include:

●	as to the stockholder making the recommendation and the beneficial owner, if any, on whose behalf the nomination is made:

●	the name and address of such stockholder, as they appear on our books, and of such beneficial owner;

●	the class or series and number of shares of capital stock of our company which are owned beneficially and of record by such stockholder and such beneficial owner;

●	a description of any agreement, arrangement or understanding with respect to the nomination or proposal between or among such stockholder and/or such beneficial owner, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, including, in the case of a nomination, the nominee;

●	a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the stockholder’s notice by, or on behalf of, such stockholder and such beneficial owners, whether or not such instrument or right shall be subject to settlement in underlying shares of our capital stock, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such stockholder or such beneficial owner, with respect to securities of our company;

●	a representation that the stockholder is a holder of record of stock of our company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination;

●	a representation whether the stockholder or the beneficial owner, if any, intends or is part of a group which intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of our outstanding capital stock required to approve or adopt the proposal or elect the nominee and/or (b) otherwise to solicit proxies or votes from stockholders in support of such proposal or nomination; and

●	any other information relating to such stockholder and beneficial owner, if any, required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for, as applicable, the proposal and/or for the election of directors in an election contest pursuant to and in accordance with Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder; and

●	as to each person whom the stockholder proposes to nominate for election as a director:

●	all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to and in accordance with Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder;

●	such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and why such recommended person meets our criteria and would be able to fulfill the duties of a director.

Recommendations must be sent to the Secretary of our company, c/o FlexShopper, Inc., 901 Yamato Road, Suite 260, Boca Raton, Florida 33431. The Secretary must receive any such recommendation for nomination not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting of stockholders; provided, however, that with respect to a special meeting of stockholders called by us for the purpose of electing directors to the Board of Directors, the Secretary must receive any such recommendation not earlier than the 120th day prior to such special meeting nor later than the later of (1) the close of business on the 90th day prior to such special meeting or (2) the close of business on the 10th day following the day on which a public announcement is first made regarding such special meeting. We will promptly forward any such nominations to the Corporate Governance and Nominating Committee. Once the Corporate Governance and Nominating Committee receives a recommendation for a director candidate, such candidate will be evaluated in the same manner as other candidates and a recommendation with respect to such candidate will be delivered to the Board of Directors.

Policy Governing Director Attendance at Annual Meetings of Stockholders

Each director is encouraged to attend the annual meeting of stockholders in person. Our last annual meeting of stockholders was held on June 9, 2021. All of our directors serving at the time attended last year’s annual meeting.

Code of Ethics for Senior Financial Officers

We have in place a Code of Ethics for Senior Financial Officers (the “Code of Ethics”), which applies to our executive officers (collectively, “Senior Financial Officers”) and is designed to deter wrongdoing and to promote honest and ethical conduct, proper disclosure of financial information and compliance with applicable laws, rules and regulations among the Senior Financial Officers. A current copy of the Code of Ethics is available in our public filings with the SEC. We intend to disclose any amendments to or waivers of a provision of the Code of Ethics by posting such information on our website available at http://investors.flexshopper.com/ and/or in our public filings with the SEC.

Policy on Hedging and Other Speculative Trading

Under our insider trading policy, directors, executive officers and certain other employees above a specified level, as well as persons sharing their households, are prohibited from engaging in hedging or other speculative trading in our securities unless advance approval is obtained from our compliance committee. Prohibited transactions include short sales, options trading, trading on margin or pledging, and hedging or monetization transactions.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

Our Bylaws state that the number of directors constituting the entire Board of Directors shall be determined from time to time by resolution of the Board. The number of directors currently fixed by our Board is five.

Our Board of Directors met five times during the year ended December 31, 2021. No director attended less than 75% of all meetings of the Board and applicable committee meetings in 2021 held during the period for which he was a director.

Committees

The Board of Directors currently has standing Audit, Compensation and Corporate Governance and Nominating Committees. The Board and each standing committee retains the authority to engage its own advisors and consultants. Each standing committee has a charter that has been approved by the Board of Directors. A copy of each committee charter is available at http://investors.flexshopper.com/. Each committee reviews the appropriateness of its charter annually or at such other intervals as such committee determines.

The following table sets forth the current members of the Audit, Compensation and Corporate Governance and Nominating Committees of the Board:

Name	Audit	Compensation	Corporate Governance and Nominating
James D. Allen	Chair	X	X
T. Scott King	X	Chair	X
Thomas O. Katz	X	X	Chair

Audit Committee.    Our Audit Committee consists of Messrs. Allen (Chair), King and Katz. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. Allen as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of our financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of our disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met five times in 2021.

Compensation Committee.    Our Compensation Committee presently consists of Messrs. King (Chair), Allen and Katz, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board has also determined that each member of the Compensation Committee is an independent director within the meaning of Nasdaq’s director independence standards. Mr. King serves as Chairperson of the Compensation Committee. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees our procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements our incentive compensation plans and equity-based plans. The Compensation Committee met one time in 2021.

Corporate Governance and Nominating Committee.    Our Corporate Governance and Nominating Committee consists of Messrs. Katz (Chair), Allen and King. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the Nasdaq director independence standards and applicable rules of the SEC. Mr. Katz serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from our stockholders, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for our company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee did not met in 2021 because of limited matters that were handled by the entire Board.

Role of the Board of Directors in Risk Oversight

Enterprise risks are identified and prioritized by management, and the Board receives periodic reports from our Chief Compliance Counsel and Chief Financial Officer regarding the most significant risks facing our company. These risks include, without limitation, the following:

●	risks and exposures associated with strategic, financial and execution risks and other current matters that may present a material risk to our operations, plans, prospects or reputation;

●	risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters;

●	risks and exposures relating to corporate governance, and management and director succession planning; and

●	risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2021, except that Howard S. Dvorkin inadvertently failed to timely file a Form 4 to reflect a purchase of stock that occurred in June 2021.

Item 11. Executive Compensation.

COMPENSATION AND OTHER INFORMATION CONCERNING DIRECTORS AND OFFICERS

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of compensation we provide should be competitive, reasonable, and appropriate for our business needs and circumstances. The principal elements of our executive compensation program have to date included base salary, short term and long-term compensation in the form of cash, stock options and performance share units.

The following table sets forth information concerning the compensation earned by the individuals that served as our Principal Executive Officer during 2021 and our most highly compensated executive officer other than the individuals who served as our Principal Executive Officer during 2021 (collectively, the “named executive officers”). Other than the named executive officers listed below, no other individuals served as executive officers of our company in 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	TOTAL ($)
Richard House Jr.- Chief Executive Officer	2021	330,000	70,000	430,478	24,175	854,653
	2020	342,692	—	276,091	14,978	633,761
H. Russell Heiser Jr.- Chief Financial Officer	2021	319,615	75,000	186,217	67,933	648,765
	2020	304,763	—	91,968	65,355	462,086

(1)	FASB ASC Topic 718 requires us to determine the overall full grant date fair value of the stock options as of the date of grant based upon the Black-Scholes method of valuation, which total amounts are set forth in the table above, and to then expense that value over the service period over which the stock options become vested. As a general rule, for time-in-service-based stock options, we will immediately expense any stock option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock options. For a description of Topic 718 and the assumptions used in determining the value of the stock options under the Black-Scholes model of valuation, see the notes to our audited financial statements included in our 2021 Annual Report on Form 10-K.
(2)	The amounts set forth in this column consist of medical costs not covered by our insurance, health and life insurance payments and 401k matching contribution.

Outstanding Equity Awards at December 31, 2021

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard House Jr.	140,000	210,000	(1)	1.52	10/08/2029
	200,000			2.53	06/30/2025
	—	225,000		2.38	06/30/2025
	5,000	20,000		2.76	03/03/2031
H. Russell Heiser Jr.	10,000	—		5.00	10/09/2025
	10,000	—		5.00	12/01/2025
	15,000	—		4.02	05/10/2027
	30,000	—		2.95	03/01/2028
	99,584	—		0.84	04/09/2029
	20,000	10,000		0.86	04/23/2029
	120,813	—		0.86	04/23/2029
	90,000	135,000		2.53	06/30/2026
	5,000	20,000		2.76	03/03/2031
	15,000	60,000		2.76	03/03/2031

(1)	Reflects stock options granted as an inducement award for Mr. House to execute his employment agreement.

Employment Agreements and Change of Control Arrangements

The following is a summary of the employment and change of control arrangements with our named executive officers.

Richard House Jr. Employment Agreement. On February 23, 2022, we entered into an amended and restated employment agreement with Richard House Jr. The employment agreement with Mr. House extends for a term expiring on December 31, 2025, and is automatically renewable for three successive one-year terms unless written notice of non-renewal is timely provided by either party. Pursuant to this employment agreement, Mr. House has agreed to devote his full time, attention and efforts to our business and his duties as our Chief Executive Officer. The employment agreement provides that, effective as of January 1, 2022, Mr. House will receive a base salary at an annual rate of $460,000 for services rendered in such position. Pursuant to a short-term incentive plan approved by the Compensation Committee of our Board, Mr. House may be entitled to receive cash bonuses based on the executive meeting and exceeding performance goals relating to the net revenue and EBITDA of our company. The target cash bonus under the short-term incentive plan is up to 50% of Mr. House’s annual base salary (with a maximum bonus payment of 100% of his base salary).

Pursuant to a long-term incentive plan approved by the Compensation Committee of our Board, Mr. House will receive grants of stock options and performance share units (“PSUs”) under our 2018 Omnibus Equity Compensation Plan. Mr. House was granted stock options to purchase such number of shares of our common stock with a fair market value of $345,000, determined using the Black-Scholes formula for fair value as of the February 23, 2022 grant date and a ten-year life, with annual vesting at the rate of 25% over four years, commencing on December 31, 2022. Mr. House was also granted PSUs for shares of our common stock with a fair market value of $690,000, based on the common stock price as of the February 23, 2022 grant date. The PSUs are subject to both performance and time-based vesting. The performance metrics are based on specified EBITDA goals for our company. If we achieve 100% of the performance metrics, 50% of the PSUs will vest (and 50% will be forfeited), with a maximum vesting of 100% of the PSUs if 200% of the target performance is achieved. For the time-based component, the PSUs will vest annually at the rate of 25% over four years, commencing on December 31, 2022.

The employment agreements also provide for termination by us upon death or disability of Mr. House (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon cause, which includes willful misconduct, gross negligence, willful failure to perform duties, fraud/embezzlement, willful policy violation or a breach of the employment agreement. In the event the employment agreement is terminated by us without cause or by the executive for good reason, defined as a material breach of the agreement by us, Mr. House will be entitled to one year’s salary and COBRA reimbursement and immediate vesting of any equity which would have otherwise vested in the one year following the termination.

In the event of a termination without cause or resignation for good reason in either case within three months preceding or 12 months following a change of control of our company, Mr. House will receive two years’ salary, his target bonus, 18 months of COBRA reimbursement and immediate vesting of all outstanding unvested (but non-forfeited) equity awards.

The employment agreement also contains covenants (a) restricting Mr. House from engaging in any activities competitive with our business or soliciting employees or clients during the term of such employment agreements and two years thereafter, (b) prohibiting the executive from disclosure of confidential information regarding us at any time and (c) confirming that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property.

H. Russell Heiser Jr. Employment Agreement. On February 23, 2022, we entered into an amended and restated employment agreement with H. Russell Heiser Jr. The employment agreement with Mr. Heiser extends for a term expiring on December 31, 2025, and is automatically renewable for three successive one-year terms unless written notice of non-renewal is timely provided by either party. Pursuant to this employment agreement, Mr. Heiser has agreed to devote his full time, attention and efforts to our business and his duties as our Chief Financial Officer. The employment agreement provides that, effective as of January 1, 2022, Mr. Heiser will receive a base salary at an annual rate of $360,000 for services rendered in such position. Pursuant to a short-term incentive plan approved by the Compensation Committee of our Board, Mr. House may be entitled to receive cash bonuses based on the executive meeting and exceeding performance goals relating to the net revenue and EBITDA of our company. The target cash bonus under the short-term incentive plan is up to 40% of Mr. House’s annual base salary (with a maximum bonus payment of 80% of his base salary).

Pursuant to a long-term incentive plan approved by the Compensation Committee of our Board, Mr. Heiser will receive grants of stock options and performance share units (“PSUs”) under our 2018 Omnibus Equity Compensation Plan. Mr. Heiser was granted stock options to purchase such number of shares of our common stock with a fair market value of $135,000, determined using the Black-Scholes formula for fair value as of the February 23, 2022 grant date and a ten-year life, with annual vesting at the rate of 25% over four years, commencing on December 31, 2022. Mr. Heiser was also granted PSUs for shares of our common stock with a fair market value of $270,000, based on the common stock price as of the February 23, 2022 grant date. The PSUs are subject to both performance and time-based vesting. The performance metrics are based on specified EBITDA goals for our company. If we achieve 100% of the performance metrics, 50% of the PSUs will vest (and 50% will be forfeited), with a maximum vesting of 100% of the PSUs if 200% of the target performance is achieved. For the time-based component, the PSUs will vest annually at the rate of 25% over four years, commencing on December 31, 2022.

The employment agreements also provide for termination by us upon death or disability of Mr. Heiser (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon cause, which includes willful misconduct, gross negligence, willful failure to perform duties, fraud/embezzlement, willful policy violation or a breach of the employment agreement. In the event the employment agreement is terminated by us without cause or by the executive for good reason, defined as a material breach of the agreement by us, Mr. Heiser will be entitled to one year’s salary and COBRA reimbursement and immediate vesting of any equity which would have otherwise vested in the one year following the termination.

In the event of a termination without cause or resignation for good reason in either case within three months preceding or 12 months following a change of control of our company, Mr. Heiser will receive two years’ salary, his target bonus, 18 months of COBRA reimbursement and immediate vesting of all outstanding unvested (but non-forfeited) equity awards.

The employment agreement also contains covenants (a) restricting Mr. Heiser from engaging in any activities competitive with our business or soliciting employees or clients during the term of such employment agreements and two years thereafter, (b) prohibiting the executive from disclosure of confidential information regarding us at any time and (c) confirming that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property.

Director Compensation

2022 Non-Executive Director Compensation Program

In June 2021, the Compensation Committee of our Board of Directors engaged Lockton Companies, LLC., a global leader in executive compensation consulting services, to review and evaluate the competitiveness of our company’s current executive compensation program for the top leadership positions of the company, along with the non-executive Board of Directors compensation program. The principal purpose for this engagement was to ensure that the terms of the total compensation packages of our executives and non-executive board members created incentive structures aligned with stockholder interests and were consistent with current market practices.

Effective February 16, 2022, our Board of Directors adopted a new 2022 Non-Executive Director Compensation Program in connection with receiving a board compensation report from Lockton Companies, LLC, which utilized compensation data from the latest published National Association of Corporate Directors compensation survey for similarly-sized public companies. Pursuant to our new program, all directors receive the following compensation for their services:

●	annual board service retainer in the amount of $60,000, payable quarterly, which may be paid in either cash or stock options, or a combination of both. The form of payment (i.e., cash, stock options or a combination) will be determined by each director by notice to our Chief Financial Officer at least 15 days prior to the quarterly payment date. The Chairman of the Board will receive an additional $40,000 retainer for annual board service retainer. In the event the form of payment is stock options, the value of the stock options (priced using the Black-Scholes options pricing model) will equal 1.30 times the stated cash compensation. The stock options will have an exercise price equal to the fair market value of our common stock at the time of grant.

●	annual grant of stock options to purchase shares of common stock with a value of $85,000 for the directors and with a value of $150,000 for the Chairman of the Board (priced using the Black-Scholes options pricing model), pursuant to our 2018 Omnibus Equity Compensation Plan. The stock options will have an exercise price equal to the fair market value of our common stock at the time of grant and vest in four equal quarterly installments.

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to our company. The directors will not be paid separate fees for Board and Committee meetings attended.

The following table sets forth information with respect to compensation earned by or awarded to each of our Non-Employee Directors who served on our Board during the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
James D. Allen	50,000	70,021	120,021
Howard S. Dvorkin	-	153,082	153,082
Thomas O. Katz	-	122,362	122,362
T. Scott King	-	122,362	122,362

(1)	FASB ASC Topic 718 requires FlexShopper to determine the overall full grant date fair market value of the options as of the date of grant based upon the Black-Scholes method of valuation, which total amounts are set forth in the table above, and then to expense that value over the service period over which options become exercisable. As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of Topic 718 and the assumptions used in determining the value of the options under the Black-Scholes method of valuation, see the notes to the consolidated financial statements included our Annual Report on Form 10-K.

The following table shows the number of shares subject to vested option awards held by each Non-Employee Director as of December 31, 2021:

Name	Shares Subject to Outstanding Stock Option Awards (#)
James D. Allen	233,428
Howard S. Dvorkin	323,286
Thomas O. Katz	99,558
T. Scott King	293,776

Equity Compensation Plan Table

The following table presents information on our equity compensation plans as of December 31, 2021. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,730,904	(1)	1.88	2,457,030
Inducement award approved by security holder	350,000		1.52	—
Equity compensation plans not approved by security holders	—		—	—
Total	3,080,904		2.06	2,457,030

(1)	Includes outstanding stock options for 159,100 shares of common stock issued under our 2007 Omnibus Equity Compensation Plan, outstanding stock options for 144,000 shares of common stock issued under our 2015 Omnibus Equity Compensation Plan, outstanding stock options for 2,427,804 shares of common stock issued under our 2018 Omnibus Equity Compensation Plan and outstanding stock options for 350,000 shares of common stock issued as an inducement award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our voting stock as of April 27, 2022 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●	each executive officer included in the Summary Compensation Table below;

●	each of our directors; and

●	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o FlexShopper, Inc. at 901 Yamato Road, Suite 260, Boca Raton, Florida 33431. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s Series 1 or Series 2 Preferred Stock) within 60 days after April 27, 2022 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of April 27, 2022 is based upon 21,605,234 shares of common stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock		Number of Shares Underlying Convertible Preferred Stock, Options, performance share units and Warrants		Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Stockholders
B2 FIE V, LLC(1)	—		5,325,888	(2)	5,325,888	19.8%
Waterfall Asset Management, LLC(3)	1,629,547		—		1,629,547	7.5%
Perkins Capital Management, Inc(4)	1,305,530		—		1,305,530	6.0%
Directors and Executive Officers
Howard S. Dvorkin	5,553,275	(5)	2,326,035	(6)	7,879,310	23.2%
James D. Allen	150,000		252,270	(7)	402,270	1.8%
Sean Hinze	—		—		—	*
Thomas O. Katz	66,000		133,881	(8)	199,881	*
T. Scott King	287,000		328,099	(9)	615,099	2.8%
Richard House Jr.	151,401		350,000	(10)	501,401	2.3%
H. Russell Heiser Jr.	816,390		736,884	(11)	1,553,274	3.7%
All directors and executive officers as a group (7 persons)	7,024,066		4,127,169		11,151,235	27.3%

*	Less than one percent of outstanding shares.
(1)	Based solely on the Schedule 13D filed on June 21, 2016 by Pacific Investment Management Company LLC (“PIMCO”). According to the filing, B2 FIE V LLC (“B2 FIE”) was formed solely for the purpose of investing in our company. PIMCO BRAVO Fund II, L.P. (“Bravo II”) is the sole member of B2 FIE and operates as a pooled investment fund and invests (among other things) in operating companies. PIMCO GP XII, LLC (“PIMCO GP”) is the sole general partner of Bravo II. PIMCO is the sole managing member of PIMCO GP and has the power to make voting and investment decisions regarding the shares of our preferred stock held by B2 FIE. Each of Bravo II, PIMCO GP and PIMCO disclaims beneficial ownership of the series 2 preferred stock except to the extent of its pecuniary interest therein. The address for this stockholder is 650 Newport Center Drive, Newport Beach, CA 92660.
(2)	Consists of shares of common stock issuable upon the conversion of 20,000 shares of Series 2 Preferred Stock. Each share of Series 2 Preferred Stock is convertible into 266.2942 shares of common stock, based on the Series 2 Preferred Stock issue price of $1,000 per share and a conversion rate of $3.76 per share.

(3)	Based solely on the Schedule 13D filed by the Waterfall Reporting Persons (as defined below) with the SEC on March 16, 2015 and a Form 4 filed by Waterfall (as defined below) with the SEC on May 23, 2018. Waterfall Eden Master Fund, Ltd. (“WEMF”) owns 883,118 shares of common stock, or approximately 4.1% of outstanding shares of common stock after subsequent dilution. Waterfall Delta Offshore Master Fund, LP (“WDOMF”) owns 495,251 shares of common stock, or approximately 2.3% of outstanding shares of common stock after subsequent dilution. Waterfall Delta GP, LLC (“WDGP”), as general partner of WDOMF, may be deemed to share beneficial ownership of the shares owned by WDOMF. Waterfall Sandstone Fund, LP (“WSF”) owns 251,178 shares of common stock, or approximately 1.2% of outstanding shares of common stock after subsequent dilution. Waterfall Sandstone GP, LLC (“WSGP” and, collectively with WEMF, WDOMF and WSF, the “Waterfall Funds”), as general partner of WSF, may be deemed to share beneficial ownership of the shares owned by WSF. Waterfall Asset Management, LLC (“Waterfall”), as the investment adviser to the Waterfall Funds, and Thomas Capasse and Jack Ross, as members of Waterfall, may be deemed to share beneficial ownership of the 1,629,547 shares of common stock owned by the Waterfall Funds, or approximately 7.6% of outstanding shares of common stock. Because of the relationships described above, Messrs. Capasse and Ross, WEMF, WDGP, WDOMF, WSGP and WSF (collectively, the “Waterfall Reporting Persons”) may be deemed to constitute a “group” within the meaning of Rule 13d-5 under the Exchange Act and, as such, each member of the group could be deemed to beneficially own, in the aggregate, all of the shares of common stock held by members of the group. The Waterfall Reporting Persons do not admit that they constitute a group within the meaning of Rule 13d-5. Each of the Waterfall Reporting Persons disclaims beneficial ownership of the shares of common stock referred to herein that such Reporting Person does not hold directly. Waterfall and Messrs. Capasse and Ross share the power to vote and direct the disposition of the shares owned by the Waterfall Funds. WDGP may be deemed to share the power to vote and direct the disposition of the shares owned by the WDOMF, and WSGP may be deemed to share the power to vote and direct the disposition of the shares owned by WSF. The address for each of the Waterfall-associated companies is c/o Waterfall Management, LLC, 1140 Avenue of the Americas, 7th Floor, New York, NY 10036.
(4)	Based solely on the Schedule 13G filed on February 11, 2021 by Perkins Capital Management, Inc. The address for this stockholder is 730 Lake St E, Wayzata, MN 55391.
(5)	Includes (i) 3,490,758 shares held of record by PITA Holdings LLC, a Florida LLC (“PITA”), and (ii) 2,059,017 shares of common stock held of record by NRNS Capital Holdings, LLC (“NRNS”). Beta Investment Group, Inc., a Florida corporation (“Beta”), is the manager of PITA. Mr. Dvorkin is President of Beta and in such position has the right to direct the vote and disposition of securities owned by PITA. Mr. Dvorkin is the manager of NRNS and in such position has the right to direct the vote and disposition of securities owned by NRNS. Mr. Dvorkin disclaims beneficial ownership of our company’s securities held of record by PITA or NRNS, except to the extent of his pecuniary interest therein.
(6)	Includes (i) 753,697 shares of common stock issuable upon exercise of a warrant held by NRNS, (ii) 1,190,000 shares of common stock issuable upon exercise of a warrant held by PITA, and (iii) 255,346 shares of common stock issuable upon exercise of stock options.
(7)	Consists of vested stock options to purchase 252,270 shares of common stock.
(8)	Consists of vested stock options to purchase 133,881 shares of common stock.
(9)	Consists of vested stock options to purchase 328,099 shares of common stock.
(10)	Consists of vested stock options to purchase 350,000 shares of common stock.
(11)	Consists of (i) 435,397 shares of common stock issuable upon exercise of stock options and (ii) 301,487 shares of common stock issuable upon exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2016, our Board of Directors adopted a written policy with regard to related person transactions, which sets forth our procedures and standards for the review, approval or ratification of any transaction required to be reported in our filings with the SEC or in which one of our executive officers or directors has a direct or indirect material financial interest, with limited exceptions. Our policy is that the Corporate Governance and Nominating Committee shall review the material facts of all related person transactions (as defined in the related person transaction approval policy) and either approve or disapprove of the entry into any related person transaction. In the event that obtaining the advance approval of the Corporate Governance and Nominating Committee is not feasible, the Corporate Governance and Nominating Committee will consider the related person transaction and, if the Corporate Governance and Nominating Committee determines it to be appropriate, may ratify the related person transaction. In determining whether to approve or ratify a related person transaction, the Corporate Governance and Nominating Committee will take into account, among other factors it deems appropriate, whether the related person transaction is on terms comparable to those available from an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Other than as described below, and compensation agreements and other arrangements which are described under the heading “Compensation and Other Information Concerning Directors and Officers” in 2021 there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

Amendments to Credit Agreement involving Waterfall Asset Management

On March 6, 2015, through FlexShopper 2, LLC, our wholly-owned indirect subsidiary (the “Borrower”), we entered into a credit agreement (as amended from time-to-time, the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $57,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Lender was granted a security interest in certain leases as collateral under this Agreement. The lender is an entity affiliated with Waterfall Asset Management, LLC, a large stockholder of our company with the right to designate a representative to attend meetings of the Board of Directors and its committees in a nonvoting observer capacity. Capitalized terms used in this subsection are defined in the Credit Agreement.

On April 1, 2019, the Commitment Termination Date was extended to February 28, 2021. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement, and the interest rate charged on amounts borrowed was set at LIBOR plus 11% per annum.

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

On February 26, 2021, another amendment to the Credit Agreement was signed to extend the deadline to receive approval from a third party to enter into a backup servicer agreement.

On March 8, 2022, pursuant to Amendment No. 15 to Credit Agreement, the Commitment Amount was increased to be up to $82,500,000. The incremental increase in the Commitment Amount was provided by WE 2022-1, LLC, as an additional lender under the Credit Agreement. WE 2022-1, LLC is an affiliate of Waterfall Asset Management, LLC. No other changes were made to the credit agreement.

As of December 31, 2021, $50.5 million in principal was outstanding under the Credit Agreement. During the year ended December 31, 2021, the largest aggregate amount of principal outstanding under the Credit Agreement was $50.5 million, and $6.6 million in principal and $4.2 million in interest were paid during such period, at an average interest rate of 11.2% per annum.

Loans Payable to an Officer and Director

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

As of December 31, 2021, $3,792,923 of principal and accrued unpaid interest was outstanding under the NRNS Note. Interests paid for the NRNS Note were $557,749 for the year 2021.

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

On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022.

On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. No other changes were made to such Note.

As of December 31, 2021, $1,011,439 of principal and accrued and unpaid interest was outstanding under 122 Partners Note. Interests paid for the 122 Partner Note were $148,011 for the year 2021.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed by EisnerAmper for audit and non-audit services in 2021 and 2020, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2021	2020
Audit Fees(1)	$370,290	$253,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$370,290	$253,000

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by our independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. All audit and permitted non-audit services provided by EisnerAmper during 2021 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K/A:

(1) Exhibits: The following is a list of exhibits filed as a part of this 10K-A:

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification - Principal Executive Officer(incorporated herein by reference to Exhibit 31.1 to the Original Form 10-K)
31.2	Rule 13a-14(a) Certification - Principal Financial Officer (incorporated herein by reference to Exhibit 31.2 to the Original Form 10-K)
31.3	Rule 13a-14(a) Certification - Principal Financial Officer*
31.4	Rule 13a-14(a) Certification - Principal Financial Officer*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: April 27, 2022	By:	/s/ Richard House, Jr.
Richard House, Jr.
Chief Executive Officer