Form 10-Q
period 2022-03-31
FlexShopper, Inc.
filed 2022-05-12
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the issuer had a total of 21,605,234 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited operating history, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to maintain compliance with financial covenants under our Credit Agreement;

●	our dependence on the success of our third-party retail partners and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	the impact future inflation will have on our operating results and financial condition;

●	the business and financial impact of the continuing COVID-19 pandemic;

●	the impact increasing interest rates will have on our Credit Agreement; and

●	the other risks and uncertainties described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,319,701	$5,094,642
Accounts receivable, net	29,537,940	26,338,883
Loans receivable	7,137,503	3,560,108
Prepaid expenses	932,019	957,527
Lease merchandise, net	36,597,829	40,942,112
Total current assets	78,524,992	76,893,272

Property and equipment, net	8,423,894	7,841,206
Other assets, net	76,809	77,578
Total assets	$87,025,695	$84,812,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,816,837	$7,982,180
Accrued payroll and related taxes	665,024	391,078
Promissory notes to related parties, net of $0 at 2022 and net of $1,274 at 2021 of unamortized issuance costs, including accrued interest	225,127	1,053,088
Accrued expenses	1,579,036	2,987,646
Lease liability - current portion	181,197	172,732
Total current liabilities	7,467,221	12,586,724

Loan payable under credit agreement to beneficial shareholder, net of $450,679 at 2022 and $413,076 at 2021 of unamortized issuance costs and current portion	55,699,321	50,061,924
Promissory notes to related parties, net of current portion	7,750,000	3,750,000
Deferred income tax liability	178,160	495,166
Lease liabilities net of current portion	1,726,023	1,774,623
Total liabilities	72,820,725	68,668,437

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,605,234 shares at March 31, 2022 and 21,442,278 shares at December 31, 2021	2,161	2,144
Additional paid in capital	39,002,386	38,560,117
Accumulated deficit	(47,603,237)	(45,222,302)
Total stockholders’ equity	14,204,970	16,143,619
	$87,025,695	$84,812,056

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2022	2021
Revenues:
Lease revenues and fees, net	$27,766,312	$32,751,331
Loan revenues and fees, net of changes in fair value	1,188,924	32,339
Total revenues	28,955,236	32,783,670

Costs and expenses:
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	19,160,611	22,463,556
Loan origination costs and fees	425,513	63,397
Marketing	2,014,115	1,832,740
Salaries and benefits	2,964,442	2,909,319
Operating expenses	5,673,202	4,114,424
Total costs and expenses	30,237,883	31,383,436

Operating (loss)/income	(1,282,647)	1,400,234

Interest expense including amortization of debt issuance costs	1,958,068	1,398,997
Income before income taxes	(3,240,715)	1,237
Income taxes	(859,780)	-
Net (loss)/income	(2,380,935)	1,237

Dividends on Series 2 Convertible Preferred Shares	609,777	609,772
Net loss attributable to common and Series 1 Convertible Preferred shareholders	$(2,990,712)	$(608,535)

Basic and diluted loss per common share:
Basic and diluted	$(0.14)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES:
Basic and diluted	21,547,069	21,369,904

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2022 and 2021

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	$38,560,117	$(45,222,302)	$16,143,619
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	305,229	-	305,229
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	-	-	-
Exercise of stock options into common stock	-	-	-	-	162,956	17	137,040	-	137,057
Net loss	-	-	-	-	-	-	-	(2,380,935)	(2,380,935)
Balance, March 31, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,002,386	$(47,603,237)	$14,204,970

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	170,332	$851,660	21,952	$21,952,000	21,359,945	$2,136	$36,843,326	$(48,495,076)	$11,154,046
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	380,263	-	380,263
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	212,923	-	212,923
Exercise of stock options into common stock	-	-	-	-	16,000	2	12,910	-	12,912
Net income	-	-	-	-	-	-	-	1,237	1,237
Balance, March 31, 2021	170,332	$851,660	21,952	$21,952,000	21,375,945	$2,138	$37,449,422	$(48,493,839)	$11,761,381

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(2,380,935)	$1,237
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and impairment of lease merchandise	19,160,611	22,463,556
Other depreciation and amortization	937,062	651,396
Amortization of debt issuance costs	50,603	91,703
Compensation expense related to stock-based compensation and warrants	305,229	593,186
Provision for doubtful accounts	11,831,117	8,833,349
Interest in kind added to promissory notes balance	170,765	9,098
Deferred income tax	(317,006)	-
Net changes in the fair value of loans receivable	523,424	16,993
Changes in operating assets and liabilities:
Accounts receivable	(15,030,174)	(9,727,764)
Loans receivable	(4,100,819)	(118,417)
Prepaid expenses and other	25,658	(53,683)
Lease merchandise	(14,816,328)	(18,961,999)
Security deposits	-	4,280
Lease Liabilities	(2,511)	(1,033)
Accounts payable	(3,165,343)	(4,781,405)
Accrued payroll and related taxes	273,946	208,230
Accrued expenses	(1,405,958)	208,266
Net cash used in operating activities	(7,940,659)	(563,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs and data costs	(1,553,810)	(734,122)
Net cash used in investing activities	(1,553,810)	(734,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	6,800,000	3,500,000
Repayment of loan payable under credit agreement	(1,125,000)	(3,910,000)
Debt issuance related costs	(86,931)	(526,565)
Proceeds from exercise of stock options	137,057	12,912
Proceeds from promissory notes, net of fees	3,000,000	-
Principal payment under finance lease obligation	(2,796)	(1,833)
Repayment of instalment loan	(2,802)	(2,802)
Net cash provided by/used in financing activities	8,719,528	(928,288)

DECREASE IN CASH	(774,941)	(2,225,417)

CASH, beginning of period	5,094,642	8,541,232

CASH, end of period	$4,319,701	$6,315,815

Supplemental cash flow information:
Interest paid	$1,679,296	$1,282,781

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc.’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 30, 2022.

The condensed consolidated balance sheet as of December 31, 2021 contained herein has been derived from audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

FlexLending, LLC participates in a consumer finance program offered by a third-party bank partner. The third-party originates unsecured consumer loans through strategic sales channels. Under this program, FlexLending, LLC purchases a participation interest in each of the loans originated by the third-party.

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The accounts receivable balances consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Accounts receivable	$51,988,768	$54,042,161
Allowance for doubtful accounts	(22,450,828)	(27,703,278)
Accounts receivable, net	$29,537,940	$26,338,883

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. As the lease ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $17,083,567 for the three months ended March 31, 2022 and $7,036,164 for the three months ended March 31, 2021.

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Beginning balance	$27,703,278	$22,138,541
Provision	11,831,117	40,342,618
Accounts written off	(17,083,567)	(34,777,881)
Ending balance	$22,450,828	$27,703,278

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

The net leased merchandise balances consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Lease merchandise at cost	$68,614,211	$72,159,063
Accumulated depreciation	(29,574,842)	(29,505,431)
Impairment reserve	(2,441,540)	(1,711,520)
Lease merchandise, net	$36,597,829	$40,942,112

Cost of lease merchandise sold represents the undepreciated cost of rental merchandise at the time of sale.

Loans receivable – The Company elected the fair value option on its entire loans receivable portfolio purchased from its bank partner. As such, loans receivable is carried at fair value in the condensed consolidated balance sheet with changes in fair value recorded in the condensed consolidated statement of operations. Accrued and unpaid interest and fees are included in loans receivable in the condensed consolidated balance sheets. Management believes the fair value option for its loans portfolio is a better measure of the asset for the Company given the high growth, short duration, quality and funding structure of the loans portfolio. Also, management believes the reporting of these receivables at fair value more closely approximates the true economics of the loans receivables.

Interest and fees are discontinued when loans receivable become contractually 120 or more days past due. The Company charges-off loans at the earlier of when the loans are determined to be uncollectible or when the loans are 120 days contractually past due. Recoveries on loans receivables that were previously charge off are recognized when cash is received. Changes in the fair value of loans receivable include the impact of current period charge offs associated with these receivables.

The Company estimates the fair value of the loans receivable using a discounted cash flow analysis at an individual loan level to more accurately predict future payments. The Company adjusts expected cash flows for estimated losses and servicing costs over the estimated duration of the underlying assets. These adjustments are determined using historical data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Model results may be adjusted by management if the Company does not believe the output reflects the fair value of the instrument, as defined under U.S. GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance.

Further details concerning loans receivable are presented within “Fair Value Measurement” section in this Note.

A third-party bank partner originates our credit product and initially provides all of the funding for the loans. The third-party retains 5% of the balance of all loans originated and sells a 95% loan participation to the Company. The Company services the loans and remits the corresponding portion to the third party. Loan revenues and fees is representative of the Company’s portion of participation in the loans.

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

The breakout of lease revenues and fees, net of lessor bad debt expense, that ties the condensed consolidated statements of operations is shown below:

	Three Months ended
	March 31,
	2022	2021
Lease billings and accruals	$39,597,429	$41,584,680
Provision for doubtful accounts	(11,831,117)	(8,833,349)
Lease revenues and fees	$27,766,312	$32,751,331

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $49,329 for the three months ended March 31, 2022 and $88,521 for the three months ended March 31, 2021.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $1,274 for three months ended March 31, 2022 and $3,183 for the three months ended March 31, 2021, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. Patents are stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years. Intangible assets amortization expense was $769 for the three months ended March 31, 2022 and March 31, 2021.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $984,994 for the three months ended March 31, 2022 and $588,992 for the three months ended March 31, 2021. Capitalized software amortization expense was $621,694 for the three months ended March 31, 2022 and $570,567 for the three months ended March 31, 2021.

Data Costs - The Company buys data from different vendors upon receipt of an application. The data costs directly used to make underwriting decisions are expensed as incurred. Certain data costs that are probable to provide future economic benefit to the Company are capitalized as property and equipment and amortized on a straight-line basis over their estimate useful lives. The probability to provide future economic benefit of the data cost assets is estimated based upon future usage of the information in different areas and products of the Company. At the beginning of the third quarter of 2021, the Company made several changes including the implementation of a more disciplined process around data procurement and storage. Those improvements triggered a change in the estimate of the probability to provide future economic benefit of some data cost.

Capitalized data costs amounted to $293,054 for the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021. Capitalized data costs amortization expense was $88,721 for the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021.

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

Diluted earnings per share is based on the more dilutive of the if-converted method (which assumes conversion of the participating Series 1 Convertible Preferred Stock as of the beginning of the period) or the two-class method (which assumes that the participating Series 1 Convertible Preferred Stock is not converted) plus the potential impact of dilutive non-participating Series 2 Convertible Preferred Stock, options, performance share units and warrants. The dilutive effect of options, performance share units and warrants are computed using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options, performance share units and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options, performance share units or warrants. When there is a loss from continuing operations, potential common shares are not included in the computation of diluted loss per share since they have an anti-dilutive effect.

In computing diluted loss per share for the three months ended March 31, 2022 and the three months ended March 31, 2021, no effect has been given to the issuance of common stock upon conversion or exercise of the Series 2 Convertible Preferred stock as their effect is anti-dilutive.

	Three Months ended
	March 31,
	2022	2021
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,837,559	3,118,730
Common Stock Warrants	2,255,184	2,232,488
Performance Share Units	790,327	-
	13,070,899	11,539,047

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	Three Months ended
	March 31,
	2022	2021
Numerator
Net (loss)/income	$(2,380,935)	$1,237
Convertible Series 2 Preferred Share dividends	(609,777)	(609,772)
Net loss attributable to common and Series 1 Convertible Preferred Shareholders - Numerator for basic and diluted EPS	$(2,990,712)	$(608,535)
Denominator
Denominator for basic and diluted EPS- weighted average shares	21,547,069	21,369,904
Basic EPS	$(0.14)	(0.03)
Diluted EPS	$(0.14)	(0.03)

Stock-Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee and non-employee services (share-based payment transactions) is recognized as a compensation expense in the financial statements as services are performed.

Compensation expense for stock options is determined by reference to the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The Company has elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards.

Compensation expense for performance share units is recognized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant (see Note 9).

Fair Value of Financial Instruments - The carrying value of certain financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

The Company utilizes the fair value option on its entire loans receivable portfolio purchased from its bank partner.

Fair Value Measurements- The Company uses a hierarchical framework that prioritizes and ranks the market observability of inputs used in its fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●

Level 2: Inputs other than Level 1, quoted prices for similar assets or liabilities in active markets,

quoted prices for identical or similar assets and liabilities in markets that are not active,

and model-derived prices whose inputs are observable or whose significant value drivers are observable.

●	Level 3: Unobservable inputs for the asset or liability measured.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation.

The Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 is as follows:

	Fair Value Measurement Using
Financial instruments – As of March 31, 2022 (1)	Level 1	Level 2	Level 3	Carrying Amount
Loans receivable	$-	$-	$7,137,503	$7,137,503

	Fair Value Measurement Using
Financial instruments – As of December 31, 2021 (1)	Level 1	Level 2	Level 3	Carrying Amount
Loans receivable	$-	$-	$3,560,108	$3,560,108

(1)	For cash, accounts receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement increased by unamortized issuance costs and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

The Company primarily estimates the fair value of its loans receivables portfolio using discounted cash flow models that have been internally developed. The models use inputs, such as estimated losses, servicing costs and discount rates, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Certain unobservable inputs may, in isolation, have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. An increase to the net loss rate, servicing cost, or discount rate would decrease the fair value of the Company’s loans receivables. When multiple inputs are used within the valuation techniques for loans receivables, a change in one input in a certain direction may be offset by an opposite change from another input.

The following describes the primary inputs to the discounted cash flow models that require significant judgement:

●	Estimated losses are estimates of the principal payments that will not be repaid over the life of the loans, net of the expected principal recoveries on charged-off receivables. FlexShopper systems monitor collections and portfolio performance data that are used to continually refine the analytical models and statistical measures used in making marketing and underwriting decisions. Leveraging the data at the core of the business, the Company utilizes the models to estimate lifetime credit losses for loans receivables. Inputs to the models include expected cash flows, historical and current performance, and behavioral information. Management may also incorporate discretionary adjustments based on the Company’s expectations of future credit performance.

●	Servicing costs – Servicing costs applied to the expected cash flows of the portfolio reflect the Company estimate of the amount investors would incur to service the underlying assets for the remainder of their lives. Servicing costs are derived from the Company internal analysis of our cost structure considering the characteristics of the receivables and have been benchmarked against observable information on comparable assets in the marketplace.

●	Discount rates – the discount rates utilized in the cash flow analyses reflect the Company estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended March 31, 2022 and December 31, 2021:

	Three months Ended March 31, 2022	Year Ended December 31, 2021
Beginning balance	$3,560,108	$89,445
Purchases of loan participation	4,295,401	3,473,039
Interest and fees (1)	1,712,348	672,272
Collections	(1,906,930)	(907,169)
Net charge off (1)	(164,780)	(146,923)
Net change in fair value (1)	(358,644)	379,444
Ending balance	$7,137,503	$3,560,108

(1)	Included in loan revenues and fees, net of changes in fair value in the condensed consolidated statement of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average
Estimated losses (1)	26.0%	35.0%	34.8%	26.0%	35.0%	34.6%
Servicing costs	-	-	4.0%	-	-	4.6%
Discount rate	-	-	11.4%	-	-	11.1%

(1)	Figure disclosed as a percentage of outstanding principal balance.

(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel (retail and direct-to-consumer).

Other relevant data as of March 31, 2022 and December 31, 2021 concerning loans receivables at fair value are as follows:

	March 31, 2022	December 31, 2021
Aggregate fair value of loans receivables at fair value that are 90 days or more past due	$253,418	$-
Unpaid principal balance of loans receivables at fair value that are 90 days or more past due	372,059	-
Aggregate fair value of loans receivables at fair value in non-accrual status	-	-

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2022, and 2021, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

4. LEASES

Refer to Note 3 to these consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases.

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

In September 2021, FlexShopper entered into a 12-month lease for an office space for approximately 18 people at the Battery at SunTrust Park at Georgia, Atlanta mainly to expand the sales team. The monthly rent for this space is approximately $6,900 per month. This lease is accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The rental expense for the three months ended March 31, 2022 and 2021 was approximately $179,000 and $167,000 respectively. At March 31, 2022, the future minimum annual lease payments are approximately as follows:

2022	$348,000
2023	427,000
2024	435,000
2025	443,000
2026	456,000
Thereafter	774,000
$2,883,000

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets beginning January 1, 2019.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Assets
Operating Lease Asset	Property and Equipment, net	$1,501,756	$1,534,512
Finance Lease Asset	Property and Equipment, net	16,745	18,818
Total Lease Assets		$1,518,501	$1,553,330

Liabilities
Operating Lease Liability - current portion	Current Lease Liabilities	$172,382	$163,939
Finance Lease Liability - current portion	Current Lease Liabilities	8,815	8,793
Operating Lease Liability - net of current portion	Long Term Lease Liabilities	1,715,071	1,761,558
Finance Lease Liability - net of current portion	Long Term Lease Liabilities	10,952	13,065
Total Lease Liabilities		$1,907,220	$1,947,355

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	6
Finance Leases	13.34%	2

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s condensed consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $97,592 and $104,031 for the three months ended March 31, 2022 and March 31, 2021, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Three Months ended
	March 31,
	2022	2021
Cash payments for operating leases	$100,356	$104,573
Cash payments for finance leases	2,796	2,796

Below is a summary of undiscounted operating lease liabilities as of March 31, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2022	$305,086
2023	417,606
2024	430,134
2025	443,038
2026	456,330
2027 and thereafter	773,593
Total undiscounted cash flows	2,825,787
Less: interest	(938,334)
Present value of lease liabilities	$1,887,453

Below is a summary of undiscounted finance lease liabilities as of March 31, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2022	$8,388
2023	9,699
2024	4,782
Total undiscounted cash flows	22,869
Less: interest	(3,102)
Present value of lease liabilities	$19,767

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2022	December 31, 2021
Furniture, fixtures and vehicle	2-5 years	$391,669	$391,669
Website, internal use software and data costs	3 years	17,464,227	16,186,179
Computers and software	3-7 years	2,557,737	2,281,975
		20,413,633	18,859,823
Less: accumulated depreciation and amortization		(13,508,240)	(12,571,947)
Right of use assets, net		1,518,501	1,553,330
		$8,423,894	$7,841,206

Depreciation and amortization expense were $936,293 and $650,627 for the three months ended March 31, 2022 and 2021, respectively.

6. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the 122 Partners Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. No other changes were made to such Note. Principal and accrued and unpaid interest outstanding on the 122 Partners Note was $1,041,252 as of March 31, 2022 and $1,012,533 as of March 31, 2021.

Interests paid for the 122 Partner Note were $32,716 and $39,966 for the three months ended March 31, 2022 and 2021, respectively.

Interests expensed for the 122 Partner Note were $62,529 and $36,989 for the three months ended March 31, 2022 and 2021, respectively.

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the NRNS Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such NRNS Note. Principal and accrued and unpaid interest outstanding on the NRNS Note was $6,933,875 as of March 31, 2022 and $3,797,278 as of March 31, 2021.

Interests paid for the NRNS Note were $151,286 and $150,087 for the three months ended March 31, 2022 and 2021, respectively.

Interests expensed for the NRNS Note were $292,238 and $139,053 for the three months ended March 31, 2022 and 2021, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2022	$-	$225,127
2023	$1,000,000	$-
2024	$6,750,000	$-

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At March 31, 2022, amounts borrowed bear interest at 11.40%.

On March 8, 2022, pursuant to Amendment No. 15 to Credit Agreement, the Commitment Amount was increased to be up to $82,500,000. The incremental increase in the Commitment Amount was provided by WE 2022-1, LLC, as an additional lender under the Credit Agreement. WE 2022-1, LLC is an affiliate of Waterfall Asset Management, LLC. No other changes were made to the credit agreement.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at March 31, 2022, follows:

	March 31, 2022
	Required Covenant	Actual Position
Equity Book Value not less than	$9,636,387	$14,204,970
Liquidity greater than	1,500,000	4,319,701
Cash greater than	500,000	4,319,701
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	4.48

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

As of March 31, 2022, the Company had $1,735,977 available under the Credit Agreement. Credit availability is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. As the Company continues to originate lease agreements, new leases will be eligible for the borrowing base and this will open more availability under the Credit Agreement.

Interest expense incurred under the Credit Agreement amounted to $1,551,844 for the three months ended March 31, 2022, and $1,125,239 for the three months ended March 31, 2021. The outstanding balance under the Credit Agreement was $56,150,000 as of March 31, 2022 and was $36,790,000 as of March 31, 2021. Such amount is presented in the consolidated balance sheet net of unamortized issuance costs of $450,679 and $499,661 as of March 31, 2022 and 2021, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at March 31, 2022.

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

As of March 31, 2022, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of March 31, 2022, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of March 31, 2022 totaled approximately $13,880,950. As of March 31, 2022, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

During the three months ended March 31, 2021, the Company recorded an expense of $212,923 based on a weighted average grant date fair value of $1.77 per warrant.

	Warrants	Expense	Grant date fair value
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 28, 2021	40,000	76,318	1.91
March 31, 2021	40,000	63,010	1.58
	120,000	212,923	1.77

The following table summarizes information about outstanding stock warrants as of March 31, 2022, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,055,184			1 year
$1.25	160,000			1 year
$1.34	40,000			1 year
$1.40	40,000			1 year
$1.54	40,000			1 year
$1.62	40,000			1 year
$1.68	40,000			3 years
$1.69	40,000			1 year
$1.74	40,000			1 year
$1.76	40,000			1 year
$1.91	40,000			1 year
$1.95	40,000			3 years
$2.00	40,000			1 year
$2.01	40,000			1 year
$2.08	40,000			3 years
$2.45	40,000			1 year
$2.53	40,000			1 year
$2.57	40,000			3 years
$2.70	40,000			4 years
$2.78	40,000			1 year
$2.79	40,000			4 years
$2.89	40,000			4 years
$2.93	40,000			1 year
$2.97	40,000			4 years
$3.09	40,000			4 years
$3.17	40,000			4 years
$3.19	40,000			4 years
$3.27	40,000			4 years
$1,250		439	*	1 year
	2,255,184	439

(*)	At March 31, 2022, these warrants were convertible into 116,903 shares of common stock

9. EQUITY COMPENSATION PLANS

In April 2018, the Company adopted the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). The 2018 Plan replaced the Prior Plans. No new awards will be granted under the Prior Plans; however, awards outstanding under the Prior Plans upon approval of the 2018 Plan remain subject to and will be settled with shares under the applicable Prior Plan.

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans.

As of March 31, 2022, the Company granted under its equity compensation plans, stock options and performance share units (the “PSU”) and, approximately 720,000 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense include the following components:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Stock options	$291,283	$380,263
Performance share units	13,946	-
Total stock-based compensation	305,229	380,263

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statement of operations was $305,229 and $380,263 for the three months ended March 31, 2022 and March 31, 2021, respectively. Unrecognized compensation cost related to non-vested options and PSU at March 31, 2022 amounted to approximately $802,271, which is expected to be recognized over a weighted average period of 3.07 years

Stock options:

The fair value of stock-based compensation is recognized as compensation expense by the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Exercise price	$1.53 to 1.71	$2.38 to 2.76
Expected life	6 years	5 years
Expected volatility	66.7%	93%
Dividend yield	0%	0%
Risk-free interest rate	1.8 to 2.4%	0.31 to 0.93%

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

Activity in stock options for the three months period ended March 31, 2022 and March 31, 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	951,944	1.54		-
Exercised	(162,956)	.84		204,030
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		-
Outstanding at March 31, 2022	3,837,559	$1.98	7.34	$925,306
Vested and exercisable at March 31, 2022	2,508,822	$1.25	6.58	$731,891

Outstanding at January 1, 2021	2,595,700	$1.92		$-
Granted	543,397	2.48		-
Exercised	(16,000)	.81		40,010
Forfeited	(4,667)	.82		9,564
Outstanding at March 31, 2021	3,118,730	$2.03	7.39	$2,681,180
Vested and exercisable at March 31, 2021	1,819,541	$1.95	7.68	$2,029,793

The weighted average grant date fair value of options granted during the three month period ended March 31, 2022 and March 31, 2021 was $0.92 and $1.76 per share respectively.

Performance Share Units:

On February 10, 2022, the Compensation Committee of the Board of Directors approved awards of performance share units to certain senior executives of the Company.

For performance share units, which are settled in stock, the number of shares earned is subject to both performance and time-based vesting. For the performance component, the number of shares earned is determined at the end of the periods based upon achievement of specified performance conditions as adjusted EBITDA of the Company. When the performance criteria are met, the award is earned and vests assuming continued employment through the specified service period(s). Shares are issued from the Company’s 2018 Omnibus Equity Compensation Plan upon vesting. The number of performance-based shares which could potentially be issued ranges from 0 up to a maximum of 790,327 of the target awards depending on the specified terms and conditions of the target award.

The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made.

Activity in performance share units for the three months ended March 31, 2022 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2022	-	-
Granted	790,327	$1.53
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at March 31, 2022	790,327	$1.53

10. INCOME TAXES

Effective income tax rates for interim periods are based on our estimate of the applicable annual income tax rate. The Company’s effective income tax rate varies based upon the estimate of our annual taxable earnings and the allocation of those taxable earnings across the various states in which we operate. Changes in the annual allocation of the Company’s activity among these jurisdictions results in changes to the effective tax rate utilized to measure the Company’s income tax provision and deferred tax assets and liabilities

The Company’s effective income tax rate for the three months ended March 31, 2022 was approximately 27%. This was different than the expected federal income tax rate of 21% primarily due to the impact of the valuation allowance provided against our deferred tax assets. Non-taxable income from non-deductible equity compensation and state income taxes also impacted the effective tax rate.

Management believes that certain federal and state deferred tax assets as of March 31, 2022 do not satisfy the realization criteria and has recorded a valuation allowance to reduce the carrying value of the Company’s deferred tax assets to the extent that realization is not more likely than not. Deferred tax liabilities are recorded to the extent that reversing taxable temporary differences cannot be offset with existing deferred tax assets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2021 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In 2021, we began a test to market an unsecured, consumer loan product for our bank partner that would augment our LTO solution. In 2022, based upon the success of this testing, the marketing of our bank partner’s loans has become a strategic solution that we offer to many of our current customers and through our retailer partners.

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to credit provisions, intangible assets, contingencies, litigation, fair value of loans receivable and income taxes.  Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Accounts receivable	$51,988,768	$54,042,161
Allowance for doubtful accounts	(22,450,828)	(27,703,278)
Accounts receivable, net	$29,537,940	$26,338,883

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. In addition, while collections are pursued, the same delinquent customers continue to accrue weekly charges until they are charged off. As the customer account ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $17,083,567 for three months ended March 31, 2022 respectively and $7,036,164 for three months ended March 31, 2021, respectively.

Loans receivable – The Company elected the fair value option on its entire loans receivable portfolio purchased from its bank partner. As such, loans receivable is carried at fair value in the condensed consolidated balance sheet with changes in fair value recorded in the condensed consolidated statement of operations. Accrued and unpaid interest and fees are included in loans receivable in the condensed consolidated balance sheets. Management believes the fair value option for its loans portfolio is a better measure of the asset for the Company given the high growth, short duration, quality and funding structure of the loans portfolio. Also, management believes the reporting of these receivables at fair value more closely approximates the true economics of the loans receivables.

Interest and fees are discontinued when loans receivable become contractually 120 or more days past due. The Company charges-off loans at the earlier of when the loans are determined to be uncollectible or when the loans are 120 days contractually past due. Recoveries on loans receivables that were previously charge off are recognized when cash is received. Changes in the fair value of loans receivable include the impact of current period charge offs associated with these receivables.

The Company estimates the fair value of the loans receivable using a discounted cash flow analysis at an individual loan level to more accurately predict future payments. The Company adjusts expected cash flows for estimated losses and servicing costs over the estimated duration of the underlying assets. These adjustments are determined using historical data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Model results may be adjusted by management if the Company does not believe the output reflects the fair value of the instrument, as defined under U.S. GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance.

A third-party bank partner originates our credit product and initially provides all of the funding for the loans. The third-party retains 5% of the balance of all loans originated and sells a 95% loan participation to the Company. The Company services the loans and remits the corresponding portion to the third party. Loan revenues and fees is representative of the Company’s portion of participation in the loans.

Lease Merchandise - Until all payment obligations required for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable.

Stock-Based Compensation - The fair value of transactions in which the Company exchanges its equity instruments for employee and non-employee services (share-based payment transactions) is recognized as a compensation expense in the financial statements as services are performed.

Compensation expense for stock options is determined by reference to the fair value of an award on the date of grant and is recognized on a straight-line basis over the vesting period. The Company has elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of all stock option awards.

Compensation expense for performance share units is recognized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Key performance metrics for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$39,597,429	$41,584,680	$(1,987,251)	(4.8)
Provision for doubtful accounts	(11,831,117)	(8,833,349)	(2,997,768)	33.9
Net lease billing and fees	$27,766,312	$32,751,331	$(4,985,019)	(15.2)
Loan revenues and fees	1,712,348	49,332	1,663,016	3,371.1
Net changes in the fair value of loans receivable	(523,424)	(16,993)	(506,431)	2,980.2
Net loan revenues	$1,188,924	$32,339	$1,156,585	3,576.4
Total revenues	$28,955,236	$32,783,670	$(3,828,434)	(11.7)
Cost of lease revenues, consisting of depreciation and impairment of lease merchandise	(19,160,611)	(22,463,556)	3,302,945	(14.7)
Loans origination costs and fees	(425,513)	(63,397)	(362,116)	571.2
Gross profit	$9,369,112	$10,256,717	$(887,605)	(8.7)
Gross profit margin	32%	31%

	Three months ended March 31,
	2022	2021	$ Change	% Change
Adjusted EBITDA:
Net (loss)/income	$(2,380,935)	$1,237	$(2,382,172)	(192,576.6)
Income taxes	(859,780)	-	(859,780)	-
Amortization of debt issuance costs	50,603	91,703	(41,100)	(44.8)
Other amortization and depreciation	937,062	651,396	285,666	43.9
Interest expense	1,907,465	1,307,294	600,171	45.9
Stock-based compensation	305,229	380,264	(75,035)	(19.7)
Product/ infrastructure expenses	-	10,000	(10,000)	-
Adjusted EBITDA	$(40,356)	$2,441,894	$(2,482,250)	(101.7)

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

Adjusted EBITDA is a supplemental measure of FlexShopper’s performance that is neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA should not be considered as a substitute for GAAP metrics such as operating income/(loss), net income or any other performance measures derived in accordance with GAAP.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table details operating results for the three months ended March 31, 2022 and 2021:

	2022	2021	$ Change	% Change

Gross lease billings and fees	$39,597,429	$41,584,680	$(1,987,251)	(4.8)
Provision for doubtful accounts	(11,831,117)	(8,833,349)	(2,997,768)	33.9
Net lease billing and fees	$27,766,312	$32,751,331	$(4,985,019)	(15.2)
Loan revenues and fees	1,712,348	49,332	1,663,016	3,371.1
Net changes in the fair value of loans receivable	(523,424)	(16,993)	(506,431)	2,980.2
Net loan revenues	$1,188,924	$32,339	$1,156,585	3,576.4
Total revenues	$28,955,236	$32,783,670	$(3,828,434)	(11.7)
Cost of lease revenue and merchandise sold	(19,160,611)	(22,463,556)	3,302,945	(14.7)
Loans origination costs and fees	(425,513)	(63,397)	(362,116)	571.2
Marketing	(2,014,115)	(1,832,740)	(181,375)	9.9
Salaries and benefits	(2,964,442)	(2,909,319)	(55,123)	1.9
Other operating expenses	(5,673,202)	(4,114,424)	(1,558,778)	37.9
Operating (loss)/income	(1,282,647)	1,400,234	(2,682,881)	(191.6)
Interest expense	(1,958,068)	(1,398,997)	(559,071)	40.0
Income taxes	859,780	-	859,780	-
Net (loss)/income	$(2,380,935)	$1,237	$(2,382,172)	(192,576.6)

FlexShopper originated 30,611 gross leases less same day modifications and cancellations with an average origination value of $532 for the three months ended March 31, 2022 compared to 39,299 gross leases less same day modifications and cancellations with an average origination value of $532 for the comparable period last year. Net lease revenues for the three months ended March 31, 2022 were $27,766,312 compared to $32,751,331 for the three months ended March 31, 2021, representing a decrease of $4,985,019 or 15.2%. In 2022, the average origination value per lease was comparable to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 30% and 21% for the three months ending March 31, 2022 and 2021, respectively.

Net loan revenues for the three months ended March 31, 2022 were $1,188,924 compared to $32,339 for the three months ended March 31, 2021, representing an increase of $1,156,585 or 3,576.4%. In 2021, we began a test for an unsecured consumer loan product with our bank partner. Our bank partner originated 3,848 loans at an average loan value of $1,282 for the three months ended March 31, 2022 compared to 108 loans at an average loan value of $902 for the three months ended March 31, 2021. Our bank partner sold to the Company a 95% participation interest for each loan originated in those periods. In 2022, based upon the success of this testing, we expanded the program mainly in our direct-to-consumer channel.

Cost of lease revenue and merchandise sold for the three months ended March 31, 2022 was $19,160,611 compared to $22,463,556 for the three months ended March 31, 2021, representing an decrease of $3,302,945 or 14.7%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the larger portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the three months ended March 31, 2022 were $2,014,115 compared to $1,832,740 in the three months ended March 31, 2021, an increase of $181,375 or 9.9%. Marketing expenses related to loans in the three months ended March 31, 2022 were $465,123 compared to $16,000 in the three months ended March 31, 2021, an increase of $449,123 or 2,807.0%. The increase is related to the marketing of direct-to-consumer loans which mainly involves direct mailing campaigns. Marketing expenses related to leases in the three months ended March 31, 2022 were $1,548,992 compared to $1,816,740 in the three months ended March 31, 2021, a decrease of $267,748 or 14.7%. The decrease is related to allocating marketing spend to loan originations.

Other operating expenses for the three months ended March 31, 2022 and 2021 included the following:

	2022	2021
Amortization and depreciation	$937,062	$651,396
Computer and internet expenses	1,168,847	668,892
Legal and professional fees	1,344,715	502,038
Merchant bank fees	492,115	440,346
Customer verification expenses	142,757	857,825
Stock-based compensation expense	305,229	380,264
Insurance expense	155,182	95,652
Office and telephone expense	356,434	197,061
Rent expense	179,279	166,473
Travel expense	228,179	58,286
Other	363,403	96,191
Total	$5,673,202	$4,114,424

Computer and internet expenses in the three months ended March 31, 2022 were $1,168,847 compared to $668,892 in the three months ended March 31, 2021, representing an increase of $499,955 or 74.7%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the company.

Legal and professional fees expenses in the three months ended March 31, 2022 were $1,344,715 compared to $502,038 in the three months ended March 31, 2021, representing an increase of $842,677 or 167.9%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics.

Merchant bank fees expenses in the three months ended March 31, 2022 were $492,115 compared to $440,346 in the three months ended March 31, 2021, representing an increase of $51,769 or 11.8%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. During the first quarter of 2022, the Company increased the amount of collection attempts for past due customers.

Travel expenses in the three months ended March 31, 2022 were $228,179 compared to $58,286 in the three months ended March 31, 2021, representing an increase of $169,893 or 291.5%. The increase in travel expense in the first quarter of 2022 is related to the expansion of retail partner rollouts.

Customer verification expenses in the three months ended March 31, 2022 were $142,757 compared to $857,825 in the three months ended March 31, 2021, representing an decrease of $715,068 or 83.4%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. During the third quarter of 2021, several changes including the implementation of a more disciplined process around data procurement and storage were made by the Company. Those improvements triggered a change in the estimate of the probability of future economic benefit of a portion of the data cost. As a result of this change in the estimate regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable that they will provide future economic benefit, the Company capitalized $293,054 of data costs in the quarter ended March 31, 2022. Also, the reduction in the marketing expense for leases for the quarter ended March 31, 2022 contributed to the decrease in customer verification expenses. The underwriting and data science team continues to optimize the costs related to underwriting lease and loan applications.

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

In 2021, we began a test to market an unsecured, consumer loan product for our bank partner that would augment our LTO solution. In 2022, based upon the success of this testing, the marketing of our bank partner’s loans has become a strategic solution that we offer to many of our current customers and through our retailer partners.

To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See the section captioned “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $4,319,701 compared to $6,315,815 at the same date in 2021. As of December 31, 2021, the Company had cash of $5,094,642. The decrease in cash from December 31, 2021, was primarily due to the increase in accounts receivable and lease merchandise acquired.

As of March 31, 2022, the Company had accounts receivable of $51,988,768 offset by an allowance for doubtful accounts of $22,450,828, resulting in net accounts receivable of $29,537,940. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of March 31, 2022, the Company had loans receivable of $7,137,503 which is measured at fair value. The company primarily estimates the fair value of its loans receivable using a discounted cash flow models that have been internally developed.

Credit Agreement

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended from time to time and including the Fee Letter (as defined therein), the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (the “Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s recently collected payments and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may currently borrow up to $82,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On January 29, 2021, pursuant to an amendment to the Credit Agreement, the Commitment Termination Date was extended to April 1, 2024, the Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at LIBOR plus 11% per annum.

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

As of March 31, 2022, the Company had $1,735,977 available under the Credit Agreement.

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

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the 122 Partners Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. No other changes were made to such Note. As of March 31, 2022, $1,041,252 of principal and accrued and unpaid interest was outstanding on the 122 Partners Note.

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the NRNS Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such Note. As of March 31, 2022, $6,933,875 of principal and accrued and unpaid interest was outstanding on the NRNS Note.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $7,940,659 for the three months ended March 31, 2022 primarily due to the purchases of leased merchandise and the change in accounts receivable and accounts payable partially offset by the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts.

Net cash used in operating activities was $563,007 for the three months ended March 31, 2021 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by the purchases of leased merchandise and the change in accounts receivable and accounts payable.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $1,553,810 comprised of $568,816 for the purchase of property and equipment and $984,994 for capitalized software costs.

For the three months ended March 31, 2021, net cash used in investing activities was $734,122 comprised of $145,130 for the purchase of property and equipment and $588,992 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,719,528 for the three months ended March 31, 2022 due to $6,800,000 of funds drawn on the Credit Agreement as well as $3,000,000 of funds drawn on the Promissory Notes offset by loan repayments on the Credit Agreement of $1,125,000.

Net cash used in financing activities was $928,290 for the three months ended March 31, 2021 due to loan repayments on the Credit Agreement of $3,910,000 partially offset by $3,500,000 of funds drawn on the Credit Agreement and payment of debt issuance related costs of $526,656.

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

Also, as of March 31, 2022, the Company had $4,250,000 of commitments available under the NRNS promissory note (see Note 6).

Financial Impact of COVID-19 Pandemic

The COVID-19 Pandemic and the related stimulus programs had an impact on the Company. The immediate impact early in the second quarter of 2020 was a transition to a significant percentage of the Company’s employees working remotely. Fortunately, our South Florida location requires a thorough Hurricane Impact plan enabling all our employees to work remotely, if necessary. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. Throughout the pandemic, FlexShopper rotated select groups of employees into the office in order to adjust to the other business impacts on the business. As of the end of March 2022, approximately 10% of our employees are working remotely.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2022.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of March 31, 2022, the Company had issued warrants exercisable for 1,200,000 shares of its common stock to XLR8 Capital Partners LLC (“XLR8”) pursuant to that certain Consulting Agreement, dated February 19, 2019, by and between the Company and XLR8. The 1,200,000 warrants are exercisable immediately at a weighted average exercise price of $1.74 per share and an exercise price range from $1.25 to $3.27 and will remain exercisable until June 30, 2023. In connection with the issuance of the warrants, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the three months ended March 31, 2022, the Company did not issue any additional warrants as the Consulting Agreement was terminated on August 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2021 and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference).
10.1	Amendment No. 14 to Credit Agreement, dated December 28, 2021, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2022 and incorporated herein by reference).
10.2	Amendment dated February 2, 2022 to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2022 and incorporated herein by reference).
10.3	Amended and Restated Employment Agreement, dated as of February 23, 2022, between FlexShopper, Inc. and Richard House Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated herein by reference).
10.4	Amended and Restated Employment Agreement, dated as of February 23, 2022, between FlexShopper, Inc. and H. Russell Heiser Jr. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated herein by reference).
10.5	Amendment No. 15 to Credit Agreement, dated as of March 8, 2022, between FlexShopper 2, LLC, as borrower, WE 2014-1, LLC, as administrative agent and lender, and WE 2022-1, LLC, as lender (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2022 and incorporated herein by reference).
10.6	Amendment No 3 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification - Principal Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 12, 2022	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)