Form 10-Q
period 2022-06-30
FlexShopper, Inc.
filed 2022-08-10
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the issuer had a total of 21,605,234 shares of common stock outstanding.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,988,308	$4,986,559
Restricted cash	461,649	108,083
Accounts receivable, net	33,050,840	26,338,883
Loans receivable at fair value	22,534,033	3,560,108
Prepaid expenses	1,113,554	957,527
Lease merchandise, net	36,136,995	40,942,112
Total current assets	98,285,379	76,893,272

Property and equipment, net	9,399,753	7,841,206
Other assets, net	76,040	77,578
Deferred tax asset, net	12,244,068	-
Total assets	$120,005,240	$84,812,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,242,163	$7,982,180
Accrued payroll and related taxes	416,734	391,078
Promissory notes to related parties, net of $0 at 2022 and $1,274 at 2021 of unamortized issuance costs, including accrued interest	1,167,871	1,053,088
Accrued expenses	4,777,278	2,987,646
Lease liability - current portion	189,804	172,732
Total current liabilities	11,793,850	12,586,724

Loan payable under credit agreement to beneficial shareholder, net of $394,396 at 2022 and $413,076 at 2021 of unamortized issuance costs	66,755,604	50,061,924
Promissory notes to related parties, net of current portion	10,750,000	3,750,000
Deferred income tax liability	178,160	495,166
Lease liabilities net of current portion	1,675,959	1,774,623
Total liabilities	91,153,573	68,668,437

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,605,234 shares at June 30, 2022 and 21,442,278 shares at December 31, 2021	2,161	2,144
Additional paid in capital	39,259,862	38,560,117
Accumulated deficit	(33,214,016)	(45,222,302)
Total stockholders’ equity	28,851,667	16,143,619
	$120,005,240	$84,812,056

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Revenues:
Lease revenues and fees, net	$30,468,476	$30,662,470	$58,234,788	$63,413,801
Loan revenues and fees, net of changes in fair value	6,079,675	26,083	7,268,599	58,422
Total revenues	36,548,151	30,688,553	65,503,387	63,472,223

Costs and expenses:
Cost of lease revenues and merchandise sold	18,207,305	19,490,864	37,367,916	41,954,420
Loan origination costs and fees	804,228	111,787	1,229,741	175,184
Marketing	3,770,820	1,914,095	5,784,935	3,746,835
Salaries and benefits	3,014,920	2,747,005	5,979,362	5,656,324
Operating expenses	5,748,286	5,213,789	11,421,488	9,328,213
Total costs and expenses	31,545,559	29,477,540	61,783,442	60,860,976

Operating income	5,002,592	1,211,013	3,719,945	2,611,247

Gain on extinguishment of debt	-	1,931,825	-	1,931,825
Interest expense including amortization of debt issuance costs	(2,347,838)	(1,222,400)	(4,305,906)	(2,621,397)
Income /(loss) before income taxes	2,654,754	1,920,438	(585,961)	1,921,675
Benefit /(expense) from income taxes	11,734,467	(978,244)	12,594,247	(978,244)
Net income	14,389,221	942,194	12,008,286	943,431

Dividends on Series 2 Convertible Preferred Shares	(609,777)	(609,773)	(1,219,554)	(1,219,545)
Net income/(loss) attributable to common and Series 1 Convertible Preferred shareholders	$13,779,444	332,421	10,788,732	(276,114)

Basic and diluted income/(loss) per common share:
Basic	$0.63	0.02	0.49	(0.01)
Diluted	0.51	$0.01	0.42	(0.01)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,605,234	21,605,461	21,576,312	21,375,096
Diluted	27,898,824	23,603,477	28,193,268	21,375,096

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2022 and 2021

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	$38,560,117	$(45,222,302)	$16,143,619
Provision for compensation expense related to stock options	-	-	-	-	-	-	305,229	-	305,229
Exercise of stock options into common stock	-	-	-	-	162,956	17	137,040	-	137,057
Net loss	-	-	-	-	-	-	-	(2,380,935)	(2,380,935)
Balance, March 31, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,002,386	$(47,603,237)	$14,204,970
Provision for compensation expense related to stock options	-	-	-	-	-	-	257,476	-	257,476
Net income	-	-	-	-	-	-	-	14,389,221	14,389,221
Balance, June 30, 2022	170,332	851,660	21,952	21,952,000	21,605,234	2,161	39,259,862	(33,214,016)	28,851,667

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	170,332	$851,660	21,952	$21,952,000	21,359,945	$2,136	$36,843,326	$(48,495,076)	$11,154,046
Provision for compensation expense related to stock options	-	-	-	-	-	-	380,263	-	380,263
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	212,923	-	212,923
Exercise of stock options into common stock	-	-	-	-	16,000	2	12,910	-	12,912
Net income	-	-	-	-	-	-	-	1,237	1,237
Balance, March 31, 2021	170,332	$851,660	21,952	$21,952,000	21,375,945	$2,138	$37,449,422	$(48,493,839)	$11,761,381
Provision for compensation expense related to stock options	-	-	-	-	-	-	249,222	-	249,222
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	191,926	-	191,926
Exercise of stock options into common stock	-	-	-	-	5,333	-	4,214	-	4,214
Net income	-	-	-	-	-	-	-	942,194	942,194
Balance, June 30, 2021	170,332	$851,660	21,952	$21,952,000	21,381,278	$2,138	$37,894,784	$(47,551,645)	$13,148,937

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,008,286	$943,431
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and impairment of lease merchandise	37,367,916	39,064,981
Other depreciation and amortization	2,059,323	1,324,049
Amortization of debt issuance costs	106,886	134,580
Compensation expense related to stock-based compensation and warrants	562,705	1,034,334
Provision for doubtful accounts	27,563,993	18,778,392
Proceeds from sale of lease receivables	6,604,507	-
Interest in kind added to promissory notes balance	113,509	9,461
Deferred income tax	(12,561,074)	378,859
Gain on debt extinguishment	-	(1,931,825)
Net changes in the fair value of loans receivable at fair value	(2,457,851)	58,575
Changes in operating assets and liabilities:
Accounts receivable	(40,880,457)	(21,775,777)
Loans receivable at fair value	(16,516,074)	(179,141)
Prepaid expenses and other	(155,773)	(174,222)
Lease merchandise	(32,562,799)	(33,875,960)
Security deposits	-	4,280
Lease liabilities	(5,091)	(2,598)
Accounts payable	(2,740,017)	(4,105,547)
Accrued payroll and related taxes	25,656	438,010
Accrued expenses	1,794,983	(158,248)
Net cash used in operating activities	(19,671,372)	(34,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs and data costs	(3,687,241)	(1,367,154)
Net cash used in investing activities	(3,687,241)	(1,367,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	17,800,000	3,500,000
Repayment of loan payable under credit agreement	(1,125,000)	(4,975,000)
Debt issuance related costs	(86,932)	(526,565)
Proceeds from exercise of stock options	137,057	17,126
Proceeds from promissory notes, net of fees	7,000,000	-
Principal payment under finance lease obligation	(5,592)	(2,457)
Repayment of installment loan	(5,605)	(5,603)
Net cash provided by/(used in) financing activities	23,713,928	(1,992,499)

INCREASE / (DECREASE) IN CASH and RESTRICTED CASH	355,315	(3,394,019)

CASH and RESTRICTED CASH, beginning of period	5,094,642	8,541,232

CASH and RESTRICTED CASH, end of period	$5,449,957	$5,147,213

Supplemental cash flow information:
Interest paid	$3,953,765	$2,506,589

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the six months ended June 30, 2022 and 2021

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

Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Restricted Cash – The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of June 30, 2022 and December 31, 2021 consists primarily of cash required by our third-party banking partner to cover obligations related to loan participation.

The reconciliation of cash and restricted cash is as follows:

	June 30, 2022	December 31, 2021

Cash	$4,988,308	$4,986,559
Restricted cash	461,649	108,083
Total cash and restricted cash	$5,449,957	$5,094,642

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

Accounts Receivable and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The accounts receivable balances consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Accounts receivable	$47,515,013	$54,042,161
Allowance for doubtful accounts	(14,464,173)	(27,703,278)
Accounts receivable, net	$33,050,840	$26,338,883

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. As the lease ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $23,719,531 and $40,803,098 for the three and six months ended June 30, 2022, respectively, and $1,980,196 and $9,016,360 for the three and six months ended June 30, 2021, respectively.

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Beginning balance	$27,703,278	$22,138,541
Provision	27,563,993	40,342,618
Accounts written off	(40,803,098)	(34,777,881)
Ending balance	$14,464,173	$27,703,278

Lease Merchandise, net - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable.

The net leased merchandise balances consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Lease merchandise at cost	$69,525,102	$72,159,063
Accumulated depreciation	(30,307,129)	(29,505,431)
Impairment reserve	(3,080,978)	(1,711,520)
Lease merchandise, net	$36,136,995	$40,942,112

Cost of lease revenue and merchandise sold represents the depreciation and impairment of lease merchandise and the undepreciated cost of rental merchandise at the time of sale.

Loans receivable at fair value – The Company elected the fair value option on its entire loans receivable portfolio purchased from its bank partner. As such, loans receivable is carried at fair value in the condensed consolidated balance sheets with changes in fair value recorded in the condensed consolidated statements of operations. Accrued and unpaid interest and fees are included in loans receivable at fair value in the condensed consolidated balance sheets. Management believes the reporting of these receivables at fair value more closely approximates the true economics of the loans receivables.

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

Further details concerning loans receivable at fair value are presented within “Fair Value Measurement” section in this Note.

A third-party bank partner originates our credit product and initially provides all of the funding for the loans. The third-party retains a portion of the balance of all loans originated and sells the remaining portion for the Company to participate in. The Company services the loans and remits the corresponding portion to the third party. Loan revenues and fees is representative of the Company’s portion of participation in the loans.

Net changes in the fair value of loans receivables at fair value, which is included in the consolidated statement of operation in the line “loan revenues and fees, net of changes in fair value” was a gain of $2,981,275 and gain of $2,457,851 for the three and six months ended June 30, 2022, respectively, and a loss of $41,583 and a loss of $58,575 for the three and six month ended June 30, 2021, respectively.

Lease accounting

The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 Leases (Topic 842). Under Topic 842, lessees are required to recognize leases at the commencement date as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Under the same Topic, lessors are also required to classify leases. All customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. An operating lease results in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on the lessor’s balance sheet and continues to depreciate.

The breakout of lease revenues and fees, net of lessor bad debt expense, that ties to the condensed consolidated statements of operations is shown below:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Lease billings and accruals	$39,596,845	$40,607,513	$79,194,274	$82,192,193
Provision for doubtful accounts	(15,732,876)	(9,945,043)	(27,563,993)	(18,778,392)
Gain on sale of lease receivables	6,604,507	-	6,604,507	-
Lease revenues and fees	$30,468,476	$30,662,470	$58,234,788	$63,413,801

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $56,283 and $105,612 for the three and six months ended June 30, 2022, respectively, and $41,603 and $130,124 for the three and six months ended June 30, 2021, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $0 and $1,274 for three and six months ended June 30, 2022, respectively, and $1,273 and $4,456 for the three and six months ended June 30, 2021, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. The patent is stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years. Intangible assets amortization expense was $769 and $1,538 for the three and six months ended June 30, 2022 and June 30, 2021, respectively.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,285,088 and $2,270,082 for the three and six months ended June 30, 2022, respectively, and $526,723 and $1,115,715 for the three and six months ended June 30, 2021, respectively. Capitalized software amortization expense was $683,161 and $1,304,855 for the three and six months ended June 30, 2022, respectively, and $583,437 and $1,154,004 for the three and six months ended June 30, 2021, respectively.

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

Capitalized data costs amounted to $469,650 and $762,704 for the three and six months ended June 30, 2022, respectively, and $0 for the three and six months ended June 30, 2021. Capitalized data costs amortization expense was $120,938 and $209,659 for the three and six months ended June 30, 2022, respectively, and $0 for the three and six months ended June 30, 2021.

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

Per Share Data - Per share data is computed by use of the two-class method as a result of outstanding Series 1 Convertible Preferred Stock, which participates in dividends with the common stock and accordingly has participation rights in undistributed earnings as if all such earnings had been distributed during the period (see Note 8). Under such method income available to common shareholders is computed by deducting both dividends declared or, if not declared, accumulated on Series 2 Convertible Preferred Stock from net income. Loss attributable to common shareholders is computed by increasing net loss by such dividends. Where the Company has a net loss, as the participating Series 1 Convertible Preferred Stock has no contractual obligation to share in the losses of the Company, there is no loss allocation between common stock and Series 1 Convertible Preferred Stock.

Basic earnings per common share is computed by dividing net income/ (loss) available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding during the period.

Diluted earnings per share is based on the more dilutive of the if-converted method (which assumes conversion of the participating Series 1 Convertible Preferred Stock as of the beginning of the period) or the two-class method (which assumes that the participating Series 1 Convertible Preferred Stock is not converted) plus the potential impact of dilutive non-participating Series 2 Convertible Preferred Stock, options, performance share units and warrants. The dilutive effect of Series 2 Convertible Preferred Stock is computed using the if-converted method. The dilutive effect of options, performance share units and warrants are computed using the treasury stock method, which assumes the repurchase of common shares at the average market price during the period. Under the treasury stock method, options, performance share units and warrants will have a dilutive effect when the average price of common stock during the period exceeds the exercise price of options, performance share units or warrants. When there is a loss from continuing operations, potential common shares are not included in the computation of diluted loss per share since they have an anti-dilutive effect.

The following table reflects the number of common shares issuable upon conversion or exercise.

	June 30,
	2022	2021
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,936,083	3,117,310
Common Stock Warrants	2,255,184	2,352,488
Performance Share Units	790,327	-
	13,169,423	11,657,627

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2022 and 2021:

	Six Months ended
	June 30,
	2022	2021
Numerator
Net income	$12,008,286	$943,431
Series 2 Convertible Preferred Stock dividends	(1,219,554)	(1,219,545)
Net income/(loss) attributable to common and Series 1 Convertible Preferred Stock	10,788,732	(276,114)
Net income attributable to Series 1 Convertible Preferred Stock	(124,057)	-
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	12,599	-
Net income/(loss) attributable to common shares- Numerator for basic EPS	10,677,274	$(276,114)
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	1,219,554	-
Net income/(loss) attributable to common shares after assumed conversions- Numerator for diluted EPS	11,896,828	(276,114)
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,576,312	21,375,096
Effect of dilutive securities:
Series 2 Convertible Preferred Stock	5,845,695	-
Series 1 Convertible Preferred Stock	225,231	-
Common stock options and performance share units	355,753	-
Common stock warrants	190,277	-
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	28,193,268	21,375,096
Basic EPS	$0.49	$(0.01)
Diluted EPS	$0.42	$(0.01)

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2022 and 2021:

	Three Months ended
	June 30,
	2022	2021
Numerator
Net income	$14,389,221	$942,194
Series 2 Convertible Preferred Stock dividends	(609,777)	(609,773)
Net income attributable to common and Series 1 Convertible Preferred Stock	13,779,444	332,421
Net income attributable to Series 1 Convertible Preferred Stock	(148,457)	(9,822)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	6,291	6,357
Net income attributable to common shares- Numerator for basic EPS	13,637,278	328,956
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	609,777	-
Net income attributable to common shares after assumed conversions - Numerator for diluted EPS	$14,247,055	$328,956
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,605,234	21,605,461
Effect of dilutive securities
Series 2 Convertible Preferred Stock	5,845,695	-
Series 1 Convertible Preferred Stock	225,231	-
Common stock options and performance share units	222,664	1,156,512
Common stock warrants	-	841,504
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator for diluted EPS	27,898,824	23,603,477
Basic EPS	$0.63	$0.02
Diluted EPS	$0.51	$0.01

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

Fair Value of Financial Instruments - The carrying value of certain financial instruments such as cash, accounts receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 is as follows:

	Fair Value Measurement Using
Financial instruments – As of June 30, 2022 (1)	Level 1	Level 2	Level 3	Carrying Amount
Loans receivable at fair value	$-	$-	$22,534,033	$16,487,838

	Fair Value Measurement Using
Financial instruments – As of December 31, 2021 (1)	Level 1	Level 2	Level 3	Carrying Amount
Loans receivable at fair value	$-	$-	$3,560,108	$3,151,184

(1)

For cash, accounts receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

●

Servicing costs – Servicing costs applied to the expected cash flows of the portfolio reflect the Company’s estimate of the amount investors would incur to service the underlying assets for the remainder of their lives. Servicing costs are derived from the Company internal analysis of our cost structure considering the characteristics of the receivables and have been benchmarked against observable information on comparable assets in the marketplace.

●

Discount rates – the discount rates utilized in the cash flow analyses reflect the Company’s estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended June 30, 2022 and December 31, 2021:

	Six months Ended June 30, 2022	Year Ended December 31, 2021
Beginning balance	$3,560,108	$89,445
Purchases of loan participation	15,211,553	3,309,732
Obligation of loan participation	2,068,413	163,307
Interest and fees(1)	4,810,748	672,272
Collections	(5,574,640)	(907,169)
Net charge off (1)	(1,522,903)	(146,923)
Net change in fair value(1)	3,980,754	379,444
Ending balance	$22,534,033	$3,560,108

(1)	Included in loan revenues and fees, net of changes in fair value in the condensed consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Minimum	Maximum	Weighted Average (2)	Minimum	Maximum	Weighted Average
Estimated losses (1)	8.8%	35.1%	15.6%	26.0%	35.0%	34.6%
Servicing costs	-	-	4.0%	-	-	4.6%
Discount rate	-	-	19.2%	-	-	11.1%

(1)	Figure disclosed as a percentage of outstanding principal balance.
(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of June 30, 2022 and December 31, 2021 concerning loans receivables at fair value are as follows:

	June 30, 2022	December 31, 2021
Aggregate fair value of loans receivables that are 90 days or more past due	$217,398	$-
Unpaid principal balance of loans receivables that are 90 days or more past due	661,727	-
Aggregate fair value of loans receivables in non-accrual status	-	-

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2022, and 2021, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

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

In January 2019, FlexShopper entered into a 108-month lease with an option for one additional five-year term for 21,622 square feet of office space in Boca Raton, FL to accommodate FlexShopper’s business and its employees. The monthly rent for this space is approximately $31,500 with annual three percent increases throughout the initial 108-month lease term beginning on the anniversary of the commencement date.

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

The rental expense for the six months ended June 30, 2022 and 2021 was approximately $339,000 and $324,000 respectively. At June 30, 2022, the future minimum annual lease payments are approximately as follows:

2022	$210,000
2023	427,000
2024	435,000
2025	443,000
2026	456,000
Thereafter	774,000
$2,745,000

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets beginning January 1, 2019.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Assets
Operating Lease Asset	Property and Equipment, net	$1,467,748	$1,534,512
Finance Lease Asset	Property and Equipment, net	14,673	18,818
Total Lease Assets		$1,482,421	$1,553,330

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$181,102	$163,939
Finance Lease Liability – current portion	Current Lease Liabilities	8,702	8,793
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,667,055	1,761,558
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	8,904	13,065
Total Lease Liabilities		$1,865,763	$1,947,355

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	6
Finance Leases	13.35%	2

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s condensed consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $195,033 and $201,171 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Six Months ended
	June 30,
	2022	2021
Cash payments for operating leases	$200,714	$202,007
Cash payments for finance leases	5,592	5,592

Below is a summary of undiscounted operating lease liabilities as of June 30, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2022	$204,729
2023	417,606
2024	430,134
2025	443,038
2026	456,330
2027 and thereafter	773,594
Total undiscounted cash flows	2,725,431
Less: interest	(877,274)
Present value of lease liabilities	$1,848,157

Below is a summary of undiscounted finance lease liabilities as of June 30, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2022	$5,591
2023	9,699
2024	4,782
Total undiscounted cash flows	20,072
Less: interest	(2,466)
Present value of lease liabilities	$17,606

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2022	December 31, 2021
Furniture, fixtures and vehicle	2-5 years	$395,468	$391,669
Website, internal use software and data costs	3 years	19,218,965	16,186,179
Computers and software	3-7 years	2,932,631	2,281,975
		22,547,064	18,859,823
Less: accumulated depreciation and amortization		(14,629,732)	(12,571,947)
Right of use assets, net		1,482,421	1,553,330
		$9,399,753	$7,841,206

Depreciation and amortization expense were $1,121,492 and $671,887 for the three months ended June 30, 2022 and 2021, respectively, and $2,057,785 and $1,322,514 for the six months ended June 30, 2022 and 2021, respectively.

6. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the 122 Partners Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. No other changes were made to such Note. Principal and accrued and unpaid interest outstanding on the 122 Partners Note was $1,014,287 as of June 30, 2022 and $1,011,879 as of June 30, 2021.

Interest paid for the 122 Partner Note were $69,428 and $36,778 for the three months ended June 30, 2022 and 2021, respectively, and $102,144 and $76,744 for the six months ended June 30, 2022 and 2021, respectively.

Interest expensed for the 122 Partner Note were $42,462 and $36,122 for the three months ended June 30, 2022 and 2021, respectively, and $104,991 and $73,111 for the six months ended June 30, 2022 and 2021, respectively.

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the NRNS Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such NRNS Note. Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,903,584 as of June 30, 2022 and $3,794,567 as of June 30, 2021.

Interest paid for the NRNS Note were $382,497 and $138,248 for the three months ended June 30, 2022 and 2021, respectively, and $533,783 and $288,335 for the six months ended June 30, 2022 and 2021, respectively.

Interest expensed for the NRNS Note were $352,207 and $135,538 for the three months ended June 30, 2022 and 2021, respectively, and $644,445 and $274,591 for the six months ended June 30, 2022 and 2021, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2022	$-	$167,871
2023	$1,000,000	$-
2024	$10,750,000	$-

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At June 30, 2022, amounts borrowed bear interest at 11.40%.

On March 8, 2022, pursuant to Amendment No. 15 to Credit Agreement, the Commitment Amount was increased to be up to $82,500,000. The incremental increase in the Commitment Amount was provided by WE 2022-1, LLC, as an additional lender under the Credit Agreement. WE 2022-1, LLC is an affiliate of Waterfall Asset Management, LLC. No other changes were made to the credit agreement.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at June 30, 2022, follows:

	June 30, 2022
	Required Covenant	Actual Position
Equity Book Value not less than	$9,636,387	$28,851,667
Liquidity greater than	1,500,000	4,988,308
Cash greater than	500,000	5,449,957
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	2.71

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

As of June 30, 2022, the Company had $7,826,284 available under the Credit Agreement. Credit availability is subject to a borrowing base which is redetermined from time to time and based on specific advance rates on eligible current assets. As the Company continues to originate lease agreements, new leases will be eligible for the borrowing base and this will open more availability under the Credit Agreement.

Interest expense incurred under the Credit Agreement amounted to $1,896,146 and $3,447,990 for the three and six months ended June 30, 2022, respectively, and $1,006,310 and $2,131,549 for the three and six months ended June 30, 2021, respectively. The outstanding balance under the Credit Agreement was $67,150,000 as of June 30, 2022 and was $50,475,000 as of December 31, 2021. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $394,396 and $413,076 as of June 30, 2022 and December 31, 2021, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at June 30, 2022.

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

As of June 30, 2022, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of June 30, 2022, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of June 30, 2022 totaled approximately $14,490,727. As of June 30, 2022, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

	Warrants	Expense	Grant date fair value
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 29, 2021	40,000	76,318	1.91
March 31, 2021	40,000	63,010	1.58
April 30, 2021	40,000	60,542	1.51
May 31, 2021	40,000	63,156	1.58
June 30, 2021	40,000	68,228	1.71
	240,000	404,849	1.69

The following table summarizes information about outstanding stock warrants as of June 30, 2022, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,055,184			1 year
$1.25	160,000			1 year
$1.34	40,000			1 year
$1.40	40,000			1 year
$1.54	40,000			1 year
$1.62	40,000			1 year
$1.68	40,000			2 years
$1.69	40,000			1 year
$1.74	40,000			1 year
$1.76	40,000			1 year
$1.91	40,000			1 year
$1.95	40,000			2 years
$2.00	40,000			1 year
$2.01	40,000			1 year
$2.08	40,000			4 years
$2.45	40,000			1 year
$2.53	40,000			1 year
$2.57	40,000			3 years
$2.70	40,000			4 years
$2.78	40,000			1 year
$2.79	40,000			4 years
$2.89	40,000			3 years
$2.93	40,000			1 year
$2.97	40,000			4 years
$3.09	40,000			4 years
$3.17	40,000			4 years
$3.19	40,000			4 years
$3.27	40,000			4 years
$1,250		439	*	1 year
	2,255,184	439

(*)	At June 30, 2022, these warrants were exercisable into Series 2 Preferred Stock which, in turn, were convertible into 116,903 shares of common stock

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

As of June 30, 2022, the Company granted under its equity compensation plans, stock options and performance share units (the “PSU”) and, approximately 720,000 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense include the following components:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Stock options	$232,824	$249,222	$524,107	$629,486
Performance share units	24,652	-	38,598	-
Total stock-based compensation	$257,476	$249,222	$562,705	$629,486

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statements of operations was $257,476 and $562,705 for the three and six months ended June 30, 2022, respectively, and $249,222 and $629,485 for the three and six months ended June 30, 2021, respectively. Unrecognized compensation cost related to non-vested options and PSU at June 30, 2022 amounted to $1,657,894, which is expected to be recognized over a weighted average period of 2.87 years.

Stock options:

The fair value of stock options is recognized as compensation expense by the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Exercise price	$0.90 to 1.71	$2.38 to 2.97
Expected life	6 years	5 years
Expected volatility	67.6%	93%
Dividend yield	0%	0%
Risk-free interest rate	1.8 to 3.0%	0.31 to 0.93%

The expected dividend yield is based on the Company’s historical dividend yield. The expected volatility is based on the historical volatility of the Company’s common stock. The expected life is based on the simplified expected term calculation permitted by the Securities and Exchange Commission, which defines the expected life as the average of the contractual term of the options and the weighted-average vesting period for all option tranches. The risk-free interest rate is based on the annual yield on the grant date of a zero-coupon U.S. Treasury bond the maturity of which equals the option’s expected life.

Activity in stock options for the three months period ended June 30, 2022 and June 30, 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	1,050,468	1.48		-
Exercised	(162,956)	.84		204,030
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		-
Outstanding at June 30, 2022	3,936,083	$1.96	7.17	$39,412
Vested and exercisable at June 30, 2022	2,707,122	$2.06	6.58	$39,412

Outstanding at January 1, 2021	2,595,700	$1.92		$2,491,026
Granted	568,278	2.50		-
Exercised	(21,333)	0.80		48,496
Forfeited	(25,335)	2.28		30,987
Outstanding at June 30, 2021	3,117,310	$2.03	7.17	$3,555,431
Vested and exercisable at June 30, 2021	2,084,461	$2.01	7.19	$2,635,699

The weighted average grant date fair value of options granted during the six month period ended June 30, 2022 and June 30, 2021 was $0.89 and $1.77 per share, respectively.

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

The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made. The Company determined it was probable that the minimum performance component would be met and accordingly commenced amortization in the quarter ended March 31, 2022.

Activity in performance share units for the six months ended June 30, 2022 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2022	-	-
Granted	790,327	$1.53
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at June 30, 2022	790,327	$1.53

10. INCOME TAXES

During the second quarter of 2022, the Company released the valuation allowance of the Company’s deferred tax asset recorded as of December 31, 2021. The Company had historical cumulative positive pre-tax income plus permanent differences. The realization of the deferred tax asset as of June 30, 2022 is more likely than not based on the refined and updated net income forecast of the Company for 2022, mainly considering the expansion of our loan portfolio with our bank partner and the sale of past due lease receivables that occurred in the second quarter of the year.

The release of the deferred tax asset valuation allowance resulted in a tax benefit of approximately $12.5 million in the three-month period ended June 30, 2022.

As of June 30, 2022, the Company had federal and state net operating loss carryforwards of $56,375,431 and $4,878,909, respectively. Our federal loss carryforwards do not expire. The Company’s net operating losses may be subject to annual Section 382 of the Internal Revenue Code limitations due to ownership changes that could impact future realization.

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

The Company’s effective income tax rate for the three and six months ended June 30, 2022 is different than the statutory rate of 21% primally due to the state income taxes, permanent differences and the release of the valuation allowance.

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

COVID-19

The extent of the impact and effects of the outbreak of the coronavirus (COVID-19) on the operation and financial performance of our business will depend on future developments, including the duration and spread of the outbreak, the recovery time of the disrupted supply chains, or the uncertainty with respect to the accessibility of additional liquidity or capital markets, all of which are highly uncertain and cannot be predicted. If the demand for the Company’s leases is impacted by this outbreak for an extended period, our results of operations may be materially adversely affected.

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

Executive Overview

The results of operations reflect the operations of FlexShopper, LLC (together with the Company and its direct and indirect wholly owned subsidiaries, “FlexShopper”), which provides certain types of durable goods to consumers on a lease-to-own (“LTO”) basis and also provides LTO terms to consumers of third-party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com, an LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

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

Accounts Receivable and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Accounts receivable are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated based upon revenues and historical experience of balances charged off as a percentage of revenues. The accounts receivable balances consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Accounts receivable	$47,515,013	$54,042,161
Allowance for doubtful accounts	(14,464,173)	(27,703,278)
Accounts receivable, net	$33,050,840	$26,338,883

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. As the customer account ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $23,719,531 and $40,803,098 for three and six months ended June 30, 2022 respectively, and $1,980,196 and $9,016,360 for three and six months ended June 30, 2021, respectively.

Lease Merchandise, net – Until all payment obligations required for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned or anticipated to be returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable.

Loans receivable at fair value – The Company elected the fair value option on its entire loans receivable portfolio purchased from its bank partner. As such, loans receivable is carried at fair value in the condensed consolidated balance sheet with changes in fair value recorded in the condensed consolidated statement of operations. Accrued and unpaid interest and fees are included in loans receivable at fair value in the condensed consolidated balance sheets. Management believes the reporting of these receivables at fair value more closely approximates the true economics of the loans receivables.

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

A third-party bank partner originates our credit product and initially provides all of the funding for the loans. The third-party retains a portion of the balance of all loans originated and sells the remaining portion for the Company to participate in. The Company services the loans and remits the corresponding portion to the third party. Loan revenues and fees is representative of the Company’s portion of participation in the loans.

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

Upon determining that the performance criteria is probable of being met, compensation expense for performance share units is recognized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

	Three months ended June 30,
	2022	2021	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$39,596,845	$40,607,513	$(1,010,668)	(2.5)
Provision for doubtful accounts	(15,732,876)	(9,945,043)	(5,787,833)	58.2
Gain on sale of lease receivable	6,604,507	-	6,604,507
Net lease billing and fees	$30,468,476	$30,662,470	$(193,994)	(0.6)
Loan revenues and fees	3,098,400	67,666	3,030,734	4,479.0
Net changes in the fair value of loans receivable	2,981,275	(41,583)	3,022,858	7,269.6
Net loan revenues	$6,079,675	$26,083	$6,053,592	23,209.0
Total revenues	$36,548,151	$30,688,553	$5,859,598	19.1
Cost of lease revenues and merchandise sold	(18,207,305)	(19,490,864)	1,283,559	(6.6)
Loans origination costs and fees	(804,228)	(111,787)	(692,441)	619.4
Gross profit	$17,536,618	$11,085,902	$6,450,716	58.2
Gross profit margin	48%	36%

	Three months ended June 30,
	2022	2021	$ Change	% Change
Adjusted EBITDA:
Net income	$14,389,221	$942,194	$13,447,027	1,427.2
Income taxes	(11,734,467)	978,244	(12,712,711)	(1,299.5)
Amortization of debt issuance costs	56,283	42,877	13,406	31.3
Other amortization and depreciation	1,122,263	672,656	449,607	66.8
Interest expense	2,291,555	1,179,523	1,112,032	94.3
Stock-based compensation	257,476	249,222	8,254	3.3
Gain on debt extinguishment	-	(1,931,825)	1,931,825	-
Adjusted EBITDA	$6,382,331	$2,132,891	$4,249,440	199.2

Key performance metrics for the six months ended June 30, 2022 and 2021 are as follows:

	Six months ended June 30,
	2022	2021	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$79,194,274	$82,192,193	$(2,997,919)	(3.6)
Provision for doubtful accounts	(27,563,993)	(18,778,392)	(8,785,601)	46.8
Gain on sale of lease receivables	6,604,507	-	6,604,507
Net lease billing and fees	$58,234,788	$63,413,801	$(5,179,013)	(8.2)
Loan revenues and fees	4,810,748	116,997	4,693,751	4,011.9
Net changes in the fair value of loans receivable	2,457,851	(58,575)	2,516,426	4,296.1
Net loan revenues	$7,268,599	$58,422	$7,210,177	12,341.5
Total revenues	$65,503,387	$63,472,223	$2,031,164	3.2
Cost of lease revenues and merchandise sold	(37,367,916)	(41,954,420)	4,586,504	(10.9)
Loans origination costs and fees	(1,229,741)	(175,184)	(1,054,557)	602.0
Gross profit	$26,905,730	$21,342,619	$5,563,111	26.1
Gross profit margin	41%	34%

	Six months ended June 30,
	2022	2021	$ Change	% Change
Adjusted EBITDA:
Net income	$12,008,286	$943,431	$11,064,855	1,172.8
Income taxes	(12,594,247)	978,244	(13,572,491)	(1,387.4)
Amortization of debt issuance costs	106,886	134,580	(27,694)	(20.6)
Other amortization and depreciation	2,059,323	1,324,049	735,274	55.5
Interest expense	4,199,020	2,486,817	1,712,203	68.9
Stock-based compensation	562,705	629,486	(66,781)	(10.6)
Product/ infrastructure expenses	-	10,000	(10,000)
Gain on debt extinguishment	-	(1,931,825)	1,931,825	-
Adjusted EBITDA	$6,341,973	$4,574,782	$1,767,191	38.6

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	2022	2021	$ Change	% Change

Gross lease billings and fees	$39,596,845	$40,607,513	$(1,010,668)	(2.5)
Provision for doubtful accounts	(15,732,876)	(9,945,043)	(5,787,833)	58.2
Gain on sale of lease receivable	6,604,507	-	6,604,507
Net lease billing and fees	$30,468,476	$30,662,470	$(193,994)	(0.6)
Loan revenues and fees	3,098,400	67,666	3,030,734	4,479.0
Net changes in the fair value of loans receivable	2,981,275	(41,583)	3,022,858	7,269.6
Net loan revenues	$6,079,675	$26,083	$6,053,592	23,209.0
Total revenues	$36,548,151	$30,688,553	$5,859,598	19.1
Cost of lease revenue and merchandise sold	(18,207,305)	(19,490,864)	1,283,559	(6.6)
Loans origination costs and fees	(804,228)	(111,787)	(692,441)	619.4
Marketing	(3,770,820)	(1,914,095)	(1,856,725)	97.0
Salaries and benefits	(3,014,920)	(2,747,005)	(267,915)	9.8
Other operating expenses	(5,748,286)	(5,213,789)	(534,497)	10.3
Operating income	5,002,592	1,211,013	3,791,579	313.1
Gain on extinguishment of debt	-	1,931,825	(1,931,825)
Interest expense	(2,347,838)	(1,222,400)	(1,125,438)	92.1
Income taxes	11,734,467	(978,244)	12,712,711	1,299.5
Net income	$14,389,221	$942,194	$13,447,027	1,427.2

FlexShopper originated 34,312 gross leases less same day modifications and cancellations with an average origination value of $579 for the three months ended June 30, 2022 compared to 38,531 gross leases less same day modifications and cancellations with an average origination value of $516 for the comparable period last year. Net lease revenues for the three months ended June 30, 2022 were $30,468,476 compared to $30,662,470 for the three months ended June 30, 2021, representing a decrease of $193,994 or 0.6%. In 2022, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 38.0% and 24.5% for the three months ending June 30, 2022 and 2021, respectively. Due to favorable market conditions, at the end of June 2022 FlexShopper signed an agreement with a third party to sell leases in default that were fully mature. As of June 30, 2022, FlexShopper sold leases in default that were fully mature for $6,929,841 and paid fees for $325,334 over that sale, which generated a gain on sale of lease receivables of $6,604,507.

Net loan revenues for the three months ended June 30, 2022 were $6,079,675 compared to $26,083 for the three months ended June 30, 2021, representing an increase of $6,053,592 or 23,209.0%. In 2021, we began a test for an unsecured consumer loan product with our bank partner. Our bank partner originated 10,986 loans at an average loan value of $1,177 for the three months ended June 30, 2022 compared to 84 loans at an average loan value of $928 for the three months ended June 30, 2021. Our bank partner sold to the Company a participation interest for each loan originated in those periods. In 2022, based upon the success of this testing, we expanded the program.

Cost of lease revenue and merchandise sold for the three months ended June 30, 2022 was $18,207,305 compared to $19,490,864 for the three months ended June 30, 2021, representing a decrease of $1,283,559 or 6.6%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the lease portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the three months ended June 30, 2022 were $3,770,820 compared to $1,914,095 in the three months ended June 30, 2021, an increase of $1,856,725 or 97.0%. Marketing expenses related to loans in the three months ended June 30, 2022 were $2,167,592 compared to $4,760 in the three months ended June 30, 2021, an increase of $2,162,832 or 45,437.6%. The increase is related to the marketing of consumer loans . Marketing expenses related to leases in the three months ended June 30, 2022, were $1,603,228 compared to $1,909,335 in the three months ended June 30, 2021, a decrease of $306,107 or 19.1%. The decrease is related to allocating marketing spend to loan originations.

Salaries and benefits expense in the three months ended June 30, 2022 were $3,014,920 compared to $2,747,005 in the three months ended June 30, 2021, an increase of $267,915 or 9.8%. Generally, the salary and benefits expense should directionally move with the change in lease originations and the overall size of the lease portfolio albeit at a slower rate. During the second quarter of 2022, there were some management positions filled in IT and marketing department to assist in the development of new products.

Other operating expenses for the three months ended June 30, 2022 and 2021 included the following:

	2022	2021
Amortization and depreciation	$1,122,263	$672,656
Computer and internet expenses	1,170,731	761,295
Legal and professional fees	1,180,336	896,292
Merchant bank fees	422,757	844,571
Customer verification expenses	249,737	810,557
Stock-based compensation expense	257,476	249,222
Insurance expense	152,555	161,751
Office and telephone expense	365,610	217,973
Rent expense	160,184	157,634
Advertising and recruiting fees	333,970	103,343
Travel expense	157,847	73,024
Other	174,820	265,471
Total	$5,748,286	$5,213,789

Amortization and depreciation expenses in the three months ended June 30, 2022 were $1,122,263 compared to $672,656 in the three months ended June 30, 2021, representing an increase of $449,607 or 66.8%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company. The rest of the increase is related to the amortization of capitalized of data not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the three months ended June 30, 2022 were $1,170,731 compared to $761,295 in the three months ended June 30, 2021, representing an increase of $409,436 or 53.8%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the company.

Legal and professional fees expenses in the three months ended June 30, 2022 were $1,180,336 compared to $896,292 in the three months ended June 30, 2021, representing an increase of $284,044 or 31.7%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics.

Merchant bank fees expenses in the three months ended June 30, 2022 were $422,757 compared to $844,571 in the three months ended June 30, 2021, representing a decrease of $421,814 or 49.9%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore a decrease in gross lease billings and fees and a more efficient collection process is the main driver for the decrease in merchant bank fees.

Customer verification expenses in the three months ended June 30, 2022 were $249,737 compared to $810,557 in the three months ended June 30, 2021, representing a decrease of $560,820 or 69.2%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. During the third quarter of 2021, several changes including the implementation of a more disciplined process around data procurement and storage were made by the Company. Those improvements triggered a change in the estimate of the probability of future economic benefit of a portion of the data cost. As a result of this change in the estimate regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable that they will provide future economic benefit, the Company capitalized $469,650 of data costs in the quarter ended June 30, 2022. Also, the reduction in the marketing expense for leases for the quarter ended June 30, 2022 contributed to the decrease in customer verification expenses. The underwriting and data science team continues to optimize the costs related to underwriting lease and loan applications.

Income taxes in the three months ended June 30, 2022 were $11,734,467 (benefit) compared to $978,244 (expense) in the three months ended June 30, 2021, an increase of $12,712,711 or 1,299.5%. The variation was mainly due to the release of the valuation allowance of the Company’s deferred tax asset during the second quarter of 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table details operating results for the six months ended June 30, 2022 and 2021:

	2022	2021	$ Change	% Change

Gross lease billings and fees	$79,194,274	$82,192,193	$(2,997,919)	(3.6)
Provision for doubtful accounts	(27,563,993)	(18,778,392)	(8,785,601)	46.8
Gain on sale of lease receivable	6,604,507	-	6,604,507
Net lease billing and fees	$58,234,788	$63,413,801	$(5,179,013)	(8.2)
Loan revenues and fees	4,810,748	116,997	4,693,751	4,011.9
Net changes in the fair value of loans receivable	2,457,851	(58,575)	2,516,426	4,296.1
Net loan revenues	$7,268,599	$58,422	$7,210,177	12,341.5
Total revenues	$65,503,387	$63,472,223	$2,031,164	3.2
Cost of lease revenue and merchandise sold	(37,367,916)	(41,954,420)	4,586,504	(10.9)
Loans origination costs and fees	(1,229,741)	(175,184)	(1,054,557)	602.0
Marketing	(5,784,935)	(3,746,835)	(2,038,100)	54.4
Salaries and benefits	(5,979,362)	(5,656,324)	(323,038)	5.7
Other operating expenses	(11,421,488)	(9,328,213)	(2,093,275)	22.4
Operating income	3,719,945	2,611,247	1,108,698	42.5
Gain on extinguishment of debt	-	1,931,825	(1,931,825)
Interest expense	(4,305,906)	(2,621,397)	(1,684,509)	64.3
Income taxes	12,594,247	(978,244)	13,572,491	1,387.4
Net income	$12,008,286	$943,431	$11,064,855	1,172.8

FlexShopper originated 64,923 gross leases less same day modifications and cancellations with an average origination value of $557 for the six months ended June 30, 2022 compared to 77,830 gross leases less same day modifications and cancellations with an average origination value of $524 for the comparable period last year. Net lease revenues for the six months ended June 30, 2022 were $58,234,788 compared to $63,413,801 for the six months ended June 30, 2021, representing a decrease of $5,179,013 or 8.2%. In 2022, the average origination value per lease increased compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 34.0% and 24.9% for the three months ending June 30, 2022 and 2021, respectively. Due to favorable market conditions, at the end of June 2022 FlexShopper signed an agreement with a third party to sell leases in default that were fully mature. As of June 30, 2022, FlexShopper sold leases in default that were fully mature for $6,929,841 and paid fees for $325,334 over that sale, which generated a gain on sale of lease receivables of $6,604,507.

Net loan revenues for the six months ended June 30, 2022 were $7,268,599 compared to $58,422 for the six months ended June 30, 2021, representing an increase of $7,210,177 or 12,341.54%. In 2021, we began a test for an unsecured consumer loan product with our bank partner. Our bank partner originated 14,834 loans at an average loan value of $1,204 for the six months ended June 30, 2022 compared to 192 loans at an average loan value of $913 for the six months ended June 30, 2021. Our bank partner sold to the Company a participation interest for each loan originated in those periods. In 2022, based upon the success of this testing, we expanded the program.

Cost of lease revenue and merchandise sold for the six months ended June 30, 2022 was $37,367,916 compared to $41,954,420 for the six months ended June 30, 2021, representing a decrease of $4,586,504 or 10.9%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the lease portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Marketing expenses in the six months ended June 30, 2022 were $5,784,935 compared to $3,746,835 in the six months ended June 30, 2021, an increase of $2,038,100 or 54.4%. Marketing expenses related to loans in the six months ended June 30, 2022 were $2,632,714 compared to $27,320 in the six months ended June 30, 2021, an increase of $2,605,394 or 9,536.6%. The increase is related to the marketing of consumer loans. Marketing expenses related to leases in the six months ended June 30, 2022, were $3,152,221 compared to $3,719,515 in the six months ended June 30, 2021, a decrease of $567,294 or 15.25%. The decrease is related to allocating marketing spend to loan originations.

Salaries and benefits expense in the six months ended June 30, 2022 were $5,979,362 compared to $5,656,324 in the six months ended June 30, 2021, an increase of $323,038 or 5.7%. Generally, the salary and benefits expense should directionally move with the change in lease originations and the overall size of the lease portfolio albeit at a slower rate. During the second quarter of 2022, there were some management positions filled in IT and marketing department to assist in the development of new products.

Other operating expenses for the six months ended June 30, 2022 and 2021 included the following:

	2022	2021
Amortization and depreciation	$2,059,326	$1,324,049
Computer and internet expenses	2,339,578	1,430,187
Legal and professional fees	2,525,051	1,398,330
Merchant bank fees	914,872	1,284,917
Customer verification expenses	392,494	1,668,382
Stock-based compensation expense	562,705	629,486
Insurance expense	307,737	257,404
Office and telephone expense	722,045	415,034
Rent expense	339,464	324,106
Advertising and recruiting fees	433,635	132,302
Travel expense	308,814	103,355
Other	515,767	360,661
Total	$11,421,488	$9,328,213

Amortization and depreciation in the six months ended June 30, 2022 were $2,059,326 compared to $1,324,049 in the six months ended June 30, 2021, representing an increase of $735,277 or 55.5%. The majority of the increase is related to amortization of capitalized software costs due to the preparation for new products offered by the Company. The rest of the increase is related to the amortization of capitalized data not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the six months ended June 30, 2022 were $2,339,578 compared to $1,430,187 in the six months ended June 30, 2021, representing an increase of $909,391 or 63.6%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the company.

Legal and professional fees expenses in the six months ended June 30, 2022 were $2,525,051 compared to $1,398,330 in the six months ended June 30, 2021, representing an increase of $1,126,721 or 80.6%. During the second quarter of 2021, the Company onboarded two off-shore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics.

Merchant bank fees expenses in the six months ended June 30, 2022 were $914,872 compared to $1,284,917 in the six months ended June 30, 2021, representing a decrease of $370,045 or 28.8%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore a decrease in gross lease billings and fees and a more efficient collection process is the main driver for the decrease in merchant bank fees.

Customer verification expenses in the six months ended June 30, 2022 were $392,494 compared to $1,668,382 in the six months ended June 30, 2021, representing a decrease of $1,275,888 or 76.5%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. During the third quarter of 2021, several changes including the implementation of a more disciplined process around data procurement and storage were made by the Company. Those improvements triggered a change in the estimate of the probability of future economic benefit of a portion of the data cost. As a result of this change in the estimate regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable that they will provide future economic benefit, the Company capitalized $762,704 of data costs in the period ended June 30, 2022. Also, the reduction in the marketing expense for leases for the period ended June 30, 2022 contributed to the decrease in customer verification expenses. The underwriting and data science team continues to optimize the costs related to underwriting lease and loan applications.

Office and telephone expense in the six months ended June 30, 2022 were $722,045 compared to $415,034 in the six months ended June 30, 2021, representing an increase of $307,011 or 74.0%. The increase is related to expenses around updating our call center technology in order to increase efficiencies in outbound collections.

Travel expenses in the six months ended June 30, 2022 were $308,814 compared to $103,355 in the six months ended June 30, 2021, representing an increase of $205,459 or 198.8%. The increase in travel expense in the first half of 2022 is related to the expansion of retail partner rollouts.

Income taxes in the six months ended June 30, 2022 were $12,594,247 (benefit) compared to $978,244 (expense) in the six months ended June 30, 2021, an increase of $13,572,491 or 1,387.4%. The variation was mainly due to the release of the valuation allowance of the Company’s deferred tax asset during the second quarter of 2022.

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

For each of our sales channels, FlexShopper has a marketing strategy that includes the following:

Online LTO Marketplace	Patent LTO Payment Method	In-store LTO technology platform
Search engine optimization; pay-per click	Direct to retailers/e-retailers	Direct to retailers/e-retailers
Online affiliate networks	Partnerships with payment aggregators	Consultants & strategic relationships
Consultants & strategic relationships

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash $4,988,308 compared to $5,139,094 at the same date in 2021. As of December 31, 2021, the Company had cash of $4,986,559. The increase in cash from December 31, 2021, was primarily due to the proceeds from loan payable under credit agreement and promissory notes with related parties offset by increase in lease merchandise and loans receivable at fair value.

As of June 30, 2022, the Company had accounts receivable of $47,515,013 offset by an allowance for doubtful accounts of $14,464,173, resulting in net accounts receivable of $33,050,840. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of June 30, 2022, the Company had loans receivable at fair value of $22,534,033 which is measured at fair value. The company primarily estimates the fair value of its loans receivable using a discounted cash flow models that have been internally developed.

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

As of June 30, 2022, the Company had $7,826,284 available under the Credit Agreement.

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

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. Amounts outstanding under the 122 Partners Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. No other changes were made to such Note. As of June 30, 2022, $1,014,287 of principal and accrued and unpaid interest was outstanding on the 122 Partners Note.

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. Amounts outstanding under the NRNS Note bear interest at a rate equal to 5.00% per annum in excess of the non-default rate of interest from time to time in effect under the Credit Agreement. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such Note. As of June 30, 2022, $10,903,584 of principal and accrued and unpaid interest was outstanding on the NRNS Note.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $19,671,372 for the six months ended June 30, 2022 primarily due to the purchases of leased merchandise, participation in loans and the change in accounts receivable partially offset by the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts.

Net cash used in operating activities was $34,366 for the six months ended June 30, 2021 primarily due to the purchases of leased merchandise and the change in accounts receivable and accounts payable partially offset by the add back of depreciation and impairment of leased merchandise and provision for doubtful accounts.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $3,687,241 comprised of $654,458 for the purchase of property and equipment, $762,704 of capitalized data costs and $2,270,079 for capitalized software costs.

For the six months ended June 30, 2021, net cash used in investing activities was $1,367,154 comprised of $251,439 for the purchase of property and equipment and $1,115,715 for capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $23,713,928 for the six months ended June 30, 2022 due to $17,800,000 of funds drawn on the Credit Agreement and $7,000,000 of proceeds from promissory notes partially offset by loan repayments on the Credit Agreement of $1,125,000

Net cash used in financing activities was $1,992,499 for the six months ended June 30, 2021 due to loan repayments on the Credit Agreement of $4,975,000 partially offset by $3,500,000 of funds drawn on the Credit Agreement.

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

Financial Impact of COVID-19 Pandemic

The COVID-19 Pandemic and the related stimulus programs had an impact on the Company. The immediate impact early in the second quarter of 2020 was a transition to a significant percentage of the Company’s employees working remotely. Fortunately, our South Florida location requires a thorough Hurricane Impact plan enabling all our employees to work remotely, if necessary. All employees, via specially configured laptops, are able to access the same data and have the same functionality as if they were in the office. Throughout the pandemic, FlexShopper rotated select groups of employees into the office in order to adjust to the other business impacts on the business. As of the end of June 2022, approximately 10% of our employees are working remotely.

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

Finally, throughout the pandemic, the Company has been able to grow the overall size of the lease portfolio, net of early payoffs, despite the items mentioned previously. At no point, have there been liquidity concerns or covenant complications. In fact, our credit facility was upsized, our product breadth increased, and our covenants reduced in 2021.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2022.

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

If we cannot continue to satisfy The Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1.0 million and stockholders’ equity of at least $2.5 million; (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a market value of all listed securities of at lease $35.0 million; or (iii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executives officers, directors and 10% or more stockholders) of at least $1.0 million and net income from continuing operations of at least $500,000 (in the latest fiscal year or in two of the last three fiscal years).

There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. As of July 27, 2022, our common stock had closed below $1.00 per share for 23 consecutive trading days. In the event that we fail to maintain compliance with Nasdaq listing requirements for 30 consecutive trading days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock. If our common stock were to be delisted from Nasdaq and was not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market such as the OTC Markets Group DTCQB. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

There have been no other material changes to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2021 and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference).
10.1	Amendment No 3 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 10, 2022	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ H. Russell Heiser
H. Russell Heiser
Chief Financial Officer (Principal Financial Officer)