Form 10-Q
period 2022-09-30
FlexShopper, Inc.
filed 2022-11-10
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the issuer had a total of 21,750,804 shares of common stock outstanding.

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

i

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,274,219	$4,986,559
Restricted cash	481,867	108,083
Lease receivables, net	33,425,123	25,473,154
Loan receivables at fair value	26,591,546	3,560,108
Prepaid expenses and other assets	1,478,800	1,823,256
Lease merchandise, net	30,652,824	40,942,112
Total current assets	97,904,379	76,893,272

Property and equipment, net	7,416,249	5,490,434
Right of use asset, net	1,445,159	1,553,330
Other assets, net	1,726,443	875,020
Deferred tax asset, net	13,607,949	-
Total assets	$122,100,179	$84,812,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,875,469	$7,982,180
Accrued payroll and related taxes	703,465	391,078
Promissory notes to related parties, net of $0 at 2022 and $1,274 at 2021 of unamortized issuance costs, including accrued interest	1,182,585	1,053,088
Accrued expenses	3,243,570	2,987,646
Lease liability - current portion	198,853	172,732
Total current liabilities	9,203,942	12,586,724

Loan payable under credit agreement to beneficial shareholder, net of $338,113 at 2022 and $413,076 at 2021 of unamortized issuance costs	77,261,887	50,061,924
Promissory notes to related parties, net of current portion	10,750,000	3,750,000
Deferred income tax liability	178,160	495,166
Lease liabilities net of current portion	1,623,211	1,774,623
Total liabilities	99,017,200	68,668,437

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,750,804 shares at September 30, 2022 and 21,442,278 shares at December 31, 2021	2,176	2,144
Additional paid in capital	39,771,593	38,560,117
Accumulated deficit	(39,494,450)	(45,222,302)
Total stockholders’ equity	23,082,979	16,143,619
	$122,100,179	$84,812,056

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenues:
Lease revenues and fees, net	$24,512,086	$30,740,119	$82,746,874	$94,153,920
Loan revenues and fees, net of changes in fair value	1,629,365	120,816	8,897,964	179,238
Total revenues	26,141,451	30,860,935	91,644,838	94,333,158

Costs and expenses:
Cost of lease revenues and merchandise sold	18,746,897	18,005,170	56,114,813	59,959,590
Loan origination costs and fees	1,027,097	166,805	2,256,838	341,989
Marketing	2,393,185	1,824,402	8,178,120	5,571,237
Salaries and benefits	2,820,033	2,672,864	8,799,395	8,329,188
Operating expenses	5,702,800	4,325,825	17,124,288	13,654,038
Total costs and expenses	30,690,012	26,995,066	92,473,454	87,856,042

Operating (loss)/ income	(4,548,561)	3,865,869	(828,616)	6,477,116

Gain on extinguishment of debt	-	-	-	1,931,825
Interest expense including amortization of debt issuance costs	(3,030,142)	(1,233,617)	(7,336,048)	(3,855,014)
(Loss)/income before income taxes	(7,578,703)	2,632,252	(8,164,664)	4,553,927
Benefit /(expense) from income taxes	1,298,269	(936,229)	13,892,516	(1,914,473)
Net (loss)/ income	(6,280,434)	1,696,023	5,727,852	2,639,454

Dividends on Series 2 Convertible Preferred Shares	609,778	609,777	1,829,332	1,829,322
Net income/(loss) attributable to common and Series 1 Convertible Preferred shareholders	$(6,890,212)	1,086,246	3,898,520	810,132

Basic and diluted income/(loss) per common share:
Basic	$(0.32)	$0.05	$0.18	$0.04
Diluted	$(0.32)	$0.05	$0.17	$0.03

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,681,853	21,383,647	21,611,879	21,377,978
Diluted	21,681,853	23,577,179	22,403,447	23,682,265

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2022 and 2021

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	$38,560,117	$(45,222,302)	$16,143,619
Provision for compensation expense related to stock options	-	-	-	-	-	-	305,229	-	305,229
Exercise of stock options into common stock	-	-	-	-	162,956	17	137,040	-	137,057
Net loss	-	-	-	-	-	-	-	(2,380,935)	(2,380,935)
Balance, March 31, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,002,386	$(47,603,237)	$14,204,970
Provision for compensation expense related to stock options	-	-	-	-	-	-	257,476	-	257,476
Net income	-	-	-	-	-	-	-	14,389,221	14,389,221
Balance, June 30, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,259,862	$(33,214,016)	$28,851,667
Provision for compensation expense related to stock options	-	-	-	-	-	-	387,298	-	387,298
Exercise of stock options into common stock	-	-	-	-	145,570	15	124,433	-	124,448
Net loss	-	-	-	-	-	-	-	(6,280,434)	(6,280,434)
Balance, September 30, 2022	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	$39,771,593	$(39,494,450)	$23,082,979

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	170,332	$851,660	21,952	$21,952,000	21,359,945	$2,136	$36,843,326	$(48,495,076)	$11,154,046
Provision for compensation expense related to stock options	-	-	-	-	-	-	380,263	-	380,263
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	212,923	-	212,923
Exercise of warrants into common stock	-	-	-	-	16,000	2	12,910	-	12,912
Net income	-	-	-	-	-	-	-	1,237	1,237
Balance, March 31, 2021	170,332	$851,660	21,952	$21,952,000	21,375,945	$2,138	$37,449,422	$(48,493,839)	$11,761,381
Provision for compensation expense related to stock options	-	-	-	-	-	-	249,222	-	249,222
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	191,926	-	191,926
Exercise of stock options into common stock	-	-	-	-	5,333	-	4,214	-	4,214
Net Income	-	-	-	-	-	-	-	942,194	942,194
Balance, June 30, 2021	170,332	$851,660	21,952	$21,952,000	21,381,278	$2,138	$37,894,784	$(47,551,645)	$13,148,937
Provision for compensation expense related to stock options	-	-	-	-	-	-	265,407	-	265,407
Issuance of warrants in connection with consulting agreement	-	-	-	-	-	-	117,958	-	117,958
Exercise of stock options into common stock	-	-	-	-	9,666	1	7,861	-	7,862
Net Income	-	-	-	-	-	-	-	1,696,023	1,696,023
Balance, September 30, 2021	170,332	$851,660	21,952	$21,952,000	21,390,944	$2,139	$38,286,010	$(45,855,622)	$15,236,187

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2022 and 2021

(unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,727,852	$2,639,454
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and impairment of lease merchandise	56,114,813	59,959,590
Other depreciation and amortization	3,303,591	2,032,811
Amortization of debt issuance costs	163,169	177,647
Compensation expense related to stock-based compensation and warrants	950,003	1,417,699
Provision for doubtful accounts	42,639,102	30,566,352
Proceeds from sale of lease receivables	7,611,586	-
Interest in kind added to promissory notes balance	128,223	9,460
Deferred income tax	(13,924,955)	700,199
Gain on debt extinguishment	-	(1,931,825)
Net changes in the fair value of loan receivables at fair value	1,938,570	54,236
Changes in operating assets and liabilities:
Lease receivables	(58,202,657)	(39,915,536)
Loan receivables at fair value	(24,970,008)	(490,995)
Prepaid expenses and other assets	344,766	(80,795)
Lease merchandise	(45,825,525)	(50,470,104)
Security deposits	(4,956)	(8,338)
Lease liabilities	(8,732)	(2,595)
Accounts payable	(4,106,711)	(4,563,434)
Accrued payroll and related taxes	312,387	277,774
Accrued expenses	264,019	788,228
Net cash (used in)/ provided by operating activities	(27,545,463)	1,159,828

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(4,855,150)	(2,998,044)
Purchases of data costs	(1,220,722)	(461,379)
Net cash used in investing activities	(6,075,872)	(3,459,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	32,855,000	4,000,000
Repayment of loan payable under credit agreement	(5,730,000)	(6,575,000)
Debt issuance related costs	(86,932)	(529,608)
Proceeds from exercise of stock options	261,505	24,988
Proceeds from promissory notes	7,000,000	-
Principal payment under finance lease obligation	(8,388)	(5,684)
Repayment of installment loan	(8,406)	(8,406)
Net cash provided by/(used in) financing activities	34,282,779	(3,093,710)

INCREASE / (DECREASE) IN CASH and RESTRICTED CASH	661,444	(5,393,306)

CASH and RESTRICTED CASH, beginning of period	5,094,642	8,541,232

CASH and RESTRICTED CASH, end of period	$5,756,086	$3,147,926

Supplemental cash flow information:
Interest paid	$6,828,663	$3,702,949

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the nine months ended September 30, 2022 and 2021

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

2. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 2006. The Company owns 100% of FlexShopper, LLC, a North Carolina limited liability company and owns 100% of FlexLending, LLC, a Delaware limited liability company. The Company is a holding corporation with no operations except for those conducted by its subsidiaries FlexShopper, LLC and FlexLending, LLC.

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

Restricted Cash – The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of September 30, 2022 and December 31, 2021 consists primarily of cash required by our third-party banking partner to cover obligations related to loan participation.

The reconciliation of cash and restricted cash is as follows:

	September 30, 2022	December 31, 2021

Cash	$5,274,219	$4,986,559
Restricted cash	481,867	108,083
Total cash and restricted cash	$5,756,086	$5,094,642

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Lease receivables	$46,790,076	$53,176,432
Allowance for doubtful accounts	(13,364,953)	(27,703,278)
Lease receivables, net	$33,425,123	$25,473,154

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. As the lease ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Lease receivables balances charged off against the allowance were $16,174,329 and $56,977,427 for the three and nine months ended September 30, 2022, respectively, and $18,437,746 and $27,454,106 for the three and nine months ended September 30, 2021, respectively.

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Beginning balance	$27,703,278	$22,138,541
Provision	42,639,102	40,342,618
Accounts written off	(56,977,427)	(34,777,881)
Ending balance	$13,364,953	$27,703,278

Lease Merchandise, net - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable.

The net leased merchandise balances consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Lease merchandise at cost	$68,329,607	$72,159,063
Accumulated depreciation	(34,037,173)	(29,505,431)
Impairment reserve	(3,639,610)	(1,711,520)
Lease merchandise, net	$30,652,824	$40,942,112

Cost of lease revenue and merchandise sold represents the depreciation and impairment of lease merchandise and the undepreciated cost of rental merchandise at the time of sale.

Loan receivables at fair value – The Company elected the fair value option on its entire loan receivables portfolio purchased from its bank partner. As such, loan receivables are carried at fair value in the condensed consolidated balance sheets with changes in fair value recorded in the condensed consolidated statements of operations. Accrued and unpaid interest and fees are included in loan receivables at fair value in the condensed consolidated balance sheets. Management believes the reporting of these receivables at fair value more closely approximates the true economics of the loan receivable.

Interest and fees are discontinued when loan receivables become contractually 120 or more days past due. The Company charges-off loans at the earlier of when the loans are determined to be uncollectible or when the loans are 120 days contractually past due. Recoveries on loan receivables that were previously charged off are recognized when cash is received. Changes in the fair value of loan receivables include the impact of current period charge offs associated with these receivables.

The Company estimates the fair value of the loan receivables using a discounted cash flow analysis at an individual loan level to more accurately predict future payments. The Company adjusts expected cash flows for estimated losses and servicing costs over the estimated duration of the underlying assets. These adjustments are determined using historical data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Model results may be adjusted by management if the Company does not believe the output reflects the fair value of the instrument, as defined under U.S. GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance.

Further details concerning loan receivables at fair value are presented within “Fair Value Measurement” section in this Note.

A third party bank partner originates our credit product and initially provides all of the funding for the loans. The third-party sells a participation of all loans originated to the Company. FlexShopper services the loans and remits the corresponding portion of any collections to the third party. Loan revenues and fees is representative of the Company’s portion of participation in the loans.

Net changes in the fair value of loan receivables at fair value, which is included in the consolidated statements of operations in the line “loan revenues and fees, net of changes in fair value” was a loss of $4,396,421 and a loss of $1,938,570 for the three and nine months ended September 30, 2022, respectively, and a gain of $4,339 and a loss of $54,236 for the three and nine months ended September 30, 2021, respectively.

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

The breakout of lease revenues and fees, net of lessor bad debt expense, that ties to the condensed consolidated statements of operations is shown below:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Lease billings and accruals	$38,580,116	$42,528,079	$117,774,390	$124,720,272
Provision for doubtful accounts	(15,075,109)	(11,787,960)	(42,639,102)	(30,566,352)
Gain on sale of lease receivables	1,007,079	-	7,611,586	-
Lease revenues and fees	$24,512,086	$30,740,119	$82,746,874	$94,153,920

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $56,283 and $161,895 for the three and nine months ended September 30, 2022, respectively, and $41,794 and $171,918 for the three and nine months ended September 30, 2021, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $0 and $1,274 for the three and nine months ended September 30, 2022, respectively, and $1,273 and $5,729 for the three and nine months ended September 30, 2021, respectively.

Intangible Assets - Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites. The patent is stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be 10 years. Intangible assets amortization expense was $769 and $2,307 for the three and nine months ended September 30, 2022 and September 30, 2021, respectively.

Software Costs - Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,485,669 and $3,755,750 for the three and nine months ended September 30, 2022, respectively, and $900,031 and $2,015,746 for the three and nine months ended September 30, 2021, respectively. Capitalized software amortization expense was $759,825 and $2,064,681 for the three and nine months ended September 30, 2022, respectively, and $572,195 and $1,726,199 for the three and nine months ended September 30, 2021, respectively.

Data Costs - The Company buys data from different vendors upon receipt of an application. The data costs directly used to make underwriting decisions are expensed as incurred. Certain data costs that are probable to provide future economic benefit to the Company are capitalized and amortized on a straight-line basis over their estimated useful lives. The probability to provide future economic benefit of the data cost assets is estimated based upon future usage of the information in different areas and products of the Company. At the beginning of the third quarter of 2021, the Company made several changes including the implementation of a more disciplined process around data procurement and storage. Those improvements triggered a change in the estimate of the probability to provide future economic benefit of some data cost.

Capitalized data costs amounted to $458,018 and $1,220,722 for the three and nine months ended September 30, 2022, respectively, and $461,379 for the three and nine months ended September 30, 2021. Capitalized data costs amortization expense was $162,290 and $371,949 for the three and nine months ended September 30, 2022, respectively, and $24,406 for the three and nine months ended September 30, 2021.

Capitalized data costs net of its amortization are included in the consolidated balance sheets in Other assets, net.

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	September 30,
	2022	2021
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,834,047	3,113,715
Common Stock Warrants	2,255,184	2,432,488
Performance Share Units	790,327	-
	13,067,387	11,734,032

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2022 and 2021:

	Nine Months ended
	September 30,
	2022	2021
Numerator
Net income	$5,727,852	$2,639,454
Series 2 Convertible Preferred Stock dividends	(1,829,332)	(1,829,322)
Net income attributable to common and Series 1 Convertible Preferred Stock	3,898,520	810,132
Net income attributable to Series 1 Convertible Preferred Stock	(59,078)	(27,518)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	18,868	19,072
Net income attributable to common shares - Numerator for basic and diluted EPS	$3,858,310	$801,686
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,611,879	21,377,978
Effect of dilutive securities:
Series 1 Convertible Preferred Stock	225,231	225,231
Common stock options and performance share units	323,166	1,244,353
Common stock warrants	243,171	834,703
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	22,403,447	23,682,265
Basic EPS	$0.18	$0.04
Diluted EPS	$0.17	$0.03

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2022 and 2021:

	Three Months ended
	September 30,
	2022	2021
Numerator
Net (loss)/income	$(6,280,434)	$1,696,023
Series 2 Convertible Preferred Stock dividends	(609,778)	(609,777)
Net income attributable to common and Series 1 Convertible Preferred Stock	(6,890,212)	1,086,246
Net income attributable to Series 1 Convertible Preferred Stock	-	(17,678)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	6,356
Net (loss)/income attributable to common shares - Numerator for basic and diluted EPS	$(6,890,212)	$1,074,924
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,681,853	21,383,647
Effect of dilutive securities
Series 1 Convertible Preferred Stock	-	225,231
Common stock options and performance share units	-	1,112,537
Common stock warrants	-	855,764
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator for diluted EPS	21,681,853	23,577,179
Basic earnings/ (loss) per share	$(0.32)	$0.05
Diluted earnings/ (loss) per share	$(0.32)	$0.05

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

The Company utilizes the fair value option on its entire loan receivables portfolio purchased from its bank partner.

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of September 30, 2022 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$26,591,546	$20,784,782

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2021 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$3,560,108	$3,151,184

(1)	For cash, accounts receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

The Company primarily estimates the fair value of its loan receivables portfolio using discounted cash flow models. The models use inputs, such as estimated losses, servicing costs and discount rates, that are unobservable but reflect the Company’s best estimates of the assumptions a market participant would use to calculate fair value. Certain unobservable inputs may, in isolation, have either a directionally consistent or opposite impact on the fair value of the financial instrument for a given change in that input. An increase to the net loss rate, servicing cost, or discount rate would decrease the fair value of the Company’s loan receivables. When multiple inputs are used within the valuation techniques for loan receivables, a change in one input in a certain direction may be offset by an opposite change from another input.

The following describes the primary inputs to the discounted cash flow models that require significant judgement:

●	Estimated losses are estimates of the principal payments that will not be repaid over the life of the loans, net of the expected principal recoveries on charged-off receivables. FlexShopper systems monitor collections and portfolio performance data that are used to continually refine the analytical models and statistical measures used in making marketing and underwriting decisions. Leveraging the data at the core of the business, the Company utilizes the models to estimate lifetime credit losses for loan receivables. Inputs to the models include expected cash flows, historical and current performance, and behavioral information. Management may also incorporate discretionary adjustments based on the Company’s expectations of future credit performance.

●	Servicing costs – Servicing costs applied to the expected cash flows of the portfolio reflect the Company’s estimate of the amount investors would incur to service the underlying assets for the remainder of their lives. Servicing costs are derived from the Company internal analysis of our cost structure considering the characteristics of the receivables and have been benchmarked against observable information on comparable assets in the marketplace.

●	Discount rates – the discount rates utilized in the cash flow analyses reflect the Company’s estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended September 30, 2022 and December 31, 2021:

	Nine months Ended September 30, 2022	Year Ended December 31, 2021
Beginning balance	$3,560,108	$89,445
Purchases of loan participation	26,844,927	3,309,732
Obligation of loan participation	467,266	163,307
Interest and fees(1)	10,836,534	672,272
Collections	(13,178,721)	(907,169)
Net charge off (1)	(4,450,274)	(146,923)
Net change in fair value(1)	2,511,706	379,444
Ending balance	$26,591,546	$3,560,108

(1)	Included in loan revenues and fees, net of changes in fair value in the condensed consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	3.3%	39.2%	19.6%	26.0%	35.0%	34.6%
Servicing costs	-	-	3.9%	-	-	4.6%
Discount rate	-	-	20.3%	-	-	11.1%

(1)	Figure disclosed as a percentage of outstanding principal balance.
(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of September 30, 2022 and December 31, 2021 concerning loan receivables at fair value are as follows:

	September 30, 2022	December 31, 2021
Aggregate fair value of loan receivables that are 90 days or more past due	$507,897	$-
Unpaid principal balance of loan receivables that are 90 days or more past due	510,625	-
Aggregate fair value of loan receivables in non-accrual status	-	-

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2022, and 2021, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses, respectively.

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

In September 2021, FlexShopper entered into a 12-month lease for an office space for approximately 18 people at the Battery at SunTrust Park at Georgia, Atlanta mainly to expand the sales team. This lease was renewed for another twelve month period with a monthly rent of approximately $8,800. This lease is accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The rental expense for the nine months ended September 30, 2022 and 2021 was approximately $531,000 and $492,000 respectively. At September 30, 2022, the future minimum annual lease payments are approximately as follows:

2022	$133,000
2023	506,000
2024	435,000
2025	443,000
2026	456,000
Thereafter	774,000
$2,747,000

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets beginning January 1, 2019.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Assets
Operating Lease Asset	Right of use asset, net	$1,432,446	$1,534,512
Finance Lease Asset	Right of use asset, net	12,713	18,818
Total Lease Assets		$1,445,159	$1,553,330

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$190,140	$163,939
Finance Lease Liability – current portion	Current Lease Liabilities	8,713	8,793
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,616,423	1,761,558
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	6,788	13,065
Total Lease Liabilities		$1,822,064	$1,947,355

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	6
Finance Leases	13.36%	2

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s condensed consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $292,056 and $303,871 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months ended
	September 30,
	2022	2021
Cash payments for operating leases	$302,075	$300,415
Cash payments for finance leases	8,388	8,388

Below is a summary of undiscounted operating lease liabilities as of September 30, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2022	$103,371
2023	417,606
2024	430,134
2025	443,038
2026	456,330
2027 and thereafter	773,593
Total undiscounted cash flows	2,624,072
Less: interest	(817,509)
Present value of lease liabilities	$1,806,563

Below is a summary of undiscounted finance lease liabilities as of September 30, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2022	$2,931
2023	9,699
2024	4,781
Total undiscounted cash flows	17,411
Less: interest	(1,910)
Present value of lease liabilities	$15,501

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2022	December 31, 2021
Furniture, fixtures and vehicle	2-5 years	$395,468	$391,669
Website and internal use software	3 years	19,057,770	15,302,020
Computers and software	3-7 years	3,377,576	2,281,975
		22,830,814	17,975,664
Less: accumulated depreciation and amortization		(15,414,565)	(12,485,230)
		$7,416,249	$5,490,434

Depreciation and amortization expense were $1,081,204 and $683,584 for the three months ended September 30, 2022 and 2021, respectively, and $2,929,335 and $2,006,098 for the nine months ended September 30, 2022 and 2021, respectively.

6. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At September 30, 2022, amounts outstanding under the 122 Partners Note bear interest at a rate of 18.82%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. No other changes were made to the 122 Partners Note. Principal and accrued and unpaid interest outstanding on the 122 Partners Note was $1,015,539 as of September 30, 2022 and $1,011,615 as of September 30, 2021.

Interest paid for the 122 Partner Note were $45,278 and $36,779 for the three months ended September 30, 2022 and 2021, respectively, and $147,422 and $113,523 for the nine months ended September 30, 2022 and 2021, respectively.

Interest expensed for the 122 Partner Note were $46,530 and $36,516 for the three months ended September 30, 2022 and 2021, respectively, and $151,521 and $109,628 for the nine months ended September 30, 2022 and 2021, respectively.

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At September 30, 2022, amounts outstanding under the NRNS Note bear interest at a rate of 18.82%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such NRNS Note. Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,917,046 as of September 30, 2022 and $3,793,581 as of September 30, 2021.

Interest paid for the NRNS Note were $486,739 and $138,011 for the three months ended September 30, 2022 and 2021, respectively, and $1,020,523 and $426,345 for the nine months ended September 30, 2022 and 2021, respectively.

Interest expensed for the NRNS Note were $500,201 and $137,024 for the three months ended September 30, 2022 and 2021, respectively, and $1,144,646 and $411,615 for the nine months ended September 30, 2022 and 2021, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2022	$-	$182,585
2023	$1,000,000	$-
2024	$10,750,000	$-

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At September 30, 2022, amounts borrowed bear interest at 13.82%.

On March 8, 2022, pursuant to Amendment No. 15 to Credit Agreement, the Commitment Amount was increased to be up to $82,500,000. The incremental increase in the Commitment Amount was provided by WE 2022-1, LLC, as an additional lender under the Credit Agreement. WE 2022-1, LLC is an affiliate of Waterfall Asset Management, LLC. No other changes were made to the credit agreement. As of July 1, 2022, WE 2022-1, LLC assigned 100% of its Commitment and all Loans to WE 2014-1, LLC. Effective September 27, 2022, WE 2014-1, LLC assigned 100% of its Commitments and all Loans to Powerscourt Investments 32, LP, an affiliate of Waterfall Asset Management, LLC.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at September 30, 2022, follows:

	September 30, 2022
	Required Covenant	Actual Position
Equity Book Value not less than	$9,636,387	$23,082,979
Liquidity greater than	1,500,000	5,274,219
Cash greater than	500,000	5,756,086
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.86

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

The Company borrowed under the Credit Agreement $15,055,000 and $32,855,000 for the three and nine months ended September 30, 2022, respectively, and $500,000 and $4,000,000 for the three and nine months ended September 30, 2021, respectively. The Company repaid under the Credit Agreement and $4,605,000 and $5,730,000 for the three and nine months ended September 30, 2022, respectively, and $1,600,000 and $6,575,000 for the three and nine months ended September 30, 2021, respectively. The Commitment Amount as of November 10, 2022 is $110,000,000 (See Note 14).

Interest expense incurred under the Credit Agreement amounted to $2,426,513 and $5,874,504 for the three and nine months ended September 30, 2022, respectively, and $1,015,930 and $3,147,479 for the three and nine months ended September 30, 2021, respectively. The outstanding balance under the Credit Agreement was $77,600,000 as of September 30, 2022 and was $50,475,000 as of December 31, 2021. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $338,113 and $413,076 as of September 30, 2022 and December 31, 2021, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at September 30, 2022.

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

As of September 30, 2022, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of September 30, 2022, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of September 30, 2022 totaled approximately $15,100,505. As of September 30, 2022, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

	Warrants	Expense	Grant date fair value
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 29, 2021	40,000	76,318	1.91
March 31, 2021	40,000	63,010	1.58
April 30, 2021	40,000	60,542	1.51
May 31, 2021	40,000	63,156	1.58
June 30, 2021	40,000	68,228	1.71
July 31, 2021	40,000	55,658	1.39
August 31, 2021	40,000	62,301	1.56
	320,000	522,808	1.63

The following table summarizes information about outstanding stock warrants as of September 30, 2022, all of which are exercisable:

	Common	Series 2 Preferred		Weighted Average
Exercise	Stock Warrants	Stock Warrants		Remaining
Price	Outstanding	Outstanding		Contractual Life

$1.25	1,055,184			1 year
$1.25	160,000			1 year
$1.34	40,000			1 year
$1.40	40,000			1 year
$1.54	40,000			1 year
$1.62	40,000			1 year
$1.68	40,000			2 years
$1.69	40,000			1 year
$1.74	40,000			1 year
$1.76	40,000			1 year
$1.91	40,000			1 year
$1.95	40,000			2 years
$2.00	40,000			1 year
$2.01	40,000			1 year
$2.08	40,000			4 years
$2.45	40,000			1 year
$2.53	40,000			1 year
$2.57	40,000			3 years
$2.70	40,000			4 years
$2.78	40,000			1 year
$2.79	40,000			4 years
$2.89	40,000			3 years
$2.93	40,000			1 year
$2.97	40,000			4 years
$3.09	40,000			4 years
$3.17	40,000			4 years
$3.19	40,000			4 years
$3.27	40,000			4 years
$1,250		439	*	1 year
	2,255,184	439

(*)	At September 30, 2022, these warrants were exercisable into Series 2 Preferred Stock which, in turn, were convertible into 116,903 shares of common stock

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

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. As of September 30, 2022, approximately 580,000 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense include the following components:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Stock options	$238,233	$265,407	$762,340	$894,892
Performance share units	149,065	-	187,663	-
Total stock-based compensation	$387,298	$265,407	$950,003	$894,892

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statements of operations was $387,298 and $950,003 for the three and nine months ended September 30, 2022, respectively, and $265,407 and $894,892 for the three and nine months ended September 30, 2021, respectively. Unrecognized compensation cost related to non-vested options and PSU at September 30, 2022 amounted to $1,452,640, which is expected to be recognized over a weighted average period of 2.38 years.

Stock options:

The fair value of stock options is recognized as compensation expense by the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Exercise price	$ 0.9 to 1.86	$ 2.38 to 3.09
Expected life	6 years	5 years
Expected volatility	69%	92%
Dividend yield	0%	0%
Risk-free interest rate	1.89 to 4.02%	0.31 to 0.98%

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

Activity in stock options for the nine months period ended September 30, 2022 and September 30, 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	1,094,002	1.50		-
Exercised	(308,526)	0.85		480,029
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		-
Outstanding at September 30, 2022	3,834,047	$2.00	6.96	$1,219,962
Vested and exercisable at September 30, 2022	2,694,862	$2.10	6.48	$928,330

Outstanding at January 1, 2021	2,595,700	$1.92		$2,491,026
Granted	592,348	2.52		-
Exercised	(30,999)	0.81		68,278
Forfeited	(43,334)	2.13		53,952
Outstanding at September 30, 2021	3,113,715	$2.04	6.94	$3,855,698
Vested and exercisable at September 30, 2021	2,127,537	$2.03	7.02	$2,850,630

The weighted average grant date fair value of options granted during the nine month period ended September 30, 2022 and September 30, 2021 was $0.91 and $1.77 per share, respectively.

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

Activity in performance share units for the nine months ended September 30, 2022 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2022	-	-
Granted	790,327	$1.53
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at September 30, 2022	790,327	$1.53

10. INCOME TAXES

During the second quarter of 2022, the Company released the valuation allowance of the Company’s deferred tax asset recorded as of December 31, 2021. The Company had historical cumulative positive pre-tax income plus permanent differences. The realization of the deferred tax asset as of September 30, 2022 is more likely than not based on the refined and updated net income forecast of the Company for 2022, mainly considering the expansion of our loan portfolio with our bank partner and the sale of past due lease receivables that occurred in the second quarter of the year.

The release of the deferred tax asset valuation allowance resulted in a tax benefit of approximately $12.5 million in the three-month period ended June 30, 2022 and in the nine-month period ended September 30,2022.

As of September 30, 2022, the Company had federal and state net operating loss carryforwards of $56,361,269 and $3,419,272, respectively. Our federal loss carryforwards do not expire. The Company’s net operating losses may be subject to annual Section 382 of the Internal Revenue Code limitations due to ownership changes that could impact future realization.

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

The Company’s effective income tax rate for the three months ended September 30, 2022 is different than the statutory rate of 21% primally due to the state income taxes and permanent differences. The Company’s effective income tax rate for the nine months ended September 30, 2022 is different than the statutory rate of 21% primally due to the state income taxes, permanent differences and the release of the valuation allowance.

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

14. SUBSEQUENT EVENTS

Loan Payable Under Credit Agreement

On March 6, 2015, the Company, through a wholly-owned subsidiary (the “Borrower”), entered into a credit agreement (as amended and supplemented from time to time, the “Credit Agreement”) with Wells Fargo Bank, National Association, as paying agent, various lenders from time to time party thereto, and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender. See Note 7.

Effective September 27, 2022, WE 2014-1, LLC assigned 100% of its Commitments and all Loans to Powerscourt Investments 32, LP, an affiliate of Waterfall Asset Management, LLC.

On October 21, 2022, pursuant to Amendment No. 16 to the Credit Agreement between FlexShopper 2, LLC, as borrower, and Powerscourt Investments 32, LP, as administrative agent and lender, the Commitment Amount was increased to be up to $110,000,000. This amendment also replaced LIBOR references in the Credit Agreement with SOFR (Secured Overnight Financing Rate), as the basis for our interest payments under the Credit Agreement. No other changes were made to the Credit Agreement.

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

Executive Overview

The results of operations reflect the operations of FlexShopper, LLC and FlexLending, LLC (together with the Company and its direct and indirect wholly owned subsidiaries, “FlexShopper”). FlexShopper, LLC provides certain types of durable goods to consumers on a lease-to-own (“LTO”) basis and also provides LTO terms to consumers of third-party retailers and e-retailers. FlexShopper began generating revenues from this line of business in December 2013. Management believes that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. FlexShopper and its online LTO platforms provide consumers the ability to acquire durable goods, including electronics, computers and furniture, on an affordable payment, lease basis. Concurrently, e-retailers and retailers that work with FlexShopper may increase their sales by utilizing FlexShopper’s online channels to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s sales channels include (1) selling directly to consumers via the online FlexShopper.com, an LTO Marketplace featuring thousands of durable goods, (2) utilizing FlexShopper’s patent LTO payment method at check out on e-commerce sites and through in-store terminals and (3) facilitating LTO transactions with retailers that have not yet become part of the FlexShopper.com LTO marketplace.

In 2021, through our subsidiary FlexLending, LLC, we began a test to market an unsecured, consumer loan product for our bank partner that would augment our LTO solution. In 2022, based upon the success of this testing, the marketing of our bank partner’s loans has become a strategic solution that we offer to many of our current customers and through our retailer partners.

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to credit provisions, contingencies, litigation, fair value of loan receivables and income taxes.  Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

Lease Receivables and Allowance for Doubtful Accounts – FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Lease receivables	$46,790,076	$53,176,432
Allowance for doubtful accounts	(13,364,953)	(27,703,278)
Lease receivables, net	$33,425,123	$25,473,154

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. As the lease ages, the greater the allowance attributable to that account to reflect the decreased likelihood of successful collection efforts. Accounts receivable balances charged off against the allowance were $16,174,329 and $56,977,427 for the three and nine months ended September 30, 2022 respectively, and $18,437,746 and $27,454,106 for the three and nine months ended September 30, 2021, respectively.

Lease Merchandise, net – Until all payment obligations required for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the related cost and accumulated depreciation are eliminated from lease merchandise. For lease merchandise returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to cost of lease revenue. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable.

Loan receivables at fair value – The Company elected the fair value option on its entire loan receivables portfolio purchased from its bank partner. As such, loan receivables are carried at fair value in the condensed consolidated balance sheet with changes in fair value recorded in the condensed consolidated statement of operations. Accrued and unpaid interest and fees are included in loan receivables at fair value in the condensed consolidated balance sheets. Management believes the reporting of these receivables at fair value more closely approximates the true economics of the loan receivables.

Interest and fees are discontinued when loans receivable become contractually 120 or more days past due. The Company charges-off loans at the earlier of when the loans are determined to be uncollectible or when the loans are 120 days contractually past due. Recoveries on loan receivables that were previously charged off are recognized when cash is received. Changes in the fair value of loan receivables include the impact of current period charge offs associated with these receivables.

The Company estimates the fair value of the loan receivables using a discounted cash flow analysis at an individual loan level to more accurately predict future payments. The Company adjusts expected cash flows for estimated losses and servicing costs over the estimated duration of the underlying assets. These adjustments are determined using historical data and include appropriate consideration of recent trends and anticipated future performance. Future cash flows are discounted using a rate of return that the Company believes a market participant would require. Model results may be adjusted by management if the Company does not believe the output reflects the fair value of the instrument, as defined under U.S. GAAP. The models are updated at each measurement date to capture any changes in internal factors such as nature, term, volume, payment trends, remaining time to maturity, and portfolio mix, as well as changes in underwriting or observed trends expected to impact future performance.

A third-party bank partner originates our credit product and initially provides all of the funding for the loans. The third-party sells a participation of all loans originated to the Company. FlexShopper services the loans and remits the corresponding portion of any collections to the third party. Loan revenues and fees is representative of the Company’s portion of participation in the loans.

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

	Three months ended September 30,
	2022	2021	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$38,580,116	$42,528,079	$(3,947,963)	(9.3)
Provision for doubtful accounts	(15,075,109)	(11,787,960)	(3,287,149)	27.9
Gain on sale of lease receivables	1,007,079	-	1,007,079
Net lease billing and fees	$24,512,086	$30,740,119	$(6,228,033)	(20.3)
Loan revenues and fees	6,025,786	116,477	5,909,309	5,073.4
Net changes in the fair value of loan receivables	(4,396,421)	4,339	(4,400,760)	(101,423.4)
Net loan revenues	$1,629,365	$120,816	$1,508,549	1,248.6
Total revenues	$26,141,451	$30,860,935	$(4,719,484)	(15.3)
Cost of lease revenues and merchandise sold	(18,746,897)	(18,005,170)	(741,727)	4.1
Loans origination costs and fees	(1,027,097)	(166,805)	(860,292)	515.7
Gross profit	$6,367,457	$12,688,960	$(6,321,503)	(49.8)
Gross profit margin	24%	41%

	Three months ended September 30,
	2022	2021	$ Change	% Change
Adjusted EBITDA:
Net (loss)/income	$(6,280,434)	$1,696,023	$(7,976,457)	(470.3)
Income taxes	(1,298,269)	936,229	(2,234,498)	(238.7)
Amortization of debt issuance costs	56,283	43,067	13,216	30.7
Other amortization and depreciation	1,244,267	708,762	535,505	75.6
Interest expense	2,973,859	1,190,550	1,783,309	149.8
Stock-based compensation	387,298	265,407	121,891	45.9
Adjusted EBITDA	$(2,916,996)	$4,840,038	$(7,757,034)	(160.3)

Key performance metrics for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$117,774,390	$124,720,272	$(6,945,882)	(5.6)
Provision for doubtful accounts	(42,639,102)	(30,566,352)	(12,072,750)	39.5
Gain on sale of lease receivables	7,611,586	-	7,611,586
Net lease billing and fees	$82,746,874	$94,153,920	$(11,407,046)	(12.1)
Loan revenues and fees	10,836,534	233,474	10,603,060	4,541.4
Net changes in the fair value of loan receivables	(1,938,570)	(54,236)	(1,884,334)	3,474.3
Net loan revenues	$8,897,964	$179,238	$8,718,726	4,864.3
Total revenues	$91,644,838	$94,333,158	$(2,688,320)	(2.8)
Cost of lease revenues and merchandise sold	(56,114,813)	(59,959,590)	3,844,777	(6.4)
Loans origination costs and fees	(2,256,838)	(341,989)	(1,914,849)	559.9
Gross profit	$33,273,187	$34,031,579	$(758,392)	(2.2)
Gross profit margin	36%	36%

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Adjusted EBITDA:
Net income	$5,727,852	$2,639,454	$3,088,398	117.0
Income taxes	(13,892,516)	1,914,473	(15,806,989)	(825.7)
Amortization of debt issuance costs	163,169	177,647	(14,478)	(8.1)
Other amortization and depreciation	3,303,590	2,032,811	1,270,779	62.5
Interest expense	7,172,879	3,677,367	3,495,512	95.1
Stock-based compensation	950,003	894,892	55,111	6.2
Product/ infrastructure expenses	-	10,000	(10,000)
Gain on debt extinguishment	-	(1,931,825)	1,931,825	-
Adjusted EBITDA	$3,424,977	$9,414,819	$(5,989,842)	(63.6)

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	2022	2021	$ Change	% Change

Gross lease billings and fees	$38,580,116	$42,528,079	$(3,947,963)	(9.3)
Provision for doubtful accounts	(15,075,109)	(11,787,960)	(3,287,149)	27.9
Gain on sale of lease receivables	1,007,079	-	1,007,079
Net lease billing and fees	$24,512,086	$30,740,119	$(6,228,003)	(20.3)
Loan revenues and fees	6,025,786	116,477	5,909,309	5,073.4
Net changes in the fair value of loan receivables	(4,396,421)	4,339	(4,400,760)	(101,423.4)
Net loan revenues	$1,629,365	$120,816	$1,508,549	1,248.6
Total revenues	$26,141,451	$30,860,935	$(4,719,484)	(15.3)
Cost of lease revenue and merchandise sold	(18,746,897)	(18,005,170)	(741,727)	4.1
Loans origination costs and fees	(1,027,097)	(166,805)	(860,292)	515.7
Marketing	(2,393,185)	(1,824,402)	(568,783)	31.2
Salaries and benefits	(2,820,033)	(2,672,864)	(147,169)	5.5
Other operating expenses	(5,702,800)	(4,325,825)	(1,376,975)	31.8
Operating (loss)/income	(4,548,561)	3,865,869	(8,414,430)	(217.7)
Interest expense	(3,030,142)	(1,233,617)	(1,796,525)	145.6
Income taxes	1,298,269	(936,229)	2,234,498	(238.7)
Net (loss)/income	$(6,280,434)	$1,696,023	$(7,976,457)	(470.3)

FlexShopper originated 25,452 gross leases less same day modifications and cancellations with an average origination value of $616 for the three months ended September 30, 2022 compared to 30,407 gross leases less same day modifications and cancellations with an average origination value of $522 for the comparable period last year. Net lease revenues for the three months ended September 30, 2022 were $24,512,086 compared to $30,740,119 for the three months ended September 30, 2021, representing a decrease of $6,228,033 or 20.3%. In 2022, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 39.1% and 27.7% for the three months ending September 30, 2022 and 2021, respectively. Due to favorable market conditions, at the end of September 2022 FlexShopper signed an agreement with a third party to sell leases in default that were fully mature. For the three months ended September 30, 2022, FlexShopper sold leases in default that were fully mature for $1,095,845 and paid fees for $88,766 over that sale, which generated a gain on sale of lease receivables of $1,007,079.

Net loan revenues for the three months ended September 30, 2022 were $1,629,365 compared to $120,816 for the three months ended September 30, 2021, representing an increase of $1,508,549 or 1,248.6%. In 2021, we began a test for an unsecured consumer loan product with our bank partner. Our bank partner originated 8,301 loans at an average loan value of $1,256 for the three months ended September 30, 2022 compared to 221 loans at an average loan value of $1,078 for the three months ended September 30, 2021. Our bank partner sold to the Company a participation interest for each loan originated in those periods. In 2022, based upon the success of this testing, we expanded the program.

Cost of lease revenue and merchandise sold for the three months ended September 30, 2022 was $18,746,897 compared to $18,005,170 for the three months ended September 30, 2021, representing an increase of $741,727 or 4.1%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the lease portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the three months ended September 30, 2022 was $1,027,097 compared to $166,805 for the three months ended September 30, 2021, representing an increase of $860,292 or 515.7%. Loan origination cost and fees is correlated to the volume and dollar amount of loan originations for a given period with 8,301 and 221 loans being originated for the three months ended September 30, 2022 and 2021, respectively.

Marketing expenses in the three months ended September 30, 2022 were $2,393,185 compared to $1,824,402 in the three months ended September 30, 2021, an increase of $568,783 or 31.2%. Marketing expenses related to loans in the three months ended September 30, 2022 were $1,029,973 compared to $38,845 in the three months ended September 30, 2021, an increase of $991,128 or 2,551.5%. The increase is related to the marketing of consumer loans. Marketing expenses related to leases in the three months ended September 30, 2022, were $1,363,212 compared to $1,785,557 in the three months ended September 30, 2021, a decrease of $422,345 or 23.7%. The decrease is related to allocating marketing spend to loan originations.

Salaries and benefits expense in the three months ended September 30, 2022 were $2,820,033 compared to $2,672,864 in the three months ended September 30, 2021, an increase of $147,169 or 5.5%. During the second quarter of 2022, there were some management positions filled in Information Technology and the marketing department to assist in the development of new products.

Other operating expenses for the three months ended September 30, 2022 and 2021 included the following:

	2022	2021
Amortization and depreciation	$1,244,264	$708,762
Computer and internet expenses	1,322,851	938,862
Legal and professional fees	981,766	828,789
Merchant bank fees	390,662	737,254
Customer verification expenses	316,481	165,297
Stock-based compensation expense	387,298	265,407
Insurance expense	146,780	177,511
Office and telephone expense	343,536	242,733
Rent expense	191,701	167,804
Advertising and recruiting fees	164,722	183,426
Travel expense	92,271	124,981
Other	120,468	(215,001)
Total	$5,702,800	$4,325,825

Amortization and depreciation expenses in the three months ended September 30, 2022 were $1,244,264 compared to $708,762 in the three months ended September 30, 2021, representing an increase of $535,502 or 75.6%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company. The rest of the increase is related to the amortization of capitalized of data not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the three months ended September 30, 2022 were $1,322,851 compared to $938,862 in the three months ended September 30, 2021, representing an increase of $383,989 or 40.9%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to expanding the IT infrastructure in preparation for new products offered by the company.

Merchant bank fees expenses in the three months ended September 30, 2022 were $390,662 compared to $737,254 in the three months ended September 30, 2021, representing a decrease of $346,592 or 47.0%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore a decrease in gross lease billings and fees and a more efficient collection process is the main driver for the decrease in merchant bank fees.

Customer verification expenses in the three months ended September 30, 2022 were $316,481 compared to $165,297 in the three months ended September 30, 2021, representing a increase of $151,184 or 91.5%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. During the third quarter of 2021, several changes including the implementation of a more disciplined process around data procurement and storage were made by the Company. Those improvements triggered a change in the estimate of the probability of future economic benefit of a portion of the data cost. As a result of this change in the estimate regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable that they will provide future economic benefit, the Company capitalized $458,018 of data costs in the quarter ended September 30, 2022. The underwriting and data science team continues to optimize the costs related to underwriting lease and loan applications. However, the increase in new loan applications have increased the cost for this period.

Income taxes in the three months ended September 30, 2022 were $1,298,269 (benefit) compared to $936,229 (expense) in the three months ended September 30, 2021, a decrease of $2,234,498 or 238.7%. The variation is due to the change in the Company’s estimated annual taxable earnings/ loss and the effective income tax rates at the end of each period. The Company’s effective income tax rate for the three months ended September 30, 2022 is different than the statutory rate of 21% primally due to the state income taxes and permanent differences.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table details operating results for the nine months ended September 30, 2022 and 2021:

	2022	2021	$ Change	% Change

Gross lease billings and fees	$117,774,390	$124,720,272	$(6,945,882)	(5.6)
Provision for doubtful accounts	(42,639,102)	(30,566,352)	(12,072,750)	39.5
Gain on sale of lease receivables	7,611,586	-	7,611,586
Net lease billing and fees	$82,746,874	$94,153,920	$(11,407,046)	(12.1)
Loan revenues and fees	10,836,534	233,474	10,603,060	4,541.4
Net changes in the fair value of loan receivables	(1,938,570)	(54,236)	(1,884,334)	3,474.3
Net loan revenues	$8,897,964	$179,238	$8,718,726	4,864.3
Total revenues	$91,644,838	$94,333,158	$(2,688,320)	(2.8)
Cost of lease revenue and merchandise sold	(56,114,813)	(59,959,590)	3,844,777	(6.4)
Loans origination costs and fees	(2,256,838)	(341,989)	(1,914,849)	559.9
Marketing	(8,178,120)	(5,571,237)	(2,606,883)	46.8
Salaries and benefits	(8,799,395)	(8,329,188)	(470,207)	5.6
Other operating expenses	(17,124,288)	(13,654,038)	(3,470,250)	25.4
Operating (loss)/income	(828,616)	6,477,116	(7,305,732)	(112.8)
Gain on extinguishment of debt	-	1,931,825	(1,931,825)
Interest expense	(7,336,048)	(3,855,014)	(3,481,034)	90.3
Income taxes	13,892,516	(1,914,473)	15,806,989	(825.7)
Net income	$5,727,852	$2,639,454	$3,088,398	117.0

FlexShopper originated 90,375 gross leases less same day modifications and cancellations with an average origination value of $574 for the nine months ended September 30, 2022 compared to 108,146 gross leases less same day modifications and cancellations with an average origination value of $523 for the comparable period last year. Net lease revenues for the nine months ended September 30, 2022 were $82,746,874 compared to $94,153,920 for the nine months ended September 30, 2021, representing a decrease of $11,407,046 or 12.1%. In 2022, the average origination value per lease increased compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 36.2% and 24.5% for the three months ending September 30, 2022 and 2021, respectively. Due to favorable market conditions, at the end of September 2022 FlexShopper signed an agreement with a third party to sell leases in default that were fully mature. As of September 30, 2022, FlexShopper sold leases in default that were fully mature for $8,025,686 and paid fees for $414,100 over that sale, which generated a gain on sale of lease receivables of $7,611,586.

Net loan revenues for the nine months ended September 30, 2022 were $8,897,964 compared to $179,238 for the nine months ended September 30, 2021, representing an increase of $8,718,726 or 4,864.3%. In 2021, we began a test for an unsecured consumer loan product with our bank partner. Our bank partner originated 23,135 loans at an average loan value of $1,223 for the nine months ended September 30, 2022 compared to 413 loans at an average loan value of $1,002 for the nine months ended September 30, 2021. Our bank partner sold to the Company a participation interest for each loan originated in those periods. In 2022, based upon the success of this testing, we expanded the program.

Cost of lease revenue and merchandise sold for the nine months ended September 30, 2022 was $56,114,813 compared to $59,959,590 for the nine months ended September 30, 2021, representing a decrease of $3,844,777 or 6.4%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the lease portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the nine months ended September 30, 2022 was $2,256,838 compared to $341,989 for the nine months ended September 30, 2021, representing an increase of $1,914,849 or 559.9%. Loan origination cost and fees is correlated to the volume and dollar amount of loan originations for a given period with 23,135 and 413 loans being originated for the nine months ended September 30, 2022 and 2021, respectively.

Marketing expenses in the nine months ended September 30, 2022 were $8,178,120 compared to $5,571,237 in the nine months ended September 30, 2021, an increase of $2,606,883 or 46.8%. Marketing expenses related to loans in the nine months ended September 30, 2022 were $3,662,687 compared to $66,165 in the nine months ended September 30, 2021, an increase of $3,596,522 or 5,435.7%. The increase is related to the marketing of consumer loans. Marketing expenses related to leases in the nine months ended September 30, 2022, were $4,515,433 compared to $5,505,072 in the nine months ended September 30, 2021, a decrease of $989,639 or 18.0%. The decrease is related to allocating marketing spend to loan originations.

Salaries and benefits expense in the nine months ended September 30, 2022 were $8,799,395 compared to $8,329,188 in the nine months ended September 30, 2021, an increase of $470,207 or 5.6%. During the second quarter of 2022, there were some management positions filled in Information Technology and the marketing department to assist in the development of new products.

Other operating expenses for the nine months ended September 30, 2022 and 2021 included the following:

	2022	2021
Amortization and depreciation	$3,303,590	$2,032,811
Computer and internet expenses	3,662,429	2,369,048
Legal and professional fees	3,506,817	2,227,119
Merchant bank fees	1,305,534	2,022,171
Customer verification expenses	708,975	1,833,678
Stock-based compensation expense	950,003	894,892
Insurance expense	454,517	434,914
Office and telephone expense	1,065,581	657,767
Rent expense	531,165	491,911
Advertising and recruiting fees	598,357	315,728
Travel expense	401,085	228,336
Other	636,235	145,663
Total	$17,124,288	$13,654,038

Amortization and depreciation in the nine months ended September 30, 2022 were $3,303,590 compared to $2,032,811 in the nine months ended September 30, 2021, representing an increase of $1,270,779 or 62.5%. The majority of the increase is related to amortization of capitalized software costs due to the preparation for new products offered by the Company. The rest of the increase is related to the amortization of capitalized data not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the nine months ended September 30, 2022 were $3,662,429 compared to $2,369,048 in the nine months ended September 30, 2021, representing an increase of $1,293,381 or 54.6%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to expanding the IT infrastructure in preparation for new products offered by the company.

Legal and professional fees expenses in the nine months ended September 30, 2022 were $3,506,817 compared to $2,227,119 in the nine months ended September 30, 2021, representing an increase of $1,279,698 or 57.5%. During the second quarter of 2021, the Company onboarded two offshore servicing and collections options to improve flexibility around seasonal call center traffic and improve operational metrics.

Merchant bank fees expenses in the nine months ended September 30, 2022 were $1,305,534 compared to $2,022,171 in the nine months ended September 30, 2021, representing a decrease of $716,637 or 35.4%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore a decrease in gross lease billings and fees and a more efficient collection process is the main driver for the decrease in merchant bank fees.

Customer verification expenses in the nine months ended September 30, 2022 were $708,975 compared to $1,833,678 in the nine months ended September 30, 2021, representing a decrease of $1,124,703 or 61.3%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. During the third quarter of 2021, several changes including the implementation of a more disciplined process around data procurement and storage were made by the Company. Those improvements triggered a change in the estimate of the probability of future economic benefit of a portion of the data cost. As a result of this change in the estimate regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable that they will provide future economic benefit, the Company capitalized $1,220,722 of data costs in the period ended September 30, 2022. The underwriting and data science team continues to optimize the costs related to underwriting lease and loan applications

Office and telephone expense in the nine months ended September 30, 2022 were $1,065,581 compared to $657,767 in the nine months ended September 30, 2021, representing an increase of $407,814 or 62.0%. The increase is related to expenses around updating our call center technology in order to increase efficiencies in outbound collections.

Travel expenses in the nine months ended September 30, 2022 were $401,085 compared to $228,336 in the nine months ended September 30, 2021, representing an increase of $172,749 or 75.7%. The increase in travel expense in the first half of 2022 is related to the expansion of retail partner rollouts.

Income taxes in the nine months ended September 30, 2022 were $13,892,516 (benefit) compared to $1,914,473 (expense) in the nine months ended September 30, 2021, an increase of $15,806,989 or 825.7%. The variation was mainly due to the release of the valuation allowance of the Company’s deferred tax asset during the second quarter of 2022. The Company’s effective income tax rate for the nine months ended September 30, 2022 is different than the statutory rate of 21% primally due to the state income taxes, permanent differences and the release of the valuation allowance.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash and restricted cash for $5,756,086 compared to $3,147,926 at the same date in 2021. As of December 31, 2021, the Company had cash and restricted cash for $5,094,642. The increase in cash from December 31, 2021 was primarily due to the proceeds from a loan payable under the Credit Agreement and promissory notes with related parties offset by increases in accounts receivable, loan receivables at fair value and capitalized software, and decrease of lease merchandise.

As of September 30, 2022, the Company had accounts receivable of $47,191,369 offset by an allowance for doubtful accounts of $13,364,953, resulting in net accounts receivable of $33,826,416. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of September 30, 2022, the Company had loan receivables at fair value of $26,591,546 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using a discounted cash flow model.

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

The Company borrowed under the Credit Agreement $15,055,000 and $32,855,000 for the three and nine months ended September 30, 2022, respectively, and $500,000 and $4,000,000 for the three and nine months ended September 30, 2021, respectively. The Company repaid under the Credit Agreement and $4,605,000 and $5,730,000 for the three and nine months ended September 30, 2022, respectively, and $1,600,000 and $6,575,000 for the three and nine months ended September 30, 2021, respectively.

Effective September 27, 2022, WE 2014-1, LLC assigned 100% of its Commitments and all Loans to Powerscourt Investments 32, LP, an affiliate of Waterfall Asset Management, LLC.

On October 21, 2022, pursuant to Amendment No. 16 to the Credit Agreement between FlexShopper 2, LLC, as borrower, and Powerscourt Investments 32, LP, as administrative agent and lender, the Commitment Amount was increased to be up to $110,000,000. This amendment also replaced LIBOR references in the Credit Agreement with SOFR (Secured Overnight Financing Rate), as the basis for our interest payments under the Credit Agreement. No other changes were made to the Credit Agreement.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At September 30, 2022, amounts outstanding under the 122 Partners Note bear interest at a rate of 18.82%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. No other changes were made to the 122 Partners Note. As of September 30, 2022, $1,015,539 of principal and accrued and unpaid interest was outstanding on the 122 Partners Note.

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At September 30, 2022, amounts outstanding under the NRNS Note bear interest at a rate of 18.82%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to the NRNS Note. As of September 30, 2022, $10,917,046 of principal and accrued and unpaid interest was outstanding on the NRNS Note.

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

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $27,545,463 for the nine months ended September 30, 2022 primarily due to the purchases of leased merchandise, participation in loans and change in accounts receivable partially offset by the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts.

Net cash provided by operating activities was $1,159,828 for the nine months ended September 30, 2021 primarily due to the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts partially offset by purchases of leased merchandise, the change in accounts receivable and accounts payable and the gain on the extinguishment of debt

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $6,075,872 comprised of $1,099,400 for the purchase of property and equipment, $3,755,750 for capitalized software costs and $1,220,722 for the data costs.

For the nine months ended September 30, 2021, net cash used in investing activities was $3,459,424 comprised of $982,298 for the purchase of property and equipment, $2,015,746 for capitalized software costs and $461,379 for data costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $34,282,779 for the nine months ended September 30, 2022 due to $32,855,000 of funds drawn on the Credit Agreement and $7,000,000 of proceeds from promissory notes partially offset by loan repayments on the Credit Agreement of $5,730,000

Net cash used in financing activities was $3,093,710 for the nine months ended September 30, 2021 due to loan repayments on the Credit Agreement of $6,575,000 partially offset by $4,000,000 of funds drawn on the Credit Agreement.

Capital Resources

To date, funds derived from the sale of FlexShopper’s common stock, warrants, Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock and the Company’s ability to borrow funds against the lease and loan portfolio have provided the liquidity and capital resources necessary to fund its operations.

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

The second impact was a Company reaction in the second quarter of 2020 to the uniqueness of the pandemic. Not knowing what the potential impact to consumer payment patterns would be, the Company significantly tightened approval rates. It was not until the end of the third quarter of 2020, that approval rates returned to the pre-pandemic levels. This decreased approval rate, both online and in third party stores, coupled with the retailer closures mentioned above, significantly reduced new lease originations. In 2021, the uniqueness of the pandemic had resulted in significant growth in BNPL (buy now pay later) options that were offered to our consumer segment. Despite a return to near pre-pandemic approval rates, the Company still experienced reduced demand for its product in 2021 and 2022.

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

Despite the availability of COVID-19 vaccines in 2021, the number of COVID-19 cases had increased at various times throughout 2021and 2022 as the result of the appearance of new variants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2021 and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference).
10.1	Amendment No. 16 to Credit Agreement, dated as of October 21, 2022, between FlexShopper 2, LLC, as borrower and Powerscourt Investment 32, LP, as administrative agent and lender.
31.1	Rule 13a-14(a) Certification – Principal Executive Officer*
31.2	Rule 13a-14(a) Certification - Principal Financial Officer*
32.1	Section 1350 Certification – Principal Executive Officer*
32.2	Section 1350 Certification - Principal Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 10, 2022	By:	/s/ Richard House Jr.
Richard House Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ H. Russell Heiser Jr.
H. Russell Heiser Jr.
Chief Financial Officer (Principal Financial Officer)