Form 10-K
period 2022-12-31
FlexShopper, Inc.
filed 2023-04-24
CIK 1397047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $11,240,000 (based on the price at which the Registrant’s common stock was last sold on June 30, 2022 of $0.90 per share).

The number of shares outstanding of the Registrant’s common stock, as of April 24, 2023, was 21,752,304.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2023 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by that section. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” “strategy,” “future,” “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding the expansion of our consumer offerings, including our lease-to-own program and loan program, expectations concerning our arrangements with retailers, marketing efforts, investments in and the success of our underwriting technology and risk analytics platform, our ability to collect payments due from customers, expected future operating results, and expectations concerning our business strategy.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	general economic conditions, including inflation, rising interest rates, and other adverse macro-economic conditions;

●	the impact of deteriorating macro-economic environment on our customer’s ability to make the payment they owe our business and on our proprietary algorithms and decisioning tools used in approving customer to be indicative of customer’s ability to perform;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to compete in a highly competitive industry;

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our relationship with the bank partner that originate the loans in the bank partner loan model;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	our ability to attract and retain key executives and employees; the business and financial impact of the COVID-19 pandemic;

●	our ability to satisfy The Nasdaq Capital Market continued listing standards and other Nasdaq rules; and

●	the other risks and uncertainties described in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

Risks Related to our Businesses, Regulatory Environment and Industry

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

ii

PART I

Item 1. Business.

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our” and similar expressions are references to FlexShopper, Inc. (“FlexShopper”) and its consolidated subsidiaries.

Company Overview

FlexShopper is a financial technology company that provides transparent and competitive payment options to consumers. FlexShopper has a single operating segment that provides a variety of funding options via lease-purchase solutions and loans. Many of our customers fall within the near-prime or subprime Fair Isaac and Company (“FICO”) score categories and may have difficulty purchasing durable goods or services. We have several channels with which we generate payment options for customers. FlexShopper enables consumers utilizing our e-commerce marketplace to shop for brand name electronics, home furnishings and other durable goods on a lease-to-own (LTO) basis. We effect these transactions by first approving consumers through our proprietary, risk analytics-powered underwriting model. After receiving a signed consumer lease, we purchase the item from our drop-ship partners and lease it to our customer. Some of these goods are purchased on a retail basis while others are sourced from distributors or directly from manufacturers. We then collect payments from consumers under the consumer lease. We hold several registered patents and patent applications on aspects of our on-line marketplace LTO system. In addition, we partner with leading traditional and e-commerce retailers (whom we refer to as our point-of sale partners, “POS partners,” or “retail partners”). In these instances, through a variety of methods, we blend with the retailers to provide transparent and competitive lease payment options along with flexible terms that are designed to help customers achieve merchandise ownership, including through low initial payments and early buyout options.

We believe that our LTO programs, which are designed to improve the quality of life of our customers by providing them the ability to obtain ownership of high-quality durable products under an affordable payment arrangement, support broad untapped expansion opportunities for us within the U.S. consumer retail and e-commerce marketplaces. Central to our business model is our LTO Engine, the proprietary technology that we developed and use to automate the online process for consumers to receive payment terms and spending limits and to enter into leases for durable goods, all within minutes. The LTO Engine allows us to operate through three strategic sales channels: (i) selling directly to consumers via our online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (ii) utilizing our LTO payment method at check-out on our merchant partners’ e-commerce sites and (iii) facilitating LTO transactions with retailers in their physical locations both through their in-store terminals and FlexShopper applications accessed via the Internet. For the year ended December 31, 2022, we generated approximately $106 million in net lease revenues and fees.

In 2021, we began a test to market an unsecured, consumer loan product for our bank partner that would augment our LTO solution in retailer sales channels. In 2022, based upon the success of this testing, the marketing of our bank partner’s loans became a strategic solution that we offer to many of our current customers and through our retailer partners. In the bank partner origination model, applicants who apply and obtain a loan through our online platform are underwritten, approved, and funded by the bank partner. Similar to our LTO option, the product provides flexibility to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations in-line with the majority of other states. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s broad national presence to enable improved credit access to consumers. This model has been tested in the credit card and mortgage industries and is a key growth enabler for the business. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partner holds loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. In 2022, FlexShopper purchased $31 million in loan participations and recognized $15 million in interest income in 2022.

In late 2022, FlexShopper purchased the assets of Revolution Financial, Inc. (“Revolution”). This purchase facilitated the creation of a direct origination model for consumers in 11 states. In the direct origination model, applicants who apply and obtain a loan through our platform are underwritten, approved, and funded directly by FlexShopper. Also acquired in the purchase were the customers, the loan portfolio and the leases for 22 store brick and mortar locations, as well as program agreements with 78 additional brick and mortar locations that share net revenue of the loans originated in those locations. In addition, there was also an agreement to be the exclusive provider of non-prime loans to consumers in Liberty Tax corporate and franchisee locations nationwide. Furthermore, FlexShopper also gained a portfolio of current customers and information on previous customers in order to market consumer products. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate loan originations in these locations.

Our Market Opportunity

The non-prime consumer lease and finance industry offers consumers an alternative to traditional methods of obtaining both durable goods via the LTO platform in a lease purchase transaction, goods and services from retailers via the bank partner model in an installment loan and provides consumers cash for discretionary purchases via the storefront direct origination model in a state-licensed loan. FlexShopper’s customers typically do not have sufficient cash or credit for these purchases, so they find the short-term nature and affordable payments of our products attractive.

The Lease-Purchase Transaction

A lease-purchase transaction is a flexible alternative for consumers to obtain merchandise with no long-term obligation. Key features of our lease-purchase transactions include:

Brand name merchandise. FlexShopper offers well-known brands such as LG, Samsung, Sony and Vizio home electronics; Frigidaire, General Electric, LG, Samsung and Whirlpool appliances; Acer, Apple, Asus, Samsung and Toshiba computers and/or tablets; Samsung and Apple smartphones; and Ashley, Powell and Standard furniture, among other brands.

Convenient payment options. Our customers make payments primarily on a weekly or bi-weekly basis. Payments are automatically deducted from the customer’s authorized checking account or debit card. Additionally, customers may make additional payments or exercise early payment options, which enable them to save money.

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

Flexible options to obtain ownership. Ownership of the merchandise generally transfers to the customer if the customer makes all payments during the lease term, which is 52 weeks, or exercises the early payment options.

The Loan Transaction

A loan transaction facilitates consumers purchases of goods and services. Key features of our loan transactions include:

Flexible APRs. FlexShopper offers loan products with an APR as low as 62% and with an average APR of approximately 150%. The weekly payments for the customers, on average, are in-line with the lease purchase transaction.

Convenient payment options. Our customers primarily make payments on a weekly or bi-weekly basis. Payments are automatically deducted from the customer’s authorized checking account or debit card. Additionally, customers may make additional principal payments which enable them to save money.

No long-term commitment. A customer may pre-pay at anytime.

Applying has no impact on credit or FICO score. We do not use FICO scores to determine customers’ spending limits, so our underwriting does not impact customer’ credit with the three main credit bureaus.

Key Trends Driving the Industry

An estimated 14.1% of U.S. households were “underbanked” in 2021, according to the Federal Deposit Insurance Corporation (FDIC). Recently, demographic and socioeconomic trends have driven demand from these underbanked consumers, including a decline a purchasing power as inflation surpassed wage growth and credit card balances reaching record highs. As a result, the number of consumers with unsecured personal loans increased over 13% in the last year. Technology advances have enabled “instant” underwriting both in-store and online. Non-prime consumers recognize that they have more convenient options to acquire the liquidity for goods and services. In addition, leading retailers are continuing to embrace “save the sale” financing.

Our Growth and Expansion Strategy

Like many industries, the internet and other technology is transforming the sub-prime leasing and finance industry. FlexShopper has positioned itself to take advantage of this transformation by focusing on the expansion online and into mainstream retail and e-tail. Through its strategic sales channels, FlexShopper believes it can expand its originations. FlexShopper’s proprietary technology automates the process of consumers receiving spending limits and originating leases or loans within minutes. FlexShopper’s primary sales channels, which include B2C and B2B channels are illustrated below:

We believe we have created a unique platform in which our B2B and B2C sales channels complement each other. For our B2C channels, we directly market to our consumers LTO opportunities at FlexShopper.com, where they can choose from more than 100,000 of the latest products shipped directly to them by some of the nation’s largest retailers, distributors, and manufacturers. This generates sales for our retail partners, which encourages them to incorporate our B2B solutions into their online and in-store sales channels. The lease originations by our retail partners using our B2B channels, which have low customer acquisition cost to us, subsidize our B2C customer acquisition costs. Meanwhile, our B2C marketing promotes FlexShopper.com, which provides incremental sales for our retail partners, as well as benefitting our FlexShopper.com business.

To achieve our goal of being the preeminent “pure play” virtual LTO leader, we intend to execute the following strategies:

Continue to grow FlexShopper into a dominant brand. Given strong consumer demand and organic growth potential for our liquidity solutions, we believe that significant opportunities exist to expand our presence within current markets via existing marketing channels. As non-prime consumers become increasingly familiar and comfortable with our retail partnerships, online marketplace and mobile solutions, we plan to capture the new business generated as they migrate away from less convenient, legacy options.

Expand the range of customers served. We continue to evaluate new product and market opportunities that fit into our overall strategic objective of delivering next-generation retail, online and mobile platforms that span the non-prime/near-prime credit spectrum. For example, we are evaluating risk-based pricing products to expand our approval rates. By improving our analytics to effectively underwrite and serve consumers within those segments of the non-prime credit spectrum that we do not currently reach, we lower our acquisition cost while maintaining asset quality. We believe the current generation of our underwriting model is performing well and will continue to improve over time as its data set expands.

Pursue additional strategic retail partnerships. We intend to continue targeting regional and national retailers to expand our B2B sales channels. As illustrated in the diagram above, we believe we have the best omnichannel solution for retailers to “save the sale”. In retail, the phrase “save the sale” means offering consumers other liquidity options when they do not qualify for traditional credit. We expect these partnerships to provide us with access to a broad range of potential new customers, with low customer acquisition costs.

Pursue additional liquidity partnerships. We have partnered with other providers of sub-prime consumer liquidity both through direct integrations and through other technology partners to increase approval rates and conversion rates. These partners have appetite for providing consumers purchasing power based on different product types, amounts and consumer risk at different price points. By providing our applicants access to these other liquidity providers, we increase the total conversion rate while also providing our retailer partners with increased sales.

Expand our relationships with existing customers and retail partners. Customer acquisition costs represent one of the most significant expenses for us due to our high percentage of online customers. In comparison, much lower acquisition costs are incurred for customers acquired through our retail partnerships. We will seek to expand our strong relationships with existing customers by providing qualified customers with increased spending limits or offering other products and services to them, as well as seek to grow our retail partnerships to reduce our overall acquisition cost. In addition by encouraging additional repeat customers, we lower our acquisition cost for each new lease or loan and increase our lifetime value of each customer.

Continue to optimize marketing across all channels. Since we began marketing our services to consumers in 2014, we have made significant progress in targeting our customers and lowering our digital customer acquisition costs. Our efforts have been across different media including direct response television and digital channels such as social media, email and search engines.

Expand our liquidity offerings for consumers. The addition of the bank partner loan product is expanding FlexShopper’s reach beyond providers of durable goods to also include traditional and online retailers that provide non-durable goods and services. This significantly increases the total addressable market for our products. More recently, FlexShopper is now providing loans directly to consumers without the retailer component in order to find further ways to increase originations.

Competition and our Competitive Strengths

Providing liquidity to the non-prime consumer industry is highly competitive. Our operation competes with other national, regional and local LTO and consumer finance businesses, as well as with rental stores that do not offer their customers a purchase option. Some of these companies have, or may develop, systems that enable consumers to obtain through online facilities both leases and loans, in a manner similar to that provided by FlexShopper’s proprietary technology. We believe the following competitive strengths differentiate us:

Underwriting and Risk Management

Specialized technology and proprietary risk analytics optimized for the online non-prime credit market. We have made substantial investments in our underwriting technology and analytics platforms to support rapid scaling, innovation and regulatory compliance. Our team of data scientists and risk analysts uses our risk infrastructure to build and test strategies across the entire underwriting process, using alternative credit data, device authentication, identity verification and many more data elements. We believe our real-time proprietary technology and risk analytics platform is better than those of our competitors in underwriting online consumers and consumer electronics because of the significant historical data we have acquired since 2014. Most of our peers focus on in-store consumers that acquire furniture and appliances, which we believe are easier to underwrite, based on our own experience. Additionally, all of our applications are processed instantly with approvals and spending limits provided within seconds of submission.

LTO Products for Consumers and Retailers

Expansive online LTO marketplace. We have made substantial investments in our custom e-commerce platform to provide consumers the greatest selection of popular brands delivered by many of the nation’s largest retailers, including Best Buy, Amazon and Walmart. Our platform is custom-built for online LTO transactions, which include underwriting our consumers, serving them LTO leases, syncing and communicating with our partners to fulfill orders and all front- and back-end customer relationship management functions, including collections and billing. The result is a comprehensive technology platform that manages all facets of our business and enables us to scale with hundreds of thousands of visitors and products.

Wholesale Initiatives. We have made substantial inroads creating relationships with distributors and manufacturers to increase the amount of retail margin on our marketplace while still maintaining drop-ship capabilities and maintaining our zero-inventory policy. Offering brand name goods that provide us with both the lease economics as well as the retailer economics should increase gross profit margins.

Omnichannel “save the sale” product for retailers. In retail, the phrase “save the sale” means offering consumers other finance options when they do not qualify for traditional credit. We believe that we have the best omnichannel solution for retailers to “save the sale” with LTO options. We believe no competitor has a LTO marketplace that provides retailers incremental sales with no acquisition cost. Additionally, compared to our peers, our product for consumers requires no money down and typically fewer application fields. We believe this leads to more in-store and online sales. Furthermore, by partnering with other liquidity providers, we are creating more sales and greater conversion rate for our retailer partners.

Providing LTO consumers an “endless aisle” of products for lease-to-own. If customers want products that are not available on our marketplace, they may use our “personal shopper” service and simply complete a form with a link to the webpage of the desired durable good. We will then facilitate their purchase by providing an LTO arrangement. We also offer consumers the ability to acquire durable goods with our FlexShopper Wallet smartphone application available on Apple and Android devices. With FlexShopper Wallet, consumers may apply for a spending limit and take a picture of a qualifying item in any major retail store and we will fill the order for them. With our B2C channels, we believe we are providing LTO consumers with a superior LTO experience and fulfilling our mission to help improve their quality of life by shopping for what they want and where they want.

Scalable Model

Our online presence and our instant underwriting process for all consumer channels allows us to scale easily. We can onboard new retailers and our retailer partners can onboard new locations without meaningful additional resources.

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

Information Systems

We use computer-based management information systems to facilitate our entire business model, including underwriting, processing transactions through our sales channels, managing collections and monitoring leased inventory and loan portfolio. In addition, we have a customer service and call center to facilitate inbound and outbound calls. Through the use of our proprietary software developed in-house, each of our retail partners uses our online merchant portal that automates the process of consumers receiving spending limits and entering into leases for durable goods or loans within minutes. The management information system generates reports that enable us to meet our financial reporting requirements.

Government Regulations

Our business is extensively regulated by and subject to the requirements of various federal, state and local laws and regulations. Violations of these laws and regulations may subject us to government investigations and significant monetary penalties, remediation expenses and compliance-related burdens. Federal regulatory authorities are increasingly focused on alternative consumer financial services and products that our business provides. We expect applicable federal regulatory agencies will continue their increased focus on alternative consumer financial services and products, and, as a result, businesses such as ours may be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing our industry are adopted. In addition to federal regulatory oversight, currently, nearly every state specifically regulates lease-to-own transactions via state statutes, and are holding businesses like FlexShopper to higher standards of training, monitoring and compliance. Most state lease purchase laws require lease-to-own companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of any item, any other charges that may be imposed and miscellaneous other items. The more restrictive state lease purchase laws limit the retail price for an item, limit the total amount that a customer may be charged for an item, or regulate the “cost-of-rental” amount that lease-to-own companies may charge on lease-to-own transactions. With respect to the regulation of the “cost-of-rental” amount, such laws generally define “cost-of-rental” as lease fees paid in excess of the “retail” price of the goods. Our long-established policy in all states is to disclose the terms of its lease purchase transactions as a matter of good business ethics and customer service. From time to time, state attorneys general have directed investigations, regulatory initiatives and/or legal actions toward our industry, or certain companies within the industry. The consumer finance and LTO.

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

While we rely on intellectual property and proprietary rights, copyrights, trademarks and trade secrets, as well as contractual protections, in our business, we also seek to preserve the confidentiality of our intellectual property through appropriate restrictions, such as physical and electronic security measures. We believe that the technological and creative skills of our personnel and frequent enhancements to our systems are essential to establishing and maintaining our competitive position.

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

As of December 31, 2022, we had 118 full-time employees, including 81 individuals in our corporate office and 37 individuals in operations center. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We foster an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business.

Corporate Organization and Information

FlexShopper was incorporated under the laws of the State of Delaware in 2006. FlexShopper is a holding corporation that conducts its lease-to-own business through its wholly-owned subsidiary, FlexShopper, LLC, a limited liability company organized under the laws of North Carolina in 2013 and conducts its lending business through its wholly-owned subsidiaries, FlexLending, LLC, a limited liability company organized under the laws of Delaware in 2019 and Flex Revolution, LLC, a limited liability company organized under the laws of Delaware in October 2022. FlexShopper, LLC wholly owns, directly or indirectly, two Delaware subsidiaries, FlexShopper 1, LLC and FlexShopper 2, LLC.

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

Investors and others should note that we use social media to communicate with our customers, retailer network and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an investor’s evaluation of our company will be included in filings accessible through the SEC website and may also be disseminated using our investor relations website (https://flexshopper.com) and press releases. However, we encourage investors, the media and others interested in our company to also review our social media channels @flexshopper on Twitter and FlexShopper on Facebook and Instagram. The information contained in these social media channels is not part of, and is not incorporated into or included in, this Annual Report.

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

Risks Related to Our Business, Operations and Technology

Our business liquidity and capital resources are dependent upon our Credit Agreement with an institutional lender and our compliance with the terms of that agreement. FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association, various lenders from time to time party thereto and WE 2014-1, LLC (the “Lender”). Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $110,000,000 from the Lender, based on the Borrower’s cash on hand and Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement). The Commitment Termination Date of the Credit Agreement is April 1, 2024; the maturity date is April 1, 2025. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at SOFR plus 11% per annum. As of December 31, 2022, the outstanding balance under the Credit Agreement was $81,200,000.

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

Our business depends on the success of our third-party retail partners and our continued relationships with them. Our revenues depend in part on the relationships we have with third-party retailers we work with to offer our services. We have entered a variety of such arrangements and expect to seek additional such relationships in the future. If our retail partners do not satisfy their obligations to us, we are unable to meet our retail partners’ expectations and demands or we are unable to reach agreements with additional suitable retail partners, we may fail to meet our business objectives. The terms of any additional retail partnerships or other strategic arrangements that we establish may not be favorable to us. Our inability to successfully implement retail partnerships and strategic arrangements could adversely affect our business, financial condition and results of operations. In addition, in most cases, our agreements with such third-party retailers may be terminated at the retailer’s election. There can be no assurance that we will be able to continue our relationships with our retail partners on the same or more favorable terms in future periods or that these relationships will continue beyond the terms of our existing contracts with our retail partners. The failure of our third-party retail partners to maintain quality and consistency in their operations and their ability to continue to provide products and services, or the loss of the relationship with any of these third-party retailers and an inability to replace them, could cause our business to lose customers, substantially decreasing our revenues and earnings growth.

If our existing bank partner were to cease or limit operations with us, or if we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected. In the year ended December 31, 2022, approximately 85% of our net loan originations were generated from loans originated by our bank partner and facilitated by our platform. If our bank partner were to suspend, limit, or cease their operations or otherwise terminate its relationship with us, the number of loans facilitated through our platform could decrease and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with a new bank partner can be long and unpredictable. If we are unable to timely onboard our bank partner, our results of operations could be adversely affected. In addition, regulators may require that our bank partner terminate or otherwise limit its business with us; impose regulatory pressure limiting its ability to do business with us; or directly examine and assess our records, risk controls and compliance programs as they relate to our interactions with the bank partner (and thereafter limit or prohibit future business between that bank partner and us). We could in the future have disagreements or disputes with our bank partner, which could negatively impact or threaten our relationship with them. In our agreement with our bank partner, we make certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partner, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partner may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partner.

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

Our business depends on the continued growth of online and mobile commerce. The business of selling goods over the internet and mobile networks is dynamic and relatively new. Concerns about fraud, privacy and other problems or lack of access may discourage additional consumers from adopting the internet or mobile devices as modes of commerce or may prompt consumers to offline channels. In order to expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods and may prefer internet analogues to such traditional retail means, such as the retailer’s own website, to our offerings. If these consumers prove to be less active than we expect due to lower levels of willingness or ability to use the internet or mobile devices for commerce for any reason, including lack of access to high-speed communications equipment, traffic congestion on the internet or mobile network outages or delays, disruptions or other damage to users’ computers or mobile devices, and we are unable to gain efficiencies in our operating costs, including our cost of acquiring new users, our business could be adversely impacted.

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

Our customers can return merchandise without penalty. When our customers acquire merchandise through the FlexShopper LTO program, we purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled less than 3% of leased merchandise for the year ended December 31, 2022.

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

We have substantial investment in the creditworthiness and financial condition of our customers. One of the largest current assets on our balance sheet is the lease receivable balance from our customers. Deterioration in the financial condition of a significant component of our customer base could hinder our ability to collect amounts due from our customers. Potential causes of such declines include national or local economic downturns, inflation, pandemics, reduction in government subsidies and consumer confidence declines.

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

In addition, a number of participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment has increased regulatory compliance efforts and enhanced regulatory enforcement. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial protection statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially in excess of the amounts we earned from the underlying activities. Some of our agreements used in the course of our business include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations.

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

The loss of any of our key personnel could harm our business. Our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel. Competition for qualified management personnel is intense, and there can be no assurance that we will be able to hire additional qualified management on terms satisfactory to us. Further, in the event we experience turnover in our senior management positions, we cannot assure you that we will be able to recruit suitable replacements. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions may temporarily harm our financial performance and results of operations until new management becomes familiar with our business. At present, we do not maintain key-man life insurance on any of our executive officers. Although we have entered employment contracts with H. Russell Heiser, Jr., our Chief Executive Officer, and John Davis, our Chief Operating Officer, we cannot guarantee that they will be available. Our Board of Directors is responsible for approval of all future employment contracts with our executive officers. We can provide no assurances that said future employment contracts and/or their current compensation is or will be on commercially reasonable terms to us in order to retain our key personnel. The loss of any of our key personnel could harm our business. Although Richard House, Jr, our former Chief Executive Officer, passed away on March 16, 2023, the Company believes that Mr. Heiser, who has been designated Chief Executive Officer of the Company as of March 20, 2023 has demonstrated extensive knowledge and skills to fill the Chief Executive Officer’s position.

If we are unable to continue to improve our artificial intelligence (“AI”) models or if our AI models contain errors or are otherwise ineffective, our growth prospects, business, financial condition and results of operations would be adversely affected. Our ability to attract customers to our platform and increase the number of loans facilitated on our platform will depend in large part on our ability to effectively evaluate a borrower’s creditworthiness and likelihood of default and, based on that evaluation, offer competitively priced leases and loans and higher approval rates. Further, our overall operating efficiency and margins will depend in large part on our ability to maintain a high degree of automation in the loan application process and achieve incremental improvements in the degree of automation. If our models fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and our models do not detect and account for such errors, or any of the other components of our credit decision process fails, we and our bank partner may experience higher than forecasted losses. Any of the foregoing could result in sub-optimally priced leases and loans, incorrect approvals or denials of leases and loans, or higher than expected lease and loan losses, which in turn could adversely affect our ability to attract new borrowers and bank partner to our platform, increase the number of leases and loans facilitated on our platform or maintain or increase the average size of leases and loans facilitated on our platform. Our models also target and optimize other aspects of the lending process, such as borrower acquisition cost, fraud detection, and stacking. However, such applications of our models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models and failure to timely update model assumptions and parameters. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility and interest rate fluctuations, which often involve complex interactions between several dependent and independent variables and factors. Material errors or inaccuracies in such models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition, and results of operations. Additionally, errors or inaccuracies in our models could result in any person exposed to the credit risk of loans facilitated on our platform, whether it be us, our bank partner or our sources of capital, experiencing higher than expected losses or lower than desired returns, which could impair our ability to retain existing or attract new bank partner and sources of capital, reduce the number, or limit the types, of loans bank partner and sources of capital are willing to fund, and limit our ability to increase commitments under our credit facilities. Any of these circumstances could reduce the number of loans facilitated on the platform and harm our ability to maintain diverse and robust sources of capital and could adversely affect our business, financial condition and results of operations.

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

We have developed and may develop in the future new loan products and services offerings, and if we are unable to manage the related risks, our growth prospects, business, financial condition and results of operations could be adversely affected. We recently purchased the assets of a store-based lender and may continue to grow that business through partnerships with other brick and mortar locations. New initiatives are inherently risky, as each involves unproven business strategies, new regulatory requirements and new financial products and services with which we, and in some cases our bank partner, have limited or no prior development or operating experience. Launching new products can be capital intensive, and it can take time to determine both an appropriate market fit and profitable unit. New products, once launched, may never achieve scale in a target market or achieve significant profitability. We cannot be sure that we will be able to develop, commercially market and achieve market acceptance of any new products and services that we may offer. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. If the profile or behavior of applicants using any new products and services is different from that of those currently served by our existing products, our AI models may not be able to accurately evaluate the credit risk of such borrowers, and our bank partner and capital sources may in turn experience higher levels of delinquencies or defaults. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and there is always risk that new products and services will be unprofitable, will increase our costs, decrease operating margins or take longer than anticipated to achieve target margins. In addition, any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business. We may also have difficulty with securing adequate funding for any such new loan products and services, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If we are unable to effectively manage the foregoing risks, our growth prospects, business, financial condition and results of operations could be adversely affected.

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

Risks Relating to our Stock

Because of their significant stock ownership and ability to select a nominee to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decisions. B2 FIE V LLC (“B2 FIE”), a holder of series 2 convertible preferred stock and a seat on our Board, beneficially owns 21.0% of the voting power of our outstanding stock as of March 31, 2023. Our secured lender beneficially owns 5.9% of the voting power of our outstanding stock as of February 28, 2023. Also, our executive officers and other directors beneficially own an additional 26.6% of the voting power of our outstanding stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of common stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Additionally, pursuant to the Investor Rights Agreement entered into in connection with its investment in the Company, B2 FIE currently has the right to designate one nominee on our Board of Directors. As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our common stock has fluctuated significantly and is likely to continue to do so. During the fiscal year ended December 31, 2022, the closing price for our common stock on The Nasdaq Capital Market ranged from $0.86 to $3.01 per share. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed in this Risk Factors section, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; dilution caused by additional equity issuances; our ability to meet market expectations with respect to the growth and profitability; quarterly variations in our competitors’ results of operations; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our common stock could fluctuate as a result. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

There is no assurance that we will be able to maintain compliance with the minimum closing price requirement. On April 21, 2023, the Company received a letter (the “Notice”) from The Nasdaq Stock Market notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. The Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period. The Company intends to actively monitor the bid price for its common stock and will consider available options to regain compliance with the Minimum Bid Price Requirement.

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

In September 2021, FlexShopper entered into a twelve-month lease for an office space for approximately 18 people at the Battery at SunTrust Park at Georgia, Atlanta mainly to expand the sales team. This lease was renewed for another twelve-month period with a monthly rent of approximately $8,800 per month.

As part of the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of December 31, 2022, 19 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Michigan, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,700 per month.

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

Holders of Record

As of March 31, 2023, there were 124 holders of record of our common stock.

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

Our series 2 convertible preferred stock accrues dividends on its $1,000 stated value at an annual rate of 10% compounded annually. Cumulative accrued dividends on our series 2 convertible preferred stock, as of December 31, 2022, totaled $19,084,376 (see Note 8 in the accompanying Consolidated Financial Statements).

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

Overview

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers  by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets and wearables), smartphones, tires, jewelry and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods within seconds. FlexShopper’s primary LTO sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels. Our B2C customers can acquire well-known brands such as Samsung, Frigidaire, Hewlett-Packard, LG, Whirlpool, Ashley and Apple at flexshopper.com. Concurrently, e-tailers and retailers FlexShopper’s may increase their sales by utilizing FlexShopper’s B2B channel to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s LTO sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing our LTO payment method at check-out on our partners’ e-commerce sites and (3) facilitating LTO transactions with retailers in their physical locations both through their in-store terminals and FlexShopper applications accessed via the Internet.

In 2021, we began a test to market an unsecured, consumer loan product for our bank partner that would augment our LTO solution in retailer sales channels. In 2022, based upon the success of this testing, the marketing of our bank partner’s loans became a strategic solution that we offer to many of our current customers and through our retailer partners. In the bank partner origination model, applicants who apply and obtain a loan through our online platform and are underwritten, approved, and funded by the bank partner. The product provides flexibility for FlexShopper to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s national presence to enable improved credit access to consumers. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partners hold loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. In 2022, FlexShopper purchased $31 million in participations, and recognized $15 million in interest income in 2022.

In late 2022, FlexShopper purchased the assets of Revolution Financial, Inc. (“Revolution”). This purchase facilitated the creation of a direct origination model for consumers in 11 states. In the direct origination model, applicants who apply and obtain a loan through our platform are underwritten, approved, and funded directly by FlexShopper. Also acquired in the purchase were 22 leases for Revolution operated stores, as well as program agreements with 78 additional brick and mortar locations that share net revenue of the loans originated in those locations. In addition, we entered into an agreement to be the exclusive provider of non-prime loans to consumers in Liberty Tax corporate and franchisee locations nationwide. FlexShopper also purchased a portfolio of current customers and information on previous customers in order to market consumer products. FlexShopper is able to repurpose its technology, as well as marketing, underwriting and servicing experience gained from the LTO, business to facilitate loan originations in these locations.

Summary of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to credit provisions, intangible assets, contingencies, litigation, fair value of loan receivables and income taxes. Management bases its estimates and judgments on historical experience as well as various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Lease receivables	$48,618,843	$53,176,432
Allowance for doubtful accounts	(13,078,800)	(27,703,278)
Lease receivables, net	$35,540,043	$25,473,154

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $72,044,958 for the twelve months ended December 31, 2022 and $34,777,881 for the twelve months ended December 31, 2021.

	December 31, 2022	December 31, 2021
Beginning balance	$27,703,278	$22,138,541
Provision	57,420,480	40,342,618
Accounts written off	(72,044,958)	(34,777,881)
Ending balance	$13,078,800	$27,703,278

Loan receivables at fair value – The Company elected the fair value option on its entire loan receivables portfolio. As such, loan receivables are carried at fair value on the consolidated balance sheets with changes in fair value recorded on the consolidated statements of operations. Accrued and unpaid interest and fees are included in loan receivables at fair value on the consolidated balance sheets. Management believes the reporting of these receivables at fair value more closely approximates the true economics of the loan receivables.

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

In the bank partner origination model, applicants apply and are underwritten through our online platform and the loan is originated and funded by the bank partner. We manage many aspects of the loan life cycle on behalf of our bank partner, including customer acquisition, underwriting and loan servicing. The bank partner uses their own capital to originate loans. FlexShopper’s bank partner holds loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. Loan revenues and fees is representative of the Company’s portion of participation in the loans.

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$154,535,446	$164,848,050	$(10,312,604)	(6.3)
Provision for doubtful accounts	(57,420,480)	(40,342,618)	(17,077,862)	42.3
Gain on sale of lease receivables	8,821,106	-	8,821,106
Net lease billing and fees	$105,936,072	$124,505,432	$(18,569,360)	(14.9)
Loan revenues and fees	16,680,080	672,340	16,007,740	2,380.9
Net changes in the fair value of loan receivables	(9,559,979)	248,984	(9,808,963)	(3,939.6)
Net loan revenues	$7,120,101	$921,324	$6,198,777	672.8
Total revenues	$113,056,173	$125,426,756	$(12,370,583)	(9.9)
Depreciation and impairment of lease merchandise	(72,556,431)	(78,669,393)	6,112,962	(7.8)
Loans origination costs and fees	(3,384,013)	(508,493)	(2,875,520)	565.5
Gross profit	$37,115,729	$46,248,870	$(9,133,141)	(19.7)
Gross profit margin	33%	37%

	2022	2021	$ Change	% Change
Adjusted EBITDA:
Net income	$13,631,719	$3,272,774	$10,358,945	316.5
Income taxes	(16,635,051)	785,310	(17,420,361)	(2,218.3)
Amortization of debt issuance costs	228,843	220,816	8,027	3.6
Other amortization and depreciation	4,769,614	2,875,902	1,893,712	65.8
Interest expense	10,932,553	5,017,744	5,914,809	117.9
Stock-based compensation	997,830	1,125,819	(127,989)	(11.4)
Product/infrastructure expenses	-	10,000	(10,000)
Gain on debt extinguishment	-	(1,931,825)	1,931,825
Gain on bargain purchase	(14,461,274)	-	(14,461,274)
Adjusted EBITDA	$(535,766)	$11,376,540	$(11,912,306)	(104.7)

We refer to Gross Profit and Adjusted EBITDA in the above tables as we use these measures to evaluate our operating performance and make strategic decisions about the Company. Management believes that Gross Profit and Adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance.

Gross Profit represents GAAP revenue less depreciation and impairment of lease merchandise and loans originations costs and fees. Gross Profit provides us with an understanding of the results from the primary operations of our business. We use Gross Profit to evaluate our period-over-period operating performance. This measure may be useful to an investor in evaluating the underlying operating performance of our business.

Adjusted EBITDA represents net income before interest, stock-based compensation, taxes, depreciation (other than depreciation of leased merchandise), amortization and one-time or non-recurring items. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

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

Results of Operations

The following table details operating results for the twelve months ended December 31, 2022 and 2021:

	2022	2021	$ Change	% Change

Gross lease billings and fees	$154,535,446	$164,848,050	$(10,312,604)	(6.3)
Provision for doubtful accounts	(57,420,480)	(40,342,618)	(17,077,862)	42.3
Gain on sale of lease receivables	8,821,106	-	8,821,106
Net lease billing and fees	$105,936,072	$124,505,432	$(18,569,360)	(14.9)
Loan revenues and fees	16,680,080	672,340	16,007,740	2,380.9
Net changes in the fair value of loan receivables	(9,559,979)	248,984	(9,808,963)	(3,939.6)
Net loan revenues	$7,120,101	$921,324	$6,198,777	672.8
Total revenues	$113,056,173	$125,426,756	$(12,370,583)	(9.9)
Depreciation and impairment of lease merchandise	(72,556,431)	(78,669,393)	6,112,962	7.8
Loans origination costs and fees	(3,384,013)	(508,493)	(2,875,520)	(565.5)
Marketing	(11,031,695)	(9,129,062)	(1,902,633)	(20.8)
Salaries and benefits	(10,991,477)	(11,489,208)	497,731	4.3
Other operating expenses	(21,395,767)	(18,265,781)	(3,129,986)	(17.1)
Operating (loss)/income	(6,303,210)	7,364,819	(13,668,029)	(185.6)
Gain on extinguishment of Debt	-	1,931,825	(1,931,825)
Gain on bargain purchase	14,461,274	-	14,461,274
Interest expense including amortization of debt issuance costs	(11,161,396)	(5,238,560)	(5,922,836)	113.1
Income taxes	16,635,051	(785,310)	17,420,361	(2,218.3)
Net income	$13,631,719	$3,272,774	$10,358,945	316.5

FlexShopper originated 128,100 gross leases less same day modifications and cancellations with an average origination value of $586 for the twelve months ended December 31, 2022 compared to 159,217 gross leases less same day modifications and cancellations with an average origination value of $524 for the comparable period last year. Net lease revenues for the twelve months ended December 31, 2022 were $105,936,072 compared to $124,505,432 for twelve months ended December 31, 2021, representing a decrease of $18,569,360 or 14.9%. In the year 2022, the average origination value per lease was higher compared to the year 2021 but volume has decreased due to tightening of approval rates and due to allocation of marketing resources to loan originations. The provision for doubtful accounts relative to gross lease billings and fees were 37% and 24% for twelve months ending December 31, 2022 and 2021, respectively. Due to favorable market conditions, at the end of June 2022 FlexShopper signed an agreement with a third party to sell leases in default that were fully mature. For the twelve months ended December 31, 2022, FlexShopper sold leases in default that were fully mature for $9,227,937 and paid fees for $406,831 over that sale, which generated a gain on sale of lease receivables of $8,821,106.

Net loan revenues for twelve months ended December 31, 2022 for the bank partner loan model were $5,262,000 compared to $921,324 for twelve months ended December 31, 2021, representing an increase of $4,340,676 or 471%. In  2021, we began a test for an unsecured consumer loan product with our bank partner. Our bank partner originated 26,209 loans at an average loan value of $1,235 for twelve months ended December 31, 2022 compared to 3,247 loans at an average loan value of $1,165 for twelve months ended December 31, 2021. Our bank partner sold to the Company a participation interest for each loan originated in those periods. In 2022, based upon the success of this testing, we expanded the program.

Net loan revenues for the twelve months ended December 31, 2022 for our state license loan model were $1,858,101 with no prior revenue for 2021 as the Company acquired this business at the end of 2022. For the state license loan model, the Company originated 13,114 loans at an average loan value of $420.87 in the year ending December 31, 2022.

Depreciation and impairment of lease merchandise for the twelve months ended December 31, 2022 was $72,556,431 compared to $78,669,393 for twelve months ended December 31, 2021, representing a decrease of $6,112,962 or 7.8%. As the Company’s lease portfolio and revenues decrease, the depreciation associated with the lease portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in depreciation and impairment of lease merchandise relative to lease revenue.

Loans origination cost and fees for twelve months ended December 31, 2022 was $3,384,013 compared to $508,493 for twelve months ended Decembers 31, 2021, representing an increase of $2,875,520 or 565.5%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products.

Marketing expenses in twelve months ended December 31, 2022 were $11,031,695 compared to $9,129,062 in the twelve months ended December 31, 2021, an increase of $1,902,633 or 20.8%. Marketing expenses related to loans in twelve months ended December 31, 2022 were $4,691,350 compared to $550,285 in twelve months ended December 31, 2021, an increase of $4,141,065 or 752.5%. The increase is related to the marketing of consumer loans. Marketing expenses related to leases in twelve months ended December 31, 2022, were $6,340,345 compared to $8,578,777 in twelve months ended December 31, 2021, a decrease of $2,238,432 or 26.1%. The decrease is related to allocating marketing spend to loan originations.

Salaries and benefits expense in twelve months ended December 31, 2022 were $10,991,477 compared to $11,489,208 in twelve months ended December 31, 2021, a decrease of $497,731 or 4.3%. Generally, the salary and benefits expense should directionally move with the change in lease and loans originations and the overall size of the portfolios albeit at a slower rate.

Other operating expenses for the years ended December 30, 2022 and 2021 included the following:

	2022	2021
Amortization and depreciation	$4,769,614	$2,875,902
Computer and internet expenses	4,648,892	3,329,532
Legal and professional fees	4,124,832	3,221,667
Merchant bank fees	1,916,994	2,472,489
Customer verification expenses	869,474	1,991,111
Stock-based compensation expense	997,830	1,125,819
Insurance expense	611,995	542,620
Office and telephone expense	1,413,183	918,374
Rent expense	772,985	670,951
Advertising and recruiting fees	602,392	386,526
Travel expense	503,650	357,838
Other	163,926	372,952
Total	$21,395,767	$18,265,781

Amortization and depreciation expenses in the twelve months ended December 31, 2022 were $4,769,614 compared to $2,875,902 in the twelve months ended December 31, 2021, representing an increase of $1,893,712 or 65.8%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of the intangible assets acquired in the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements). The rest of the increase is related to the amortization of capitalized of data not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the twelve months ended December 31, 2022 were $4,648,892 compared to $3,329,532 in the twelve months ended December 31, 2021, representing an increase of $1,319,360 or 39.6%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to expanding the IT infrastructure in preparation for new products offered by the company.

Merchant bank fees expenses in the twelve months ended December 31, 2022 were $1,916,994 compared to $2,472,489 in the twelve months ended December 31, 2021, representing a decrease of $555,495 or 22.5%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore a decrease in gross lease billings and fees and a more efficient collection process is the main driver for the decrease in merchant bank fees.

Customer verification expenses in the twelve months ended December 31, 2022 were $869,474 compared to $1,991,111 in the twelve months ended December 31, 2021, representing a decrease of $1,121,637 or 56.3%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. During the third quarter of 2021, several changes including the implementation of a more disciplined process around data procurement and storage were made by the Company. Those improvements triggered a change in the estimate of the probability of future economic benefit of a portion of the data cost. As a result of this change in the estimate regarding the portion of data costs incurred that are not directly used in underwriting decisions and that are probable that they will provide future economic benefit, the Company capitalized $1,640,883 of data costs in the year ended December 31, 2022. The underwriting and data science team continues to optimize the costs related to underwriting lease and loan applications.

Gain on bargain purchase in the twelve months ended December 31, 2022 was $14,461,274 compared to zero in the twelve months ended December 31, 2021, an increase of $14,461,274. This gain is related to the acquisition of the material net assets of Revolution Financial, Inc business in the last quarter of 2022, where the fair value of the net assets acquired exceed the fair value of the purchase price consideration.

Income taxes in the twelve months ended December 31, 2022 were $16,635,051 (benefit) compared to $785,310 (expense) in the twelve months ended December 31, 2021, a decrease of $17,420,361 or 2,218.3%. The variation was mainly due to the release of the $12.5 million valuation allowance of the Company’s deferred tax asset during the second quarter of 2022 as well as the taxable loss incurred in 2022.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash and restricted cash of $6,173,349 compared to $5,094,642 as of December 31, 2021. The increase in cash from December 31, 2021 was primarily due to the proceeds from a loan payable under the Credit Agreement, to the proceeds from a promissory notes with related parties and from cash acquired in the Revolution Transaction (see Note 14 in the accompanying Consolidated Financial Statements) offset by increases in lease receivables and loans receivables at fair value.

As of December 31, 2022, the Company had lease receivables of $48,618,843 net of an allowance for doubtful accounts of $13,078,800 totaling $35,540,043. Lease receivables are principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of December 31, 2022, the Company had loan receivables at fair value of $32,932,504 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using a discounted cash flow model.

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

The Company borrowed under the Credit Agreement $36,455,000 for twelve months ended December 31, 2022, and $19,850,000 for twelve ended December 31, 2021. The Company repaid under the Credit Agreement $5,730,000 for twelve months ended December 31, 2022, and $6,575,000 for twelve ended December 31, 2021.

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

Since October 2022, the Company has been entering into Interest Rate Cap Agreements with AXOS bank, a financial institution not related with the Lender of the Credit Agreement. These agreements cap the variable portion (one month SOFR) of the Credit Agreement interest rate to 4%, which reduced the Company’s exposure to additional increases in interest rates.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At December 31, 2022, amounts outstanding under the 122 Partners Note bear interest at a rate of 20.45%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, FlexShopper, LLC executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. No other changes were made to the 122 Partners Note. As of December 31, 2022, $1,017,826 of principal and accrued and unpaid interest was outstanding on the 122 Partners Note.

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At December 31, 2022, amounts outstanding under the NRNS Note bear interest at a rate of 20.45%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to the NRNS Note. As of December 31, 2022, $10,941,629 of principal and accrued and unpaid interest was outstanding on the NRNS Note.

On June 21, 2021 we were notified that effective April 7, 2021, the U.S. Small Business Administration confirmed the waiver of FlexShopper’s repayment of a $1,914,000 Paycheck Protection Program (“PPP”) promissory note issued to the Company on May 4, 2020. As a result of the PPP promissory note forgiveness, the Company recognized in the year ending December 31, 2021, a gain from the extinguishment of the loan, including accrued interest, of $1,931,825.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $31,236,936 for the year ended December 31, 2022 and was primarily due to the purchases of leased merchandise, participation in loans, the change in lease receivable and change in deferred income tax partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Net cash used in operating activities was $11,256,031 for the year ended December 31, 2021 and was primarily due to the purchases of leased merchandise and the change in lease receivable, partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Cash Flows from Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $5,200,645 comprised of the use of $1,257,678 for the purchase of property and equipment, $5,240,437 of capitalized software costs, and $1,640,885 of data costs. This was offset by the acquisition of $2,938,355 of cash in a business combination.

For the year ended December 31, 2021, net cash used in investing activities was $4,949,544 comprised of $1,248,445 for the purchase of property and equipment, $2,816,939 for capitalized software costs and $884,160 for data costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $37,516,288 for the year ended December 31, 2022 primarily due to the funds drawn on the Credit Agreement of $36,455,000 and $7,000,00 from proceeds of promissory note offset by repayments of amounts borrowed under the Credit Agreement of $5,730,000.

Net cash provided by financing activities was $12,758,985 for the year ended December 31, 2021 primarily due to the funds drawn on the Credit Agreement of $19,850,000, offset by repayments of amounts borrowed under the Credit Agreement of $6,575,000.

Capital Resources and Financial Condition

To date, funds derived from the sale of FlexShopper’s common stock, warrants, Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock, proceeds from promissory notes to related parties and the Company’s ability to borrow funds against the lease and loan portfolio have provided the liquidity and capital resources necessary to fund its operations.

Management believes that liquidity needs for future growth through at least the next 12 months can be met by cash flow from operations generated by the existing portfolio and/or additional borrowings against the Credit Agreement (see Note 7).

Financial Impact of COVID-19 Pandemic

As of April 24, 2023, the Company is not experiencing any material impact from the COVID-19 Pandemic. However, our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

Our Independent Registered Public Accounting Firm is Grant Thornton LLP (PCAOB ID: 248)

The reports of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules are set forth beginning on F-1.

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Flexshopper Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of FlexShopper, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Doubtful Accounts on Lease Receivables

As described further in Note 2 to the consolidated financial statements, the Company records an allowance on lease receivables with a corresponding reduction to lease revenue and fees. The Company determines the amount of allowance to recognize based upon historical and current customer collections as a portion of its gross customer billings.

The principal consideration for our determination that the allowance on lease receivables is a critical audit matter is the high degree of subjectivity that is involved in evaluating the reasonableness of management’s estimate, including collection rate assumptions used in the allowance model that derive the expected future customer payments.

Our audit procedures related to the allowance for doubtful accounts on lease receivables included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the allowance model, including controls over the completeness and accuracy of information used in the model and management review controls over the model.

●	We assessed the reasonableness of the methodology used by management to determine the allowance.

●	We sampled leases and tested the underlying data including the lease amount, lease aging, completeness and accuracy of the application of lease payments during 2022.

●	We recomputed historical collection rates and the allowance for the year ended December 31, 2022.

Loan Receivables at Fair Value

As described further in Note 2 to the consolidated financial statements, the Company records its loan receivables at fair value on a recurring basis with changes in fair value recognized as a component of loan revenues and fees. The Company determines the fair value of loan receivables using a discounted cash flow model based on the estimated amount and timing of expected future cash flows.

The principal consideration for our determination that the fair value measurement of loan receivables is a critical audit matter is the high degree of subjectivity that is involved in evaluating the reasonableness of management’s estimate, including the discount rate, prepayment rate, default rate and loss severity assumptions.

Our audit procedures related to the fair value measurement of loan receivables included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the loan receivables valuation model, including controls over the completeness and accuracy of information used in the model and management review controls over the model.

●	We confirmed loan balances with the third-party loan servicer.

●	We sampled loans and tested the underlying data including the completeness and accuracy of loan classification based on customer payment history.

●	With the assistance of an internal specialist, we independently determined the fair value measurement of loan receivables as of December 31, 2022 and compared it to management’s fair value measurement for reasonableness.

Business Combination- Valuation of acquired identifiable intangible assets

As discussed in Note 14 to the consolidated financial statements, in December 2022, the Company closed a transaction pursuant to an asset purchase agreement. In consideration for the purchase of the net assets, the Company issued an adjustable promissory note primarily in return for a portfolio of consumer loans, the assumption of the credit facility financing the consumer loans, intangible assets and cash. The Company recorded a bargain purchase gain as a result of the transaction as the fair value of the net assets acquired exceeds the fair value of the purchase price consideration. We identified the valuation of the identifiable intangible assets to be a critical audit matter as the accounting estimates are subject to a high level of estimation. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the future cash flows generated from the assets acquired.

The principal considerations for our determination that the valuation of acquired intangible assets is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired identifiable intangible assets, (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected forecasted information including revenue growth, discount rate and customer attrition rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the fair value measurement of the identifiable intangible assets included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the identifiable intangible asset valuation models, including controls over the completeness and accuracy of information used in the models and management review controls over the models.

●	With the assistance of an internal specialist, we assessed the assumptions and methodologies used in developing the discount rate by developing a range of independent estimates and comparing those to the rates selected by management.

●	We tested the projected financial information including forecasted revenue growth by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends.

Income Taxes

As discussed in Note 2 and Note 10 to the consolidated financial statements, the Company records a valuation allowance to reduce the deferred tax asset when a judgment is made, that is considered more likely than not, that a tax benefit will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that exists. We identified the realizability of the federal deferred tax asset to be a critical audit matter.

The principal consideration for our determination that the realizability of the deferred tax asset is a critical audit matter is that the forecast of future taxable income is an accounting estimate subject to a high level of estimation. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s future financial performance which is complex in nature and requires significant auditor judgment.

Our audit procedures related to the realizability of the federal deferred tax asset included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the realizability of the federal deferred tax asset.

●	With the assistance of an internal specialist, we reviewed the valuation models for reasonableness and tested the assessment of the realizability of the federal deferred tax asset, including testing the earnings projections, testing the calculations related to the potential limitation of tax attributes, and testing the schedule of reversing temporary differences

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Fort Lauderdale, Florida

April 24, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

FlexShopper, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FlexShopper Inc., and Subsidiaries (the “Company”) as of December 31, 2021 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor from 2014 to 2022.

EISNERAMPER LLP

Iselin, New Jersey

March 30, 2022

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$6,051,713	$4,986,559
Restricted cash	121,636	108,083
Lease receivables, net	35,540,043	25,473,154
Loan receivables at fair value	32,932,504	3,560,108
Prepaid expenses and other assets	3,489,136	1,823,256
Lease merchandise, net	31,550,441	40,942,112
Total current assets	109,685,473	76,893,272

Property and equipment, net	8,086,862	5,490,434
Right of use asset, net	1,406,270	1,553,330
Intangible assets, net	15,162,349	4,960
Other assets, net	1,934,728	870,060
Deferred tax asset, net	12,013,828	-
Total assets	$148,289,510	$84,812,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,511,943	$7,982,180
Accrued payroll and related taxes	310,820	391,078
Promissory notes to related parties, net of $0 at 2022 and $1,274 at 2021 of unamortized issuance costs, including accrued interest	1,209,455	1,053,088
Accrued expenses	3,988,093	2,987,646
Lease liability - current portion	208,001	172,732
Total current liabilities	12,228,312	12,586,724
Loan payable under credit agreement to beneficial shareholder, net of $352,252 at 2022 and $413,076 at 2021 of unamortized issuance costs	80,847,748	50,061,924
Promissory notes to related parties, net of current portion	10,750,000	3,750,000
Promissory note related to acquisition, net of $1,165,027 discount at 2022	3,158,471	-
Purchase consideration payable related to acquisition	8,703,684	-
Deferred income tax liability	-	495,166
Lease liabilities net of current portion	1,566,622	1,774,623
Total liabilities	117,254,837	68,668,437

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,750,804 shares at December 31, 2022 and 21,442,278 shares at December 31, 2021	2,176	2,144
Additional paid in capital	39,819,420	38,560,117
Accumulated deficit	(31,590,583)	(45,222,302)
Total stockholders’ equity	31,034,673	16,143,619
	$148,289,510	$84,812,056

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021

Revenues:
Lease revenues and fees, net	$105,936,072	$124,505,432
Loan revenues and fees, net of changes in fair value	7,120,101	921,324
Total revenues	113,056,173	125,426,756

Costs and expenses:
Depreciation and impairment of lease merchandise	72,556,431	78,669,393
Loan origination costs and fees	3,384,013	508,493
Marketing	11,031,695	9,129,062
Salaries and benefits	10,991,477	11,489,208
Operating expenses	21,395,767	18,265,781
Total costs and expenses	119,359,383	118,061,937

Operating (loss)/ income	(6,303,210)	7,364,819

Gain on extinguishment of debt	-	1,931,825
Gain on bargain purchase	14,461,274	-
Interest expense including amortization of debt issuance costs	(11,161,396)	(5,238,560)
(Loss)/income before income taxes	(3,003,332)	4,058,084
Benefit /(expense) from income taxes	16,635,051	(785,310)
Net income	13,631,719	3,272,774

Dividends on Series 2 Convertible Preferred Shares	3,730,580	2,439,099
Net income attributable to common and Series 1 Convertible Preferred shareholders	$9,901,139	$833,675

Basic and diluted income per common share:
Basic	$0.45	$0.04
Diluted	$0.44	$0.04

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,646,896	21,387,960
Diluted	22,425,354	23,227,964

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	170,332	$851,660	21,952	$21,952,000	21,359,945	$2,136	$36,843,326	$(48,495,076)	$11,154,046
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	1,125,819	-	1,125,819
Issuance of warrants in connection with consulting agreements	-	-	-	-	-	-	522,808		522,808
Exercise of stock options into common stock	-	-	-	-	82,333	8	68,164	-	68,172
Net income	-	-	-	-	-	-	-	3,272,774	3,272,774
Balance, December 31, 2021	170,332	851,660	21,952	21,952,000	21,442,278	2,144	38,560,117	(45,222,302)	$16,143,619
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	997,830	-	997,830
Exercise of stock options into common stock	-	-	-	-	308,526	32	261,473	-	261,505
Net income	-	-	-	-	-	-	-	13,631,719	13,631,719
Balance, December 31, 2022	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	$39,819,420	$(31,590,583)	$31,034,673

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,631,719	$3,272,774
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and impairment of lease merchandise	72,556,431	78,669,393
Other depreciation and amortization	4,769,614	2,875,902
Amortization of debt issuance costs	228,843	220,816
Amortization of discount on the promissory note related to acquisition	19,747	-
Compensation expense related to stock-based compensation and warrants	997,830	1,648,627
Provision for doubtful accounts	57,420,480	40,342,618
Gain on sale of lease receivables	8,821,106	-
Interest in kind added to promissory notes balance	155,093	9,460
Deferred income tax	(17,282,364)	495,166
Gain on debt extinguishment	-	(1,931,825)
Gain on bargain purchase	(14,461,274)	-
Net changes in the fair value of loan receivables at fair value	9,559,979	(248,984)
Changes in operating assets and liabilities, net of effects of acquisition:
Lease receivables	(76,308,475)	(56,738,233)
Loan receivables at fair value	(25,612,049)	(3,221,679)
Prepaid expenses and other assets	(1,665,880)	(87,394)
Lease merchandise	(63,164,760)	(76,789,165)
Security deposits	(4,956)	(8,338)
Purchase consideration payable related to acquisition	164,102	-
Lease liabilities	(14,488)	(5,811)
Accounts payable	(1,976,844)	74,561
Accrued payroll and related taxes	(80,258)	(165,461)
Accrued expenses	1,009,468	331,542
Net cash used in operating activities	(31,236,936)	(11,256,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination	2,938,355	-
Purchases of property and equipment, including capitalized software costs	(6,498,115)	(4,065,384)
Purchases of data costs	(1,640,885)	(884,160)
Net cash used in investing activities	(5,200,645)	(4,949,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	36,455,000	19,850,000
Repayment of loan payable under credit agreement	(5,730,000)	(6,575,000)
Debt issuance related costs	(166,745)	(565,273)
Proceeds from exercise of stock options	261,505	68,172
Proceeds from promissory notes to related parties	7,000,000	-
Principal payment under finance lease obligation	(11,184)	(7,707)
Repayment of purchase consideration payable related to acquisition	(283,266)	-
Repayment of installment loan	(9,022)	(11,207)
Net cash provided by financing activities	37,516,288	12,758,985

INCREASE / (DECREASE) IN CASH and RESTRICTED CASH	1,078,707	(3,446,590)

CASH and RESTRICTED CASH, beginning of period	5,094,642	8,541,232

CASH and RESTRICTED CASH, end of period	$6,173,349	$5,094,642

Supplemental cash flow information:
Interest paid	$10,289,334	$4,945,690
Noncash investing and financing activities
Acquisition of loan receivables at fair value	$13,320,326	$-
Acquisition of property and equipment	136,249	-
Acquisition of intangible assets	15,307,894	-
Acquisition of purchase consideration payable related to acquisition	8,539,582	-
Acquisition of accounts payable	506,607	-
Acquisition of deferred tax liability	4,773,370	-
Issuance of promissory note related to acquisition	3,421,991	-

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the year ended December 30, 2022 and 2021

1. BUSINESS

FlexShopper, Inc. (the “Company”) is a corporation organized under the laws of the State of Delaware in 2006. The Company owns 100% of FlexShopper, LLC, a North Carolina limited liability company, owns 100% of FlexLending, LLC, a Delaware limited liability company, and owns 100% of Flex Revolution, LLC, a Delaware limited liability company. The Company is a holding corporation with no operations except for those conducted by its subsidiaries FlexShopper, LLC, FlexLending, LLC and Flex Revolution, LLC.

In January 2015, in connection with the Credit Agreement entered in March 2015 (see Note 7), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper Inc, together with its subsidiaries, are hereafter referred to as “FlexShopper.”

FlexShopper, LLC provides durable goods to consumers on a lease-to-own basis (“LTO”). After receiving a signed consumer lease, the Company then funds the leased item by purchasing the item from the Company’s merchant partner and leasing it to the consumer.

FlexLending, LLC participates in a consumer finance program offered by a third-party bank partner. The third-party originates unsecured consumer loans through strategic sales channels. Under this program, FlexLending, LLC purchases a participation interest in each of the loans originated by the third-party.

Flex Revolution, LLC operates a direct origination model for consumers in 11 states. In the direct origination model, applicants who apply and obtain a loan through our platform are underwritten, approved, and funded directly by the Company.

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

Segment Information - Operating segments are defined as components of an enterprise about which separate financial information is available between which resources are allocated by the chief operating decision maker. The Company’s chief operating decision maker is the chief executive officer. The Company has one operating and reportable segment that include all the Company’s financial services, which is consistent with the current organizational structure.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of December 31, 2022 and 2021, the Company had no cash equivalents.

Restricted Cash – The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2022 and December 31, 2021 consists primarily of cash required by our third-party banking partner to cover obligations related to loan participation.

The reconciliation of cash and restricted cash is as follows:

	December 31, 2022	December 31, 2021

Cash	$6,051,713	$4,986,559
Restricted cash	121,636	108,083
Total cash and restricted cash	$6,173,349	$5,094,642

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021

Lease receivables	$48,618,843	$53,176,432
Allowance for doubtful accounts	(13,078,800)	(27,703,278)
Lease receivables, net	$35,540,043	$25,473,154

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $72,044,958 for twelve months ended December 31, 2022, and $34,777,881 for twelve months ended December 31, 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning balance	$27,703,278	$22,138,541
Provision	57,420,480	40,342,618
Accounts written off	(72,044,958)	(34,777,881)
Ending balance	$13,078,800	$27,703,278

Lease Merchandise, net - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the Company reflects the undepreciated portion of the lease merchandise as depreciation expense and the related cost and accumulated depreciation are removed from lease merchandise. For lease merchandise returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to depreciation and impairment of lease merchandise. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable.

The net lease merchandise balances consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Lease merchandise at cost	$62,379,920	$72,159,063
Accumulated depreciation and impairment reserve	(30,829,479)	(31,216,951)
Lease merchandise, net	$31,550,441	$40,942,112

Loan receivables at fair value – The Company elected the fair value option on its entire loan and loan participation receivables portfolio. As such, loan receivables are carried at fair value in the consolidated balance sheets with changes in fair value recorded in the consolidated statements of operations. Accrued and unpaid interest and fees are included in loan receivables at fair value in the consolidated balance sheets. Management believes the reporting of these receivables at fair value method closely approximates the true economics of the loan.

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

Net changes in the fair value of loan receivables included in the consolidated statements of operations in the line “loan revenues and fees, net of changes in fair value” were a loss of $9,559,979 for the twelve months ended December 31, 2022 and a gain of $248,984 for the twelve months ended December 31, 2021.

Lease Accounting - The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 Leases (Topic 842). Under Topic 842, lessees are required to recognize leases at the commencement date as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. For more information on leases for which the Company is lessee, refer to Note 3 to the consolidated financial statements. Under the same Topic, lessors are also required to classify leases. All customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. An operating lease with a customer results in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on the lessor’s balance sheet and continues to depreciate. The breakout of lease revenues and fees, net of lessor bad debt expense, that ties to the consolidated statements of operations is shown below:

	Year ended December 31,
	2022	2021
Lease billings and accruals	$154,535,446	$164,848,050
Provision for doubtful accounts	(57,420,480)	(40,342,618)
Gain on sale of lease receivables	8,821,106	-
Lease revenues and fees	$105,936,072	$124,505,432

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $227,568 for twelve months ended December 31, 2022 and $213,814 for twelve months ended December 31, 2021.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $1,274 for twelve months ended December 31, 2022 and $7,002 for twelve months ended December 31, 2021

Intangible Assets – Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites and of assets acquired in connection with Revolution Transaction (See Note 14). The patent is stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be ten years.

In the Revolution Transaction, the Company identified intangible assets for the franchisee contract-based agreements, the related non-compete agreements, the Liberty Loan brand, the non-contractual customer relationships associated with the corporate locations and the list of previous customers. The franchisee contract-based agreements relate to the assignment of agreements with Liberty Tax franchisees in which their locations and staff are used to assist in the origination and servicing of a loan portfolio in exchange for a share of the net revenue. In addition, there is non-compete embedded in these agreements. The Liberty Loan brand intangible asset relates to the value associated with the established brands acquired in the transaction that would otherwise need to be licensed. The non-contractual customer relationship intangible asset is the value of the customer relationships for the corporate stores acquired in the transaction. The customer list intangible asset relates to the value of valuable customers information that will be used to market additional products. The franchisee contract-based agreement, the Liberty Loan brand and the non-compete intangible assets are amortized on a straight-line basis over the expected useful life of the assets of ten years. The non-contractual customer relationship intangible asset is amortized on a straight-line basis over a five-year estimated useful life. The customer list is amortized on a straight-line basis over a three-year estimated useful life.

For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $150,505 for the twelve months ended December 31, 2022 and $3,076 for the twelve months ended December 31, 2021.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $4,037,936 and $2,786,109 for the twelve months ended December 31, 2022 and 2021, respectively

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $5,240,437 for twelve months ended December 31, 2022 and $2,816,939 for twelve months ended December 31, 2021. The Company wrote off $4,361 of capitalized development costs in 2021. Capitalized software amortization expense was $2,907,435 for twelve months ended December 31, 2022 and $2,317,626 twelve months ended December 31, 2021.

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

Capitalized data costs amounted to $1,640,885 for twelve months ended December 31, 2022 and $884,160 for twelve months ended December 31, 2021. Capitalized data costs amortization expense was $581,173 for twelve months ended December 31, 2022 and $86,717 for twelve months ended December 31, 2021.

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

	December 31,
	2022	2021
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,919,228	3,080,904
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	790,327	-
	13,152,568	11,523,917

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2022 and 2021:

	Year ended
	December 31,
	2022	2021
Numerator
Net income	$13,631,719	$3,272,774
Series 2 Convertible Preferred Stock dividends	(3,730,580)	(2,439,099)
Net income attributable to common and Series 1 Convertible Preferred Stock	9,901,139	833,675
Net income attributable to Series 1 Convertible Preferred Stock	(140,374)	(34,106)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	38,416	25,418
Net income attributable to common shares - Numerator for basic and diluted EPS	$9,799,181	$824,987
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,646,896	21,387,960
Effect of dilutive securities:	-
Series 1 Convertible Preferred Stock	225,231	-
Common stock options and performance share units	351,576	978,978
Common stock warrants	201,651	861,026
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	22,425,354	23,227,964
Basic EPS	$0.45	$0.04
Diluted EPS	$0.44	$0.04

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

Fair Value of Financial Instruments - The carrying value of certain financial instruments such as cash, lease receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

The Company utilizes the fair value option on its entire loan receivables portfolio purchased from its bank partner and for the portfolio acquired in the Revolution Transaction (See Note 14).

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2022 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$32,932,504	$42,747,668
Promissory note related to acquisition	-	-	3,158,471	3,158,471

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2021 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$3,560,108	$3,151,377

(1)	For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

The company estimates the fair value of the promissory note related to acquisition using discounted cash flow model. The model uses inputs including estimated cash flows and a discount rate.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning balance	$3,560,108	$89,445
Purchases of loan participation	31,216,406	3,309,732
Obligation of loan participation	12,931	163,307
Purchase of loan portfolio in Revolution Transaction	13,320,326	-
Loan originations	5,519,303	-
Interest and fees(1)	16,680,080	672,340
Collections	(27,816,669)	(923,700)
Net charge off (1)	(10,653,751)	(146,923)
Net change in fair value(1)	1,093,770	395,907
Ending balance	$32,932,504	$3,560,108

(1)	Included in loan revenues and fees, net of changes in fair value in the consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of December 10, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	2.0%	92.4%	40.8%	26.0%	35.0%	34.6%
Servicing costs	-	-	4.5%	-	-	4.6%
Discount rate	-	-	21.0%	-	-	11.1%

(1)	Figure disclosed as a percentage of outstanding principal balance.
(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of December 31, 2022 and December 31, 2021 concerning loan receivables at fair value are as follows:

	December 31, 2022	December 31, 2021
Aggregate fair value of loan receivables that are 90 days or more past due	$203,182	$-
Unpaid principal balance of loan receivables that are 90 days or more past due	1,841,812	-
Aggregate fair value of loan receivables in non-accrual status	6,947,224	-

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022, and 2021, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications primarily include separating the prepaid expenses, right of use asset and loan revenues and fees, net of changes in fair value as separate line items.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, as amended “Financial Instruments - Credit Losses (Topic 326)” revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The effective date of Topic 326 for public companies that are considered smaller reporting companies as defined by the SEC as for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard on January 1, 2023. The Company does not expect the provisions of Topic 326 to have a material effect on its Consolidated Financial Statements as this Topic does not cover operating lease receivables.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The standard provides temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the cessation of the publication of certain tenors of the London Interbank Overnight (“LIBOR”) rate on December 31, 2021, with complete elimination of the publication of the LIBOR rate by June 30, 2023. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts referencing the LIBOR rate.

On October 21, 2022, the Amendment No 16 to Credit Agreement between FlexShopper 2, LLC, as borrower, and Powerscourt Investments 32, LP, as administrative agent and lender, replaced LIBOR reference in the Credit Agreement with SOFR (Secured Overnight Financing Rate), as the basis for the interest payments under the Credit Agreement. Therefore, there is no impact on the Consolidated Financial Statements of the Company related to the adoption of ASU 2020-04. The Company does not expect this standard to have a material effect on its Consolidated Financial Statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities (e.g., deferred revenue) acquired in a business combination to be recognized and measured in accordance with ASC Topic 606, Revenue from Contracts with Customers, rather than at its assumed acquisition date fair value. For public companies, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and an early adoption is permitted. The Company does not expect this standard to have a material effect on its Consolidated Financial Statements.

3. LEASES

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

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	December 31, 2022	December 31, 2021
Assets
Operating Lease Asset	Right of use asset, net	$1,395,741	$1,534,512
Finance Lease Asset	Right of use asset, net	10,529	18,818
Total Lease Assets		$1,406,270	$1,553,330

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$199,535	$163,939
Finance Lease Liability – current portion	Current Lease Liabilities	8,466	8,793
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,562,022	1,761,558
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	4,600	13,065
Total Lease Liabilities		$1,774,623	$1,947,355

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	6
Finance Leases	13.38%	1

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $389,647 and $401,463 for the twelve months ended December 31, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Twelve Months ended
	December 31,
	2022	2021
Cash payments for operating leases	$405,443	$400,771
Cash payments for finance leases	11,184	11,184

Below is a summary of undiscounted operating lease liabilities as of December 31, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2023	$417,606
2024	430,134
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,574
Total undiscounted cash flows	2,520,701
Less: interest	(759,144)
Present value of lease liabilities	$1,761,557

Below is a summary of undiscounted finance lease liabilities as of December 31, 2022. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2023	$9,699
2024	4,782
Total undiscounted cash flows	14,481
Less: interest	(1,415)
Present value of lease liabilities	$13,066

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2022	December 31, 2021
Furniture, fixtures and vehicle	2-5 years	$395,468	$391,669
Website and internal use software	3 years	20,542,457	15,302,020
Computers and software	3-7 years	3,672,103	2,281,975
		24,610,028	17,975,664
Less: accumulated depreciation and amortization		(16,523,166)	(12,485,230)
		$8,086,862	$5,490,434

Depreciation and amortization expense for property and equipment was $4,037,936 and $2,786,109 for the twelve months ended December 31, 2022 and 2021, respectively

5. INTANGIBLE ASSETS

The following table provides a summary of our intangible assets:

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(28,876)	$1,884
Franchisee contract-based agreements	10 years	12,744,367	(106,203)	12,638,164
Liberty Loan brand	10 years	340,218	(2,835)	337,383
Non-compete agreements	10 years	86,113	(718)	85,395
Non contractual customer relationships	5 years	1,952,371	(32,540)	1,919,831
Customer list	3 years	184,825	(5,133)	179,692
		$15,338,654	$(176,305)	$15,162,349

	December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(25,800)	$4,960
		$30,760	$(25,800)	$4,960

Intangible assets amortization expense was $150,505 for the twelve months ended December 31, 2022 and $3,076 for twelve months ended December 31, 2021.

6. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At December 31, 2022, amounts outstanding under the 122 Partners Note bear interest at a rate of 20.45%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, FlexShopper, LLC executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. No other changes were made to the 122 Partners Note. Principal and accrued and unpaid interest outstanding on the 122 Partners Note was $1,017,826 as of December 31, 2022 and $1,011,439 as of December 31, 2021.

Interest paid for the 122 Partner Note was $196,338 and $148,011 for the twelve months ended December 31, 2022 and 2021, respectively.

Interest expensed for the 122 Partner Note was $211,349 and $143,940 for the twelve months ended December 31, 2022 and 2021, respectively.

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At December 31, 2022, amounts outstanding under the NRNS Note bear interest at a rate of 20.45%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such NRNS Note. Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,941,629 as of December 31, 2022 and $3,792,923 as of December 31, 2021.

Interest paid for the NRNS Note was $1,541,493 and $555,749 for the twelve months ended December 31, 2022 and 2021, respectively.

Interest expensed for the NRNS Note was $1,677,103 and $540,360 for the twelve months ended December 31, 2022 and 2021, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2023	$1,000,000	$209,455
2024	$10,750,000	$-

7. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a credit agreement (as amended from time-to-time, the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $57,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Lender was granted a security interest in certain leases and loans as collateral under this Agreement.

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At December 31, 2022, amounts borrowed bear interest at 15.45%.

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

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at December 31, 2022, follows:

	December 31, 2022
	Required Covenant	Actual Position
Equity Book Value not less than	$9,636,387	$31,034,673
Liquidity greater than	1,500,000	6,051,713
Cash greater than	500,000	6,173,350
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.14

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

On October 21, 2022, pursuant to Amendment No. 16 to Credit Agreement, the Commitment Amount was increased to be up to $110,000,000. This amendment also replaced LIBOR references in the Credit Agreement with SOFR (Secured Overnight Financing Rate), as the basis for our interest payments under the Credit Agreement. No other changes were made to the Credit Agreement.

The Company borrowed under the Credit Agreement $36,455,000 for the twelve months ended December 31, 2022, respectively, and $19,850,000 for the twelve ended December 31, 2021. The Company repaid under the Credit Agreement and $5,730,000 for the twelve months ended December 31, 2022 and $6,575,000 for the twelve ended December 31, 2021.

Interest expense incurred under the Credit Agreement amounted to $8,902,935 for the twelve months ended December 31, 2022, and $4,323,830 for the twelve months ended December 31, 2021. The outstanding balance under the Credit Agreement was $81,200,000 as of December 31, 2022 and was $50,475,000 as of December 31, 2021. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $352,252 and $413,076 as of December 31, 2022 and December 31, 2021, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at December 31, 2022.

Since October 2022, the Company has been entering into Interest Rate Cap Agreements with AXOS bank, a financial institution not related with the Lender of the Credit Agreement. These agreements cap the variable portion (one month SOFR) of the Credit Agreement interest rate to 4%, which reduce the Company’s exposure to additional increases in interest rates.

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

As of December 31, 2022, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of December 31, 2022 and 2021, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of December 31, 2022 totaled $19,084,376. As of December 31, 2022, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

As the dividends for the Series 2 Preferred Shares have not been declared by the Company’s Board of Directors, there is no dividends accrual reflected in the Company's Consolidated Financial Statement. The Series 2 Preferred Shares dividends is reflected on the Consolidated Statement of Operations for purposes of determining the net income attributable to common and Series 1 Convertible Preferred shareholders.

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

During the twelve months ended December 31, 2021, the Company recorded an expense of $522,808 based on a weighted average grant date fair value of $1.63 per warrant.

	Warrants	Expense	Grant date fair value
Grant Date	Granted	Recorded	Per Warrant
January 31, 2021	40,000	$73,595	$1.84
February 29, 2021	40,000	76,318	1.91
March 31, 2021	40,000	63,010	1.58
April 30, 2021	40,000	60,542	1.51
May 31, 2021	40,000	63,156	1.58
June 30, 2021	40,000	68,228	1.71
July 31, 2021	40,000	55,658	1.39
August 31, 2021	40,000	62,301	1.56
	320,000	522,808	1.63

There was no expense recorded during the twelve months ended December 31, 2022 related to warrants.

The following table summarizes information about outstanding stock warrants as of December 31, 2022 and 2021, all of which are exercisable:

Exercise	Common Stock Warrants	Series 2 Preferred Stock Warrants		Weighted Average Remaining Contractual Life
Price	Outstanding	Outstanding		Dec 31, 2022	Dec 31, 2021
$1.25	1,055,184			1 year	2 years
$1.25	160,000			Less than 1 year	1 year
$1.34	40,000			Less than 1 year	1 year
$1.40	40,000			Less than 1 year	1 year
$1.54	40,000			Less than 1 year	1 year
$1.62	40,000			Less than 1 year	1 year
$1.68	40,000			2 years	3 years
$1.69	40,000			Less than 1 year	1 year
$1.74	40,000			Less than 1 year	1 year
$1.76	40,000			Less than 1 year	1 year
$1.91	40,000			Less than 1 year	1 year
$1.95	40,000			2 years	3 years
$2.00	40,000			Less than 1 year	1 year
$2.01	40,000			Less than 1 year	1 year
$2.08	40,000			2 years	3 years
$2.45	40,000			Less than 1 year	1 year
$2.53	40,000			Less than 1 year	1 year
$2.57	40,000			2 years	3 years
$2.70	40,000			3 years	4 years
$2.78	40,000			Less than 1 year	1 year
$2.79	40,000			2 years	3 years
$2.89	40,000			2 years	3 years
$2.93	40,000			Less than 1 year	1 year
$2.97	40,000			2 years	3 years
$3.09	40,000			2 years	3 years
$3.17	40,000			2 years	3 years
$3.19	40,000			3 years	4 years
$3.27	40,000			2 years	3 years
$1,250		439	*	Less than 1 year	1 year
	2,255,184	439

(*)	At December 31, 2022 and 2021, these warrants were exercisable into Series 2 Preferred Stock which, in turn, were convertible into 116,903 shares of common stock

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

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. As of December 31, 2022, approximately 494,000 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense include the following components:

	Year Ended December 31,
	2022	2021
Stock options	$997,830	$1,125,819
Performance share units (“PSU”)	-	-
Total stock-based compensation	$997,830	$1,125,819

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statements of operations was $997,830 for the twelve months ended December 31, 2022 and $1,125,819 for twelve months ended December 31, 2021. Unrecognized compensation cost related to non-vested options and PSU at December 31, 2022 amounted to $860,070, which is expected to be recognized over a weighted average period of 2.46 years.

Stock options:

The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Year ended December 31, 2022	Year ended December 31, 2021
Exercise price	$1.45	$2.52
Expected life	6 years	5 years
Expected volatility	71%	91%
Dividend yield	0%	0%
Risk-free interest rate	2.25%	0.57%

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

Activity in stock options for the twelve months period ended December 31, 2022 and December 31, 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	1,179,183	1.45		-
Exercised	(308,526)	0.85		480,029
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		-
Outstanding at December 31, 2022	3,919,228	$1.97	6.78	$52,223
Vested and exercisable at December 31, 2022	3,152,169	$2.02	6.52	$52,223

Outstanding at January 1, 2021	2,595,700	$1.92		$2,491,026
Granted	626,238	2.52		74,482
Exercised	(82,333)	0.83		151,544
Forfeited	(58,701)	2.65		58,285
Outstanding at December 31, 2021	3,080,904	$2.06	6.72	$1,923,642
Vested and exercisable at December 31, 2021	2,307,571	$2.04	6.87	$1,674,967

The weighted average grant date fair value of options granted during the twelve month period ended December 31, 2022 and December 31, 2021 was $0.90 and $1.75 per share, respectively.

Performance Share Units:

On February 10, 2022, the Compensation Committee of the Board of Directors approved awards of performance share units to certain senior executives of the Company.

For performance share units, which are settled in stock, the number of shares earned is subject to both performance and time-based vesting. For the performance component, the number of shares earned is determined at the end of the periods based upon achievement of specified performance conditions such as the Company’s Adjusted EBITDA. When the performance criteria are met, the award is earned and vests assuming continued employment through the specified service period(s). Shares are issued from the Company’s 2018 Omnibus Equity Compensation Plan upon vesting. The number of performance-based shares which could potentially be issued ranges from 0 up to a maximum of 790,327 of the target awards depending on the specified terms and conditions of the target award.

The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made. As of December 31, 2022, the Company determined it was not probable that the minimum performance component would be met and accordingly no expense was recognized in the twelve months period ended December 31, 2022.

Activity in performance share units for the twelve months ended December 31, 2022 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2022	-	-
Granted	790,327	$1.53
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at December 31, 2022	790,327	$1.53

10. INCOME TAXES

Reconciliation of the benefit/ (expense) for income taxes from continuing operations recorded in the consolidated statements of operations with the amounts computed at the statutory federal tax rates for each year:

	2022	2021
Federal tax at statutory rate	$(630,700)	$852,198
State tax, net of federal tax	(736,962)	(487,093)
Tax impact on gain on bargain purchase	(3,036,868)	-
Permanent differences	123,933	(259,967)
Change in statutory rate	7,862	59,168
Change in valuation allowance	(12,525,690)	614,112
Other	163,374	6,892
Benefit/ (expense) for income taxes	$(16,635,051)	$785,310

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets (liabilities):
Equity based compensation	$428,111	$479,956
Allowance for doubtful accounts	3,240,968	6,847,189
Fixed assets	(9,153,508)	(8,085,957)
Lease impairment	989,120	423,022
Lease Liability	439,758	481,312
Right of use asset	(348,478)	(383,924)
Accrued expenses	(16,962)	-
Change in fair value of loans receivable	2,264,813	-
Tax credit carryforward	32,394	32,394
Sec 163(j) carryforward	2,703,639	-
Federal loss carry-forwards	12,304,134	11,838,840
State loss carry forward	3,860,104	343,914
Intangible assets	(4,730,265)	-
Other	-	(53,414)
Gross deferred tax	12,013,828	11,923,332
Valuation allowance	-	(12,418,498)
Net deferred tax assets/ liability	$12,013,828	$(495,166)

During the second quarter of 2022, the Company released the valuation allowance of the Company’s deferred tax asset recorded as of December 31, 2021. The Company had historical cumulative positive pre-tax income plus permanent differences. The realization of the deferred tax asset as of December 31, 2022 is more likely than not based on the Company’s projected taxable income.

The release of the deferred tax asset valuation allowance resulted in a tax benefit of approximately $12.5 million in the year ended December 31, 2022.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $58,591,117 and $8,153,233, respectively available to offset future income. Our federal loss carryforwards do not expire. The Company’s net operating losses may be subject to annual Section 382 of the Internal Revenue Code limitations due to ownership changes that could impact future realization.

The components of income tax expense (benefits) for the years ended December 31, 2021 and 2020 were as follows:

	2022	2021
Current Income Tax:
Federal	$-	$-
State	754,505	290,144
Deferred Income Tax:
Federal	(13,439,360)	495,166
State	(3,950,196)	-
	$(16,635,051)	$785,310

The Company’s effective tax rate for the year ended December 31, 2022 and 2021 differs from the statutory rate of 21% primarily due to state income taxes, permanent differences and the release of the valuation allowance.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2022, federal tax returns remained open for Internal Revenue Service review for tax years after 2018, while state tax returns remain open for review by state taxing authorities for tax years after 2018.  The IRS can examine net operating loss carryforwards from earlier years the extent utilized in years after 2018. During 2019, the Company was notified that its 2017 federal income tax return was selected for examination. In the second quarter of 2021, the IRS completed their review with no changes to the reported tax. There were no other federal or state income tax audits being conducted as of December 31, 2022.

The Company completed its analysis and review of all tax positions taken through December 31, 2022 and does not believe that there are any unrecognized tax benefits or liabilities related to tax positions taken on its income tax returns.

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

Litigation

The Company is not involved in any current or pending material litigation. The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named defendants, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.

Employment agreements

Certain executive management entered into employment agreements with the Company. The contracts are for a period of three years and renew for three successive one-year terms unless receipt of written notices by the parties. The contracts provide that such management may earn discretionary cash bonuses and equity awards, based on financial performance metrics defined each year by the Compensation Committee of the Company’s Board of Directors. Additionally, under certain termination conditions, such contracts provide for severance payments and other benefits.

COVID-19 and other similar health crisis

The Company has been, and may in the future, be impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future. The extent and the effects of the impact of any of these events on the operation and financial performance of our business depend on several factors which are highly uncertain and cannot be predicted.

12. COMMITMENTS

The Company does not have any commitments other than real property leases (Note 3).

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

14. REVOLUTION TRANSACTION

On December 3, 2022, Flex Revolution, LLC, a wholly-owned subsidiary of FlexShopper, Inc. closed a transaction (“Revolution Transaction”) pursuant to an Asset Purchase Agreement with Revolution Financial, Inc., a provider of consumer loans and credit products (collectively with certain of its subsidiaries, “Revolution”), under which the Company acquired the material net assets of the Revolution business.

In consideration for the sale of the Revolution net assets, the Company issued an adjustable promissory note (“Seller Note”) with an initial principal amount of $5,000,000. The Seller Note matures on December 1, 2027, bears interest at 8% per annum and is subject to adjustment based upon the pre-tax net income of the acquired business in 2023. The fair value of the Seller Note as of the acquisition date was $3,421,991. The Seller Note is included in the Consolidated Balance Sheets in the line Promissory note related to acquisition, net of $1,165,027 discount at December 31, 2022.

The Revolution Transaction includes the Buyer’s assumption of Revolution’s consumer loan portfolio, related cash and its credit facility (“Revolution Credit Facility”) as this facility is backed by the portfolio acquired. As of December 31, 2022, the Revolution Credit Facility was not yet legally transferred to FlexShopper, so this liability is included in the Consolidated Balance Sheet on the line Purchase consideration payable related to acquisition as the Company was obligated for the outstanding balance as of December 31, 2022.

The parties to the Asset Purchase Agreement have each made customary representations and warranties in the Asset Purchase Agreement and have agreed to indemnify each other for breaches of such representations and warranties. The Buyer’s primary recourse in the event of a claim is to offset the Seller Note equal to the indemnifiable losses subject to such claim.

The Revolution Transaction has been accounted for as a business combination in accordance with ASC 805, Business Combination. The Company measured the net assets acquired in Revolution Transaction at fair value on the acquisition date.

The table below summarizes the estimated fair values of the identifiable net assets acquired and the consideration transferred as of the acquisition date.

Dec 3, 2022 Fair Value
Cash	2,938,355
Loan receivables at fair value	13,320,326
Property and equipment, net	136,249
Intangible assets	15,307,894
Total assets	31,702,824
Purchase consideration payable related to acquisition	8,539,582
Accounts payable	506,607
Deferred tax liability	4,773,370
Total liabilities	13,819,559
Net assets acquired	17,883,265
Promissory note related to acquisition	3,421,991
Purchase price consideration	3,421,991

The fair value of the intangible assets was determined primarily by using discounted cash flow models. The models use inputs including estimated cash flows and a discount rate.

The Company recorded a bargain purchase gain of $14,461,274 related to the Revolution Transaction as the fair value of the net assets acquired exceed the fair value of the purchase price consideration. The Company believes that the most significant reason its management was able to negotiate a bargain purchase was due to the speed with which the seller wanted to close this transaction which resulted in a non-competitive process akin to a forced sale. The strong desire for a prior to year-end closing was for various reasons, including potential credit facility covenant issues and accelerating operating losses after recent regulatory changes.

The bargain purchase gain is included on the line “Gain on bargain purchase” in the Consolidated Statement of Operation for the twelve months ended December 31, 2022.

15. EMPLOYEE BENEFIT PLAN

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $145,161 and $181,328 for the years ended December 31, 2022 and 2021, respectively.

16. SUBSEQUENT EVENTS

Chief Executive Officer

On March 17, 2023, the Company announced that Richard House, Jr., the Company’s Chief Executive Officer and Principal Executive Officer, had passed away on March 16, 2023.

H. Russell Heiser, Jr., who is currently the Chief Financial Officer of the Company, has been appointed by the Company’s Board of Directors to become the Chief Executive Officer of the Company effective March 20, 2023. In such capacity, Mr. Heiser has been designated as the Principal Executive Officer, in addition to temporarily also being the Principal Financial and Accounting Officer of the Company.

Nasdaq Notices

On April 19, 2023, the Company received a notice (the “Notice”) from the Nasdaq Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as a result of not having timely filed its Annual Report on Form 10-K for the period ended December 31, 2022 (the “Form 10-K”), the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of all required periodic financial reports with the Securities and Exchange Commission. The Notice had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market. The Notice provided that the Company must submit a plan to regain compliance with Nasdaq Listing Rule 5250(c )(1).

As a result of filing the Form 10-K on April 24, 2023, the Company believes it has fully regained compliance with the Nasdaq continued listing requirements.

On April 21, 2023 the Company received a letter (the “Second Notice”) from The Nasdaq Stock Market notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Second Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until October 18, 2023 to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 calendar day grace period.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by October 18, 2023, the Company may be afforded a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

The Company intends to actively monitor the bid price for its common stock between now and October 18, 2023 and will consider available options to regain compliance with the Minimum Bid Price Requirement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All control systems contain inherent limitations, no matter how well designed. As a result, our management acknowledges that its internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The design and operating effectiveness of our controls were inadequate to ensure that all complex accounting matters are properly accounted for and reviewed in a timely manner. In connection with our December 31, 2022 financial statements, we identified a material weakness in our internal control over financial reporting. This material weakness is due to a lack of effective controls over certain account analysis and accounting judgments related to the complex and ambiguous concepts associated with business combination accounting. The business combination that led to the material weakness is a unique, one-time transaction, where the initial intangible assets initially identified by the Company were not accurate.

Notwithstanding the identified material weaknesses, the Company believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Management increased the use of external consultants and is investigating expansion of the accounting department in its ongoing remediation efforts of the material weaknesses reported by management in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the ongoing remediation efforts, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2022.

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

Howard S. Dvorkin has been a director since December 2018 and serves as the Chairman of the Board. Mr. Dvorkin is a serial entrepreneur, a two-time author, personal finance expert and Chairman of Debt.com. He has focused his professional endeavors in the consumer finance, technology, media and real estate industries. He has created successful businesses in these sectors including Debt.com, Financial Apps, Consolidated Credit, Start Fresh Today and Lifestyle Magazines, among others. He has played an instrumental role in the drafting of both state and federal legislation and was a consultant to the Board of Directors for the Association of Credit Counseling Professionals and the past president of the Association of Independent Consumer Credit Counseling Agencies (AICCCA). Mr. Dvorkin dedicates time to the National Leadership Council at American University, and the Kogod School of Business has inducted him into the prestigious 1923 Society at American University. He graduated from the University of Miami with a Master’s degree in Business Administration and received his Bachelor of Science degree in Accounting from American University. He was listed in the Marquis Who’s Who in the Finance Industry and was part of the premier group of certified public accountants who are recognized with the Chartered Global Management Accountant (CGMA) designation. Mr. Dvorkin brings to the Board his extensive knowledge of financial, accounting and operational issues highly relevant to our company’s business. He also brings a proven track record growing successful businesses and a deep background in the consumer finance market.

James D. Allen has been a director since February 2016.  He is currently Executive Vice President and Chief Financial Officer of Forestar Group, Inc. (NYSE: FOR), positions he has held since March 2020. Prior to joining Forestar, he served as a Senior Operating Partner at Palm Beach Capital, a private equity investment firm, from 2019 to March 2020. Prior to joining Palm Beach Capital, he served as CFO of Hollander Sleep Products, a supplier of bedding products, from 2015 to 2018. He has also held a variety of executive roles at both private and public companies, including Operating Vice President and Group CFO of Sun Capital Partners from 2003 to 2014, Chief Administrative Officer of Mattress Firm Inc. and a variety of C-suite roles at Tandycrafts Inc. Mr. Allen began his career at PricewaterhouseCoopers LLP (now PwC).  Mr. Allen holds a Bachelor of Business Administration degree in accounting and management from Evangel University.  Mr. Allen brings to the Board proven leadership and management experience and a deep knowledge in audit and accounting matters that make him well qualified to serve as an independent director and as a financial expert on the Board.

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

INFORMATION CONCERNING EXECUTIVE OFFICERS

Set forth below is background information relating to our executive officers:

Name	Age	Position
H. Russell Heiser Jr.	48	Chief Executive Officer and Chief Financial Officer
John Davis	53	Chief Operating Officer

H. Russell Heiser Jr. was appointed by the Company’s Board of Director to be the Chief Executive Officer of the Company effective March 20, 2023. Mr. Heiser has served as our Chief Financial Officer since December 2015 and served as a consultant to the Company from July 2015 to December 2015. As Chief Financial Officer, Mr. Heiser has demonstrated extensive knowledge of the Company’s financial, accounting and operational issues and has led its mergers and acquisitions, bank financings and capital market activities. He previously served as an advisor to family offices in South Florida from 2008 to 2015. In this role, Mr. Heiser focused on venture capital and private equity investments and was responsible for sourcing, financial analysis, transaction execution and management of portfolio companies across a variety of sectors. From 2004 to 2008, Mr. Heiser was an Executive Director in the Investment Banking Division at UBS in New York and, from 2001 to 2004, was an Associate in the Investment Banking Division at Bear, Stearns & Co. in New York. Mr. Heiser received his B.S. degree in Accounting from the University of Richmond and an M.B.A. from Columbia Business School. Over the course of his career, Mr. Heiser has earned both CPA and CFA designations.

John Davis has served as Chief Operating Officer since November 2020.  From April 2020 to November 2020, Mr. Davis was a consultant to the company through Woodlands Financial Advisory LLC in which he served as CEO.  From May 2016 to March 2020, Mr. Davis served as President of Credit and Collections and Chief Credit Officer with Conn’s Homeplus, a specialty retailer that offers a selection of consumer goods in addition to credit solutions for its core customers. Prior to Conn’s, he served as Founder and CEO of GFC Advisors, Ltd., a consultancy in the consumer credit industry, from 2013 to 2016. Prior to that, from 2011 to 2013, he was President of E-Commerce of DFC Global Corp, an international specialty finance company. From 2010 to 2011, Mr. Davis was Managing Director of MEM Consumer Finance, a specialty finance company based in the United Kingdom. Prior to that, from 2000 to 2010, he was Managing Director of Forecasting and Risk Management with CompuCredit Corp. Mr. Davis holds a Bachelor of Science in Computer Information Science from the University of Delaware.

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

Mr. Hinze was appointed to the Board in connection with an investor rights agreement, as further described in our Form 8-K filed with the SEC on June 13, 2016.

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

Policy Governing Director Attendance at Annual Meetings of Stockholders

Each director is encouraged to attend the annual meeting of stockholders in person. Our last annual meeting of stockholders was held on December 30, 2022. All of our directors serving at the time attended last year’s annual meeting.

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

Clawback Policy

The Board has the discretion to clawback any annual incentive or other performance-based compensation awards from executive officers and employees. This clawback applies when certain specified events occur. If the Board determines that compensation related to the Company financial performance would have been lower if it had been based on the restated financial performance results, the Board will, to the extent permitted by applicable law, seek recoupment from that executive officer or employee of any portion of such compensation as it deems appropriate after a review of all relevant facts and circumstances.

Board Diversity

In accordance with Nasdaq’s new Board Diversity Rules (Rule 5605(f) and Rule 5606), the following Board Diversity Matrix presents our Board diversity statistics.

Board Diversity Matrix (As of March 31, 2023)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	—	5	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native Americans	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	4	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	1
Directors who are Military Veterans	1

THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board of Directors

Our Bylaws state that the number of directors constituting the entire Board of Directors shall be determined from time to time by resolution of the Board. The number of directors currently fixed by our Board is five.

Our Board of Directors met four times during the year ended December 31, 2022. No director attended less than 75% of all meetings of the Board and applicable committee meetings in 2022 held during the period for which he was a director.

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

Audit Committee. Our Audit Committee consists of Messrs. Allen (Chair), King and Katz. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. Allen as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of our financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of our disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met five times in 2022.

Compensation Committee. Our Compensation Committee presently consists of Messrs. King (Chair), Allen and Katz, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board has also determined that each member of the Compensation Committee is an independent director within the meaning of Nasdaq’s director independence standards. Mr. King serves as Chairperson of the Compensation Committee. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees our procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements our incentive compensation plans and equity-based plans. The Compensation Committee met one time in 2022.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of Messrs. Katz (Chair), Allen and King. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the Nasdaq director independence standards and applicable rules of the SEC. Mr. Katz serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from our stockholders, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for our company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee did not met in 2022 because of limited matters, which were handled by the entire Board.

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2022.

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

The following table sets forth information concerning the compensation earned by the individuals that served as our Principal Executive Officer during 2022 and our most highly compensated executive officer other than the individuals who served as our Principal Executive Officer during 2022 (collectively, the “named executive officers”). Other than the named executive officers listed below, no other individuals served as executive officers of our company in 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	TOTAL ($)
Richard House Jr.- Former Chief Executive Officer	2022	457,500	70,000	227,899	34,132	789,531
	2021	330,000	70,000	430,478	24,175	854,653
H. Russell Heiser Jr.- Chief Executive Officer	2022	359,231	-	153,347	48,653	561,231
	2021	319,615	75,000	186,217	67,933	648,765
John Davis- Chief Operating Officer	2022	353,962	50,000	64,176	24,546	492,684
	2021	250,000	-	-	23,197	273,197

(1)	FASB ASC Topic 718 requires us to determine the overall full grant date fair value of the stock options as of the date of grant based upon the Black-Scholes method of valuation, which total amounts are set forth in the table above, and to then expense that value over the service period over which the stock options become vested. As a general rule, for time-in-service-based stock options, we will immediately expense any stock option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock options. For a description of Topic 718 and the assumptions used in determining the value of the stock options under the Black-Scholes model of valuation, see the notes to our audited financial statements included in our 2022 Annual Report on Form 10-K.

(2)	The amounts set forth in this column consist of medical costs not covered by our insurance, health and life insurance payments and 401k matching contribution.

Outstanding Equity Awards at December 31, 2022

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2022.

Name	Number of Securities Underlying Unexercised (#) Exercisable	Number of Securities Underlying Unexercised (#) Unexercisable		Exercise Price ($)	Expiration Date
Richard House Jr.	210,000	140,000	(1)	1.52	10/08/2029
	200,000	-		2.53	06/30/2025
	225,000	-		2.38	06/30/2025
	10,000	15,000		2.76	03/03/2031
	76,475	229,425		1.53	02/23/2032
H. Russell Heiser Jr.	10,000	—		5.00	10/09/2025
	10,000	—		5.00	12/01/2025
	15,000	—		4.02	05/10/2027
	30,000	—		2.95	03/01/2028
	99,584	—		0.84	04/09/2029
	30,000	—		0.86	04/23/2029
	120,813	—		0.86	04/23/2029
	135,000	90,000		2.53	06/30/2026
	10,000	15,000		2.76	03/03/2031
	30,000	45,000		2.76	03/03/2031
	29,925	89,775		1.53	02/23/2032
John Davis	90,000	60,000		2.76	03/03/2021
	27,620	82,859		1.53	02/23/2032

(1)	Reflects stock options granted as an inducement award for Mr. House to execute his employment agreement.

Employment Agreements and Change of Control Arrangements

The following is a summary of the employment and change of control arrangements with our named executive officers.

Richard House Jr. Employment Agreement. Mr. House passed away on March 16, 2023 and his employment agreement was terminated with his death. Based on his employment agreement, the executive’s estate received all the accrued obligations as of the date of termination. All equity awards were vested as of the date of deceased. The equity awards can be exercised by the executive’s estate for a period of six months after March 16, 2023.

H. Russell Heiser Jr. Employment Agreement. On April 21, 2023, we entered into the amendment No. 1 to amended and restated employment agreement with H. Russell Heiser Jr. The employment agreement with Mr. Heiser extends for a term expiring on December 31, 2027, and is automatically renewable for three successive one-year terms unless written notice of non-renewal is timely provided by either party. Pursuant to this employment agreement, Mr. Heiser has agreed to devote his full time, attention and efforts to our business and his duties as our Chief Executive Officer. The employment agreement provides that, effective as of March 20, 2023, Mr. Heiser will receive a base salary at an annual rate of $460,000 for services rendered in such position. Pursuant to a short-term incentive plan approved by the Compensation Committee of our Board, Mr. House may be entitled to receive cash bonuses based on the executive meeting and exceeding performance goals relating to the net revenue and EBITDA of our company. The target cash bonus under the short-term incentive plan is up to 50% of Mr. House’s annual base salary (with a maximum bonus payment of 100% of his base salary).

Pursuant to a long-term incentive plan approved by the Compensation Committee of our Board, Mr. Heiser will receive grants of stock options and performance share units (“PSUs”) under our 2018 Omnibus Equity Compensation Plan. Mr. Heiser was granted stock options to purchase such number of shares of our common stock with a fair market value of $345,000, determined using the Black-Scholes formula for fair value as of the April 21, 2023 grant date and a ten-year life, with annual vesting at the rate of 25% over four years, commencing on December 31, 2023. Mr. Heiser was also granted PSUs for shares of our common stock with a fair market value of $690,000, based on the common stock price as of the April 21, 2023 grant date. The PSUs are subject to both performance and time-based vesting. The performance metrics are based on specified EBITDA goals for our company. If we achieve 100% of the performance metrics, 50% of the PSUs will vest (and 50% will be forfeited), with a maximum vesting of 100% of the PSUs if 200% of the target performance is achieved. For the time-based component, the PSUs will vest annually at the rate of 25% over four years, commencing on December 31, 2023.

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

In the event of a termination without cause or resignation for good reason in either case within three months preceding or 12 months following a change of control of our company, Mr. Heiser will receive one year’ salary, his target bonus, 18 months of COBRA reimbursement and immediate vesting of all outstanding unvested (but non-forfeited) equity awards.

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

John Davis Employment Agreement. On February 23, 2022, we entered into an employment agreement with John Davis. The employment agreement with Mr. Davis extends for a term expiring on December 31, 2025, and is automatically renewable for three successive one-year terms unless written notice of non-renewal is timely provided by either party. Pursuant to this employment agreement, Mr. Davis has agreed to devote his full time, attention and efforts to our business and his duties as our Chief Operating Officer. The employment agreement provides that, effective as of April 21, 2023, Mr. Davis will receive a base salary at an annual rate of $380,000 for services rendered in such position. Pursuant to a short-term incentive plan approved by the Compensation Committee of our Board, Mr. Davis may be entitled to receive cash bonuses based on the executive meeting and exceeding performance goals relating to the net revenue and EBITDA of our company. The target cash bonus under the short-term incentive plan is up to 40% of Mr. Davis’s annual base salary (with a maximum bonus payment of 80% of his base salary).

Pursuant to a long-term incentive plan approved by the Compensation Committee of our Board, Mr. Davis will receive grants of stock options and performance share units (“PSUs”) under our 2018 Omnibus Equity Compensation Plan. Mr. Davis was granted stock options to purchase such number of shares of our common stock with a fair market value of $142,500, determined using the Black-Scholes formula for fair value as of the April 21, 2023 grant date and a ten-year life, with annual vesting at the rate of 25% over four years, commencing on December 31, 2023. Mr. Davis was also granted PSUs for shares of our common stock with a fair market value of $285,000, based on the common stock price as of the April 21, 2023 grant date. The PSUs are subject to both performance and time-based vesting. The performance metrics are based on specified EBITDA goals for our company. If we achieve 100% of the performance metrics, 50% of the PSUs will vest (and 50% will be forfeited), with a maximum vesting of 100% of the PSUs if 200% of the target performance is achieved. For the time-based component, the PSUs will vest annually at the rate of 25% over four years, commencing on December 31, 2023.

The employment agreements also provide for termination by us upon death or disability of Mr. Davis (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon cause, which includes willful misconduct, gross negligence, willful failure to perform duties, fraud/embezzlement, willful policy violation or a breach of the employment agreement. In the event the employment agreement is terminated by us without cause or by the executive for good reason, defined as a material breach of the agreement by us, Mr. Davis will be entitled to one year’s salary and COBRA reimbursement and immediate vesting of any equity which would have otherwise vested in the one year following the termination.

In the event of a termination without cause or resignation for good reason in either case within three months preceding or 12 months following a change of control of our company, Mr. Davis will receive one year’ salary, his target bonus, 18 months of COBRA reimbursement and immediate vesting of all outstanding unvested (but non-forfeited) equity awards.

The employment agreement also contains covenants (a) restricting Mr. Davis from engaging in any activities competitive with our business or soliciting employees or clients during the term of such employment agreements and two years thereafter, (b) prohibiting the executive from disclosure of confidential information regarding us at any time and (c) confirming that all intellectual property developed by the executive and relating to our business constitutes our sole and exclusive property.

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

Effective April 12, 2023, our Board of Directors adopted a new 2023 Non-Executive Director Compensation Program in connection with receiving a board compensation report from Lockton Companies, LLC, which utilized compensation data from the latest published National Association of Corporate Directors compensation survey for similarly-sized public companies. Pursuant to our new program, all directors receive the following compensation for their services:

●	annual board service retainer in the amount of $60,000, payable quarterly, which may be paid in either cash or stock options, or a combination of both. The form of payment (i.e., cash, stock options or a combination) will be determined by each director by notice to our Chief Financial Officer at least 15 days prior to the quarterly payment date. The Chairman of the Board will receive an additional $40,000 retainer for annual board service retainer. In the event the form of payment is stock options, the value of the stock options (priced using the Black-Scholes options pricing model) will equal 1.30 times the stated cash compensation. The stock options will have an exercise price equal to the fair market value of our common stock at the time of grant.

●	annual grant of stock options to purchase shares of common stock with a value of $94,000 for the directors and with a value of $150,000 for the Chairman of the Board (priced using the Black-Scholes options pricing model), pursuant to our 2018 Omnibus Equity Compensation Plan. The stock options will have an exercise price equal to the fair market value of our common stock at the time of grant and vest in four equal quarterly installments.

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to our company. The directors will not be paid separate fees for Board and Committee meetings attended.

The following table sets forth information with respect to compensation earned by or awarded to each of our Non-Employee Directors who served on our Board during the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
James D. Allen	60,000	66,522	126,522
Howard S. Dvorkin	-	222,124	224,124
Thomas O. Katz	-	129,361	129,361
T. Scott King	-	129,361	129,361

(1)	FASB ASC Topic 718 requires FlexShopper to determine the overall full grant date fair market value of the options as of the date of grant based upon the Black-Scholes method of valuation, which total amounts are set forth in the table above, and then to expense that value over the service period over which options become exercisable. As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of Topic 718 and the assumptions used in determining the value of the options under the Black-Scholes method of valuation, see the notes to the consolidated financial statements included our Annual Report on Form 10-K.

The following table shows the number of shares subject to vested option awards held by each Non-Employee Director as of December 31, 2022:

Name	Shares Subject to Outstanding Stock Option Awards (#)
James D. Allen	308,795
Howard S. Dvorkin	585,379
Thomas O. Katz	252,380
T. Scott King	446,598

Equity Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information on our equity compensation plans as of December 31, 2022. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Equity Compensation (a)		Weighted- Average Exercise Price of Outstanding Equity Compensation (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,359,555	(1)	1.97	494,853
Inducement award approved by security holder	350,000		1.52	—
Equity compensation plans not approved by security holders	—		—	—
Total	4,709,555			494,853

(1)	Includes outstanding stock options for 134,100 shares of common stock issued under our 2007 Omnibus Equity Compensation Plan, outstanding stock options for 144,000 shares of common stock issued under our 2015 Omnibus Equity Compensation Plan, outstanding stock options and performance share units for 4,081,455 shares of common stock issued under our 2018 Omnibus Equity Compensation Plan and outstanding stock options for 350,000 shares of common stock issued as an inducement award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our voting stock as of March 31, 2023 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●	each executive officer included in the Summary Compensation Table below;

●	each of our directors; and

●	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o FlexShopper, Inc. at 901 Yamato Road, Suite 260, Boca Raton, Florida 33431. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s Series 1 or Series 2 Preferred Stock) within 60 days after March 31, 2023 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of March 31, 2023 is based upon 21,752,304 shares of common stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock		Number of Shares Underlying Convertible Preferred Stock, Options, performance share units and Warrants		Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Stockholders
B2 FIE V, LLC(1)	—		5,325,888	(2)	5,325,888	19.7%
Waterfall Asset Management, LLC(3)	1,629,547		—		1,629,547	7.5%
Perkins Capital Management, Inc.(4)	1,281,460		—		1,281,460	5.9%
Directors and Executive Officers
Howard S. Dvorkin	6,119,985	(5)	2,529,076	(6)	8,649,061	25.2%
James D. Allen	150,000		308,795	(7)	458,795	2.1%
Sean Hinze	—		—		—	*
Thomas O. Katz	81,000		252,380	(8)	333,380	1.5%
T. Scott King	287,000		446,598	(9)	733,598	3.3%
Richard House Jr.	190,086		1,105,900	(10)	1,295,986	*
H. Russell Heiser Jr.	772,571		841,809	(11)	1,614,380	3.4%
John Davis	—		117,620	(12)	117,620	*
All directors and executive officers as a group (8 persons)	10,511,649		10,928,066		21,439,715	48.5%

*	Less than one percent of outstanding shares.

(1)	Based solely on the Schedule 13D filed on June 21, 2016 by Pacific Investment Management Company LLC (“PIMCO”). According to the filing, B2 FIE V LLC (“B2 FIE”) was formed solely for the purpose of investing in our company. PIMCO BRAVO Fund II, L.P. (“Bravo II”) is the sole member of B2 FIE and operates as a pooled investment fund and invests (among other things) in operating companies. PIMCO GP XII, LLC (“PIMCO GP”) is the sole general partner of Bravo II. PIMCO is the sole managing member of PIMCO GP and has the power to make voting and investment decisions regarding the shares of our preferred stock held by B2 FIE. Each of Bravo II, PIMCO GP and PIMCO disclaims beneficial ownership of the series 2 preferred stock except to the extent of its pecuniary interest therein. The address for this stockholder is 650 Newport Center Drive, Newport Beach, CA 92660.

(2)	Consists of shares of common stock issuable upon the conversion of 20,000 shares of Series 2 Preferred Stock. Each share of Series 2 Preferred Stock is convertible into 266.2942 shares of common stock, based on the Series 2 Preferred Stock issue price of $1,000 per share and a conversion rate of $3.76 per share.

(3)	Based solely on the Schedule 13D filed by the Waterfall Reporting Persons (as defined below) with the SEC on March 16, 2015 and a Form 4 filed by Waterfall (as defined below) with the SEC on May 23, 2018. Waterfall Eden Master Fund, Ltd. (“WEMF”) owns 883,118 shares of common stock, or approximately 4.1% of outstanding shares of common stock after subsequent dilution. Waterfall Delta Offshore Master Fund, LP (“WDOMF”) owns 495,251 shares of common stock, or approximately 2.3% of outstanding shares of common stock after subsequent dilution. Waterfall Delta GP, LLC (“WDGP”), as general partner of WDOMF, may be deemed to share beneficial ownership of the shares owned by WDOMF. Waterfall Sandstone Fund, LP (“WSF”) owns 251,178 shares of common stock, or approximately 1.2% of outstanding shares of common stock after subsequent dilution. Waterfall Sandstone GP, LLC (“WSGP” and, collectively with WEMF, WDOMF and WSF, the “Waterfall Funds”), as general partner of WSF, may be deemed to share beneficial ownership of the shares owned by WSF. Waterfall Asset Management, LLC (“Waterfall”), as the investment adviser to the Waterfall Funds, and Thomas Capasse and Jack Ross, as members of Waterfall, may be deemed to share beneficial ownership of the 1,629,547 shares of common stock owned by the Waterfall Funds, or approximately 7.6% of outstanding shares of common stock. Because of the relationships described above, Messrs. Capasse and Ross, WEMF, WDGP, WDOMF, WSGP and WSF (collectively, the “Waterfall Reporting Persons”) may be deemed to constitute a “group” within the meaning of Rule 13d-5 under the Exchange Act and, as such, each member of the group could be deemed to beneficially own, in the aggregate, all of the shares of common stock held by members of the group. The Waterfall Reporting Persons do not admit that they constitute a group within the meaning of Rule 13d-5. Each of the Waterfall Reporting Persons disclaims beneficial ownership of the shares of common stock referred to herein that such Reporting Person does not hold directly. Waterfall and Messrs. Capasse and Ross share the power to vote and direct the disposition of the shares owned by the Waterfall Funds. WDGP may be deemed to share the power to vote and direct the disposition of the shares owned by the WDOMF, and WSGP may be deemed to share the power to vote and direct the disposition of the shares owned by WSF. The address for each of the Waterfall-associated companies is c/o Waterfall Management, LLC, 1140 Avenue of the Americas, 7th Floor, New York, NY 10036.

(4)	Based solely on the Schedule 13G filed on February 9, 2023 by Perkins Capital Management, Inc. The address for this stockholder is 730 Lake St E, Wayzata, MN 55391.

(5)	Includes (i) 3,976,385 shares held of record by PITA Holdings LLC, a Florida LLC (“PITA”), and (ii) 2,140,100 shares of common stock held of record by NRNS Capital Holdings, LLC (“NRNS”) and (iii) 3,500 shares of common stock held of record by Mr. Dvorkin’s direct family members. Beta Investment Group, Inc., a Florida corporation (“Beta”), is the manager of PITA. Mr. Dvorkin is President of Beta and in such position has the right to direct the vote and disposition of securities owned by PITA. Mr. Dvorkin is the manager of NRNS and in such position has the right to direct the vote and disposition of securities owned by NRNS. Mr. Dvorkin disclaims beneficial ownership of our company’s securities held of record by PITA or NRNS, except to the extent of his pecuniary interest therein.

(6)	Includes (i) 753,697 shares of common stock issuable upon exercise of a warrant held by NRNS, (ii) 1,190,000 shares of common stock issuable upon exercise of a warrant held by PITA, and (iii) 585,379 shares of common stock issuable upon exercise of stock options.

(7)	Consists of vested stock options to purchase 308,795 shares of common stock.

(8)	Consists of vested stock options to purchase 252,380 shares of common stock.

(9)	Consists of vested stock options to purchase 446,598 shares of common stock.

(10)	Consists of vested stock options to purchase 1,105,900 shares of common stock.

(11)	Consists of (i) 540,322 shares of common stock issuable upon exercise of stock options and (ii) 301,487 shares of common stock issuable upon exercise of warrants.

(12)	Consists of vested stock options to purchase 117,620 shares of common stock

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

Other than as described below, and compensation agreements and other arrangements which are described under the heading “Compensation and Other Information Concerning Directors and Officers” in 2022 there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

Amendments to Credit Agreement involving Waterfall Asset Management

On March 6, 2015, through FlexShopper 2, LLC, our wholly-owned indirect subsidiary (the “Borrower”), we entered into a credit agreement (as amended from time-to-time, the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement) less certain deductions described in the Credit Agreement. Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $82,500,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). On January 29, 2021, pursuant to an amendment to the Credit Agreement, the Commitment Termination Date was extended to April 1, 2024, the Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at LIBOR plus 11% per annum.

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

As of December 31, 2022, $81.2 million in principal was outstanding under the Credit Agreement. During the year ended December 31, 2022, the largest aggregate amount of principal outstanding under the Credit Agreement was $81.2 million, and $5.7 million in principal and $10.3 million in interest were paid during such period, at an average interest rate of 12.8% per annum.

Loans Payable to an Officer and Director

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At December 31, 2022, amounts outstanding under the NRNS Note bear interest at a rate of 20.45%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such NRNS Note.

As of December 31, 2022, $10,941,629 of principal and accrued unpaid interest was outstanding under the NRNS Note. Interest paid for the NRNS Note was $1,541,493 for the year 2022.

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Financial Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At December 31, 2022, amounts outstanding under the 122 Partners Note bear interest at a rate of 20.45%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, FlexShopper, LLC executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. No other changes were made to the 122 Partners Note.

As of December 31, 2022, $1,017,826 of principal and accrued and unpaid interest was outstanding under 122 Partners Note. Interest paid for the 122 Partner Note was $196,338 for the year 2022.

Director Independence

At least annually, the Nominating and Corporate Governance Committee reviews the independence of each non-employee director and makes recommendations to the Board and the Board affirmatively determines whether each director qualifies as independent. No director qualifies as "independent" unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as stockholder or officer of an organization that has a relationship with the Company). ln addition, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director's ability to be independent of management in connection with the duties of n Compensation Committee member. Each director must keep the Nominating and Corporate Governance Committee fully and promptly informed as to any development affecting a director's independence,

Our shares of common stock are listed for trading on The Nasdaq Capital Market Under the rules of Nasdaq, "independent" directors must make up a majority of a listed company's board of directors, In addition, applicable Nasdaq rules require that, subject io specified exceptions, each member of a listed company's audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

The Board has determined that each of James D. Allen, Sean Hinze, Thomas O. Katz and T. Scott King is an independent director within the meaning of the director independence standards of The Nasdaq Stock Market. Mr. Dvorkin is not independent based on the shares beneficially owned by him, his businesses, and his direct family members. In making its independence determinations, the Board reviewed direct and indirect transactions and relationships between each director, or any member of his or her immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, our records and publicly available information. None of our directors directly or indirectly provides any professional or consulting services to us.

As a result. a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed by EisnerAmper LLP for audit and non-audit services in 2021, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2021
Audit Fees(1)	$370,290
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$370,290

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

The following table sets forth the aggregate fees billed or expected to be billed by Grant Thornton LLP for audit and non-audit services in 2022, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2022
Audit Fees(1)	$495,000
Audit-Related Fees	-
Tax Fees	25,000
All Other Fees	-
Total	$520,000

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by our independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. All audit and permitted non-audit services provided by EisnerAmper LLP and by Grant Thornton LLP during 2022 were pre-approved by the Audit Committee.

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

(3) Exhibits: The following is a list of exhibits filed as a part of this Annual Report:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
3.5	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
3.6	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017 and incorporated herein by reference)
3.7	Certificate of Designations for Series 2 Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.1	Description of the FlexShopper, Inc. Securities Registered under Section 12 of the Securities Exchange Act (previously filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 3, 2020 and incorporated herein by reference)
10.1	Credit Agreement, dated as of March 6, 2015, by and among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)

10.2	Investor Rights Agreement, dated as of March 6, 2015, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.3	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among the Company and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.4	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.5	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.6+	Executive Employment Agreement, dated December 1, 2015, by and between the Company and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.7	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.8+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.9+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.10+	Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)
10.11+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.12+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.13	Amendment No. 4 to the Credit Agreement and Waiver, dated March 29, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.14	Investor Rights Agreement, dated as of June 10, 2016, by and among FlexShopper, Inc., B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2016 and incorporated herein by reference).
10.15	Omnibus Amendment, dated January 27, 2017, by and among FlexShopper 2, LLC, FlexShopper, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
10.16+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 and incorporated herein by reference)
10.17	Letter Agreement, dated January 9, 2018, by and between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.18	Form of Commitment Letter and Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.19+	2018 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2018)
10.20	Amendment No. 6 to Credit Agreement, dated April 3, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)

10.21	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)
10.22	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018 and incorporated herein by reference)
10.23	Amendment No. 8 to Credit Agreement, dated August 29, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.24	Amendment No. 2 to Investor Rights Agreement, dated August 27, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.25	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.26	Amendment No. 9 to Credit Agreement, dated September 22, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2018 and incorporated herein by reference)
10.27	Amendment No. 10 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2018 and incorporated herein by reference)
10.28	Amendment No. 11 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.29	Form of Commitment Letter and Subordinated Promissory Note, dated January 25, 2019, issued by FlexShopper, LLC to 122 Partners, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.30	Office Lease, dated January 29, 2019, between FlexShopper, LLC and Mainstreet CV North 40, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.31	Consulting Agreement, dated as of February 19, 2019, between the Company and XLR8 Capital Partners LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.32	Form of Commitment Letter and Subordinated Promissory Note, dated February 19, 2019, issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.33	Amendment No. 1 to 2018 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed March 25, 2019)
10.34	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019 and incorporated herein by reference)
10.35+	Employment Agreement, dated September 20, 2019, between FlexShopper, Inc. and Richard House, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2019 and incorporated herein by reference)
10.36	Form of Warrant Amendment and Exchange Agreement, dated as of December 30, 2019, amount FlexShopper, Inc. and the Holders signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2019 and incorporated herein by reference)
10.37+	Employment Agreement, dated January 1, 2020, by and between the Company and Harold Russell Heiser, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020 and incorporated herein by reference)
10.38	Amendment to Consulting Agreement, dated February 19, 2019, between the Company and XLR8 Capital Partners LLC. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.39	Form of Commitment Letter and Promissory Note between FlexShopper, LLC and Customer Bank. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).

10.40	Amendment to Subordinated Debt Financing Letter Agreement issued by FlexShopper, LLC to 122 Partners, LLC. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.41	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020 and incorporated herein by reference).+
10.42	Amendment of Consulting Agreement, dated August 30, 2020, between FlexShopper, Inc. and XLR8 Capital Partners, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 and incorporated herein by reference).
10.43	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, as company, Wells Fargo Bank, National Association, as paying agent, various lenders from time to time party thereto, and WE 2014-1, LLC, as administrative agent, as conformed through Omnibus Amendment dated January 29, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2021 and incorporated herein by reference).
10.44	Amendment No. 13 to Credit Agreement, dated February 26, 2020, between FlexShopper 2, LLC and WE 2014-1, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.45	Amendment No. 2 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).
10.46	Amendment to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).
10.47+	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2021 and incorporated herein by reference).
10.48	Amendment No. 14 to Credit Agreement, dated December 28, 2021, between FlexShopper 2, LLC and WE 2014-1, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021 and incorporated herein by reference).
10.49	Amendment dated February 2, 2022 to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2022 and incorporated herein by reference).
10.50 +	Amended and Restated Employment Agreement, dated as of February 23, 2022, between FlexShopper, Inc. and Richard House Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated herein by reference).
10.51 +	Amended and Restated Employment Agreement, dated as of February 23, 2022, between FlexShopper, Inc. and H. Russell Heiser Jr. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated herein by reference).
10.52	Amendment No. 15 to Credit Agreement, dated as of March 8, 2022, between FlexShopper 2, LLC, as borrower, WE 2014-1, LLC, as administrative agent and lender, and WE 2022-1, LLC, as lender.( (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2022 and incorporated herein by reference).
10.53	Amendment No 3 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022 and incorporated herein by reference).
10.54	Amendment No. 16 to Credit Agreement, dated as of October 21, 2022, between FlexShopper 2, LLC, as borrower and Powerscourt Investment 32, LP, as administrative agent and lender. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2022 and incorporated herein by reference).
10.55

Asset Purchase Agreement, dated as of October 10, 2022, by and among FlexShopper Revolution, LLC, the sellers signatory thereto, and Revolution Financial, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 8, 2022 and incorporated herein by reference).

10.56	Amendment to Asset Purchase Agreement, dated as of December 1, 2022, by and among FlexShopper Revolution, LLC, the sellers signatory thereto, and Revolution Financial, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 8, 2022 and incorporated herein by reference).
10.57	Amendment No 4 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023 and incorporated herein by reference).
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification - Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Indicates a management contract or any compensatory plan contract or arrangement.

*	Filed herewith.

Item 16. Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: April 24, 2023	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ H. Russell Heiser, Jr.	Chief Executive Officer	April 24, 2023
H. Russell Heiser, Jr.	(Principal Executive Officer)

/s/ H. Russell Heiser, Jr.	Chief Financial Officer	April 24, 2023
H. Russell Heiser, Jr.	(Principal Financial and Accounting Officer)

/s/ James D. Allen	Director	April 24, 2023
James D. Allen

/s/ Howard S. Dvorkin	Chairman of the Board of Directors	April 24, 2023
Howard S. Dvorkin

/s/ Sean Hinze	Director	April 24, 2023
Sean Hinze

/s/ T. Scott King	Director	April 24, 2023
T. Scott King

/s/ Thomas O. Katz	Director	April 24, 2023
Thomas O. Katz