Form 10-K/A
period 2022-12-31
FlexShopper, Inc.
filed 2023-04-28
CIK 1397047

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

The number of shares outstanding of the Registrant’s common stock, as of April 24, 2023, was 21,752,304.

Documents incorporated by reference: None

Auditor Name: Grant Thornton LLP	Auditor Location: Fort Lauderdale, Florida	Auditor Firm ID: 248

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the FlexShopper, Inc. (“FlexShopper” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on April 24, 2023 (the “Original Filing”). We are filing this Amendment No. 1 to correct the Exhibit 23.2, as that Exhibit referenced to an inaccurate Audit Report date. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

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

i

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K/A:

(1) Exhibits: The following is a list of exhibits filed as a part of this 10K-A:

Exhibit Number	Description
23.2	Consent of Independent Registered Public Accounting Firm *
31.1	Rule 13a-14(a) Certification - Principal Executive Officer and Principal Financial Officer (incorporated herein by reference to Exhibit 31.1 to the Original Form 10-K) *
32.1	Section 1350 Certification - Principal Executive Office and Principal Financial Officer (incorporated herein by reference to Exhibit 32.1 to the Original Form 10-K) *
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: April 28, 2023	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer

2