Form 10-Q
period 2023-03-31
FlexShopper, Inc.
filed 2023-05-11
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the issuer had a total of 21,752,304 shares of common stock outstanding.

i

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	general economic conditions, including inflation, rising interest rates, and other adverse macro-economic conditions;

●	the impact of deteriorating macro-economic environment, including bank defaults and closures on our customer’s ability to make the payment they owe our business and on our proprietary algorithms and decisioning tools used in approving customer to be indicative of customer’s ability to perform;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to compete in a highly competitive industry;

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our relationship with the bank partner that originate the loans in the bank partner loan model;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	our ability to attract and retain key executives and employees; the business and financial impact of the COVID-19 pandemic;

●	our ability to satisfy The Nasdaq Capital Market continued listing standards and other Nasdaq rules; and

●	the other risks and uncertainties described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$9,861,646	$6,051,713
Restricted cash	7,881	121,636
Lease receivables, net	37,153,935	35,540,043
Loan receivables at fair value	29,317,948	32,932,504
Prepaid expenses and other assets	2,912,447	3,489,136
Lease merchandise, net	26,908,105	31,550,441
Total current assets	106,161,962	109,685,473

Property and equipment, net	8,677,314	8,086,862
Right of use asset, net	1,366,235	1,406,270
Intangible assets, net	14,719,290	15,162,349
Other assets, net	1,884,060	1,934,728
Deferred tax asset, net	12,162,368	12,013,828
Total assets	$144,971,229	$148,289,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,843,178	$6,511,943
Accrued payroll and related taxes	565,370	310,820
Promissory notes to related parties, including accrued interest	1,210,806	1,209,455
Accrued expenses	2,647,608	3,988,093
Lease liability - current portion	217,862	208,001
Total current liabilities	8,484,824	12,228,312
Loan payable under credit agreement to beneficial shareholder, net of $281,884 at 2023 and $352,252 at 2022 of unamortized issuance costs	81,093,116	80,847,748
Promissory notes to related parties, net of current portion	10,750,000	10,750,000
Promissory note related to acquisition, net of discount of $1,105,789 at 2023 and $1,165,027 at 2022	3,063,771	3,158,471
Purchase consideration payable related to acquisition	8,844,959	8,703,684
Lease liabilities net of current portion	1,508,168	1,566,622
Total liabilities	113,744,838	117,254,837

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,752,304 shares at March 31, 2023 and 21,750,804 shares at December 31, 2022	2,176	2,176
Additional paid in capital	40,241,353	39,819,420
Accumulated deficit	(31,820,798)	(31,590,583)
Total stockholders’ equity	31,226,391	31,034,673
	$144,971,229	$148,289,510

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2023	2022
Revenues:
Lease revenues and fees, net	$24,714,158	$27,766,312
Loan revenues and fees, net of changes in fair value	6,071,617	1,188,924
Total revenues	30,785,775	28,955,236

Costs and expenses:
Depreciation and impairment of lease merchandise	15,345,788	19,160,611
Loan origination costs and fees	1,833,627	425,513
Marketing	1,099,189	2,014,115
Salaries and benefits	2,726,890	2,964,442
Operating expenses	5,627,708	5,673,202
Total costs and expenses	26,633,202	30,237,883

Operating income/ (loss)	4,152,573	(1,282,647)

Interest expense including amortization of debt issuance costs	4,531,327	1,958,068
Loss before income taxes	(378,754)	(3,240,715)
Benefit from income taxes	148,539	859,780
Net loss	(230,215)	(2,380,935)

Dividends on Series 2 Convertible Preferred Shares	972,233	609,777
Net loss attributable to common and Series 1 Convertible Preferred shareholders	$(1,202,448)	$(2,990,712)

Basic and diluted loss per common share:
Basic	$(0.06)	$(0.14)
Diluted	$(0.06)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,751,304	21,547,069
Diluted	21,751,304	21,547,069

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	$39,819,420	$(31,590,583)	$31,034,673
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	420,748	-	420,748
Exercise of stock options into common stock	-	-	-	-	1,500	-	1,185	-	1,185
Net loss	-	-	-	-	-	-	-	(230,215)	(230,215)
Balance, March 31, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	$40,241,353	$(31,820,798)	$31,226,391

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	$38,560,117	$(45,222,302)	$16,143,619
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	305,229	-	305,229
Exercise of stock options into common stock	-	-	-	-	162,956	17	137,040	-	137,057
Net loss	-	-	-	-	-	-	-	(2,380,935)	(2,380,935)
Balance, March 31, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,002,386	$(47,603,237)	$14,204,970

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(230,215)	$(2,380,935)
Adjustments to reconcile net loss to net cash provided by/ (used in) operating activities:
Depreciation and impairment of lease merchandise	15,345,788	19,160,611
Other depreciation and amortization	1,826,157	937,062
Amortization of debt issuance costs	70,367	50,603
Amortization of discount on the promissory note related to acquisition	59,239	-
Compensation expense related to stock-based compensation	420,748	305,229
Provision for doubtful accounts	11,238,415	11,831,117
Interest in kind added to promissory notes balance	1,351	170,765
Deferred income tax	(148,539)	(317,006)
Net changes in the fair value of loans receivables at fair value	(984,652)	523,424
Changes in operating assets and liabilities:
Lease receivables	(12,852,307)	(15,655,280)
Loans receivables at fair value	4,599,208	(4,100,819)
Prepaid expenses and other assets	576,689	650,764
Lease merchandise	(10,703,452)	(14,816,328)
Purchase consideration payable related to acquisition	141,275	-
Lease liabilities	(6,032)	(2,511)
Accounts payable	(2,668,765)	(3,165,343)
Accrued payroll and related taxes	254,550	273,946
Accrued expenses	(1,340,486)	(1,405,958)
Net cash provided by/ (used in) operating activities	5,599,339	(7,940,659)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,753,800)	(1,260,755)
Purchases of data costs	(169,082)	(293,055)
Net cash used in investing activities	(1,922,882)	(1,553,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	2,750,000	6,800,000
Repayment of loan payable under credit agreement	(2,575,000)	(1,125,000)
Debt issuance related costs	-	(86,931)
Proceeds from exercise of stock options	1,185	137,057
Proceeds from promissory notes to related parties	-	3,000,000
Principal payment under finance lease obligation	(2,526)	(2,796)
Repayment of purchase consideration payable related to acquisition	(153,938)	-
Repayment of installment loan	-	(2,802)
Net cash provided by financing activities	19,721	8,719,528

INCREASE / (DECREASE) IN CASH and RESTRICTED CASH	3,696,178	(774,941)

CASH and RESTRICTED CASH, beginning of period	6,173,349	5,094,642

CASH and RESTRICTED CASH, end of period	$9,869,527	$4,319,701

Supplemental cash flow information:
Interest paid	$3,867,982	$1,679,296

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc.’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 24, 2023.

The condensed consolidated balance sheet as of December 31, 2022 contained herein has been derived from audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In January 2015, in connection with the Credit Agreement entered in March 2015 (see Note 8), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper Inc, together with its subsidiaries, are hereafter referred to as “FlexShopper.”

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of March 31, 2023 and 2022, the Company had no cash equivalents.

Restricted Cash – The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of March 31, 2023 and March 31, 2022 consists primarily of cash required by our third-party banking partner to cover obligations related to loan participation.

The reconciliation of cash and restricted cash is as follows:

	March 31, 2023	December 31, 2022

Cash	$9,861,646	$6,051,713
Restricted cash	7,881	121,636
Total cash and restricted cash	$9,869,527	$6,173,349

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Lease receivables	$42,499,378	$48,618,843
Allowance for doubtful accounts	(5,345,443)	(13,078,800)
Lease receivables, net	$37,153,935	$35,540,043

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $18,971,772 for the three months ended March 31, 2023, and $17,083,567 for the three months ended March 31, 2022.

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	11,238,415	57,420,480
Accounts written off	(18,971,772)	(72,044,958)
Ending balance	$5,345,443	$13,078,800

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

The net lease merchandise balances consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Lease merchandise at cost	$58,037,072	$62,379,920
Accumulated depreciation and impairment reserve	(31,128,967)	(30,829,479)
Lease merchandise, net	$26,908,105	$31,550,441

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

Net changes in the fair value of loan receivables included in the consolidated statements of operations in the line “loan revenues and fees, net of changes in fair value” was a gain of $984,652 for the three months ended March 31, 2023 and a loss of $523,424 for the three months ended March 31, 2022.

Lease Accounting - The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 Leases (Topic 842). Under Topic 842, lessees are required to recognize leases at the commencement date as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. For more information on leases for which the Company is lessee, refer to Note 4 to the consolidated financial statements. Under the same Topic, lessors are also required to classify leases. All customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. An operating lease with a customer results in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on the lessor’s balance sheet and continues to depreciate. The breakout of lease revenues and fees, net of lessor bad debt expense, that ties to the consolidated statements of operations is shown below:

	Three Months ended March 31,
	2023	2022
Lease billings and accruals	$34,255,083	$39,597,429
Provision for doubtful accounts	(11,238,415)	(11,831,117)
Gain on sale of lease receivables	1,697,490	-
Lease revenues and fees	$24,714,158	$27,766,312

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $70,367 for the three months ended March 31, 2023 and $49,329 for the three months ended March 31, 2022.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $0 for the three months ended March 31, 2023 and $1,274 for the three months ended March 31, 2022.

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

For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $443,059 for the three months ended March 31, 2023 and $769 for the three months ended March 31, 2022.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $1,163,348 and $847,572 for the three months ended March 31, 2023 and 2022, respectively

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,295,814 for the three months ended March 31, 2023 and $984,994 for the three months ended March 31, 2022. Capitalized software amortization expense was $909,344 for the three months ended March 31, 2023 and $621,694 for the three months ended March 31, 2022.

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

Capitalized data costs amounted to $169,082 for the three months ended March 31, 2023 and $293,055 for the three months ended March 31, 2022. Capitalized data costs amortization expense was $219,750 for the three months ended March 31, 2023 and $88,721 for the three months ended March 31, 2022.

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

Basic earnings per common share is computed by dividing net income/(loss) available to common shareholders reduced by any dividends paid or declared on common and participating Series 1 Convertible Preferred Stock by the total of the weighted average number of common shares outstanding during the period.

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	Three Months ended
	March 31,
	2023	2022
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	116,903	116,903
Common Stock Options	3,917,728	3,837,559
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	790,327	790,327
	13,151,068	13,070,899

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	Three Months ended
	March 31,
	2023	2022
Numerator
Net loss	$(230,215)	$(2,380,935)
Series 2 Convertible Preferred Stock dividends	(972,233)	(609,777)
Net loss attributable to common and Series 1 Convertible Preferred Shareholders - Numerator for basic and diluted EPS	$(1,202,448)	$(2,990,712)
Denominator
Weighted average of common shares outstanding- Denominator for basic and diluted EPS	21,751,304	21,547,069
Basic EPS	$(0.06)	(0.14)
Diluted EPS	$(0.06)	(0.14)

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of March 31, 2023 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$29,317,948	$36,508,938
Promissory note related to acquisition	-	-	3,063,771	3,063,771

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2022 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$32,932,504	$42,747,668
Promissory note related to acquisition	-	-	3,158,471	3,158,471

(1)	For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended March 31, 2023 and December 31, 2022:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning balance	$32,932,504	$3,560,108
Purchases of loan participation	184,807	31,216,406
Obligation of loan participation	(8,023)	12,931
Purchase of loan portfolio in Revolution Transaction	-	13,320,326
Loan originations	13,949,469	5,519,303
Interest and fees(1)	5,086,965	16,680,080
Collections	(23,812,426)	(27,816,669)
Net charge off (1)	(5,801,252)	(10,653,751)
Net change in fair value(1)	6,785,904	1,093,770
Ending balance	$29,317,948	$32,932,504

(1)	Included in loan revenues and fees, net of changes in fair value in the consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	0.2%	92.5%	45.7%	2.0%	92.4%	40.8%
Servicing costs	-	-	4.5%	-	-	4.5%
Discount rate	-	-	20.1%	-	-	21.0%

(1)	Figure disclosed as a percentage of outstanding principal balance.
(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of March 31, 2023 and December 31, 2022 concerning loan receivables at fair value are as follows:

	March 31, 2023	December 31, 2022
Aggregate fair value of loan receivables that are 90 days or more past due	$408,738	$203,182
Unpaid principal balance of loan receivables that are 90 days or more past due	1,241,540	1,841,812
Aggregate fair value of loan receivables in non-accrual status	13,758,820	6,947,224

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2023, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.

Reclassifications

Certain prior year/ period balances have been reclassified to conform with the current year/ period presentation. These reclassifications primarily include separating the prepaid expenses, right of use asset and loan revenues and fees, net of changes in fair value as separate line items.

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

As part of the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of March 31, 2023, 19 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Michigan, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,700 per month. These leases are accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Assets
Operating Lease Asset	Right of use asset, net	$1,357,555	$1,395,741
Finance Lease Asset	Right of use asset, net	8,680	10,529
Total Lease Assets		$1,366,235	$1,406,270

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$209,241	$199,535
Finance Lease Liability – current portion	Current Lease Liabilities	8,621	8,466
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,505,830	1,562,022
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	2,338	4,600
Total Lease Liabilities		$1,726,030	$1,774,623

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	5
Finance Leases	13.39%	1

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $97,367 and $97,592 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Three Months ended
	March 31,
	2023	2022
Cash payments for operating leases	$103,368	$100,356
Cash payments for finance leases	2,526	2,796

Below is a summary of undiscounted operating lease liabilities as of March 31, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2023	$314,238
2024	430,134
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,574
Total undiscounted cash flows	2,417,333
Less: interest	(702,262)
Present value of lease liabilities	$1,715,071

Below is a summary of undiscounted finance lease liabilities as of March 31, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2023	$7,180
2024	4,782
Total undiscounted cash flows	11,962
Less: interest	(1,003)
Present value of lease liabilities	$10,959

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2023	December 31, 2022
Furniture, fixtures and vehicle	2-5 years	$395,468	$395,468
Website and internal use software	3 years	21,838,271	20,542,457
Computers and software	3-7 years	4,130,089	3,672,103
		26,363,828	24,610,028
Less: accumulated depreciation and amortization		(17,686,514)	(16,523,166)
		$8,677,314	$8,086,862

Depreciation and amortization expense for property and equipment was $1,163,349 and $847,574 for the three months ended March 31, 2023 and 2022, respectively.

6. INTANGIBLE ASSETS

The following table provides a summary of our intangible assets:

	March 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(29,645)	$1,115
Franchisee contract-based agreements	10 years	12,744,367	(424,811)	12,319,556
Liberty Loan brand	10 years	340,218	(11,340)	328,878
Non-compete agreements	10 years	86,113	(2,872)	83,241
Non contractual customer relationships	5 years	1,952,371	(130,160)	1,822,211
Customer list	3 years	184,825	(20,536)	164,289
		$15,338,654	$(619,364)	$14,719,290

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(28,876)	$1,884
Franchisee contract-based agreements	10 years	12,744,367	(106,203)	12,638,164
Liberty Loan brand	10 years	340,218	(2,835)	337,383
Non-compete agreements	10 years	86,113	(718)	85,395
Non contractual customer relationships	5 years	1,952,371	(32,540)	1,919,831
Customer list	3 years	184,825	(5,133)	179,692
		$15,338,654	$(176,305)	$15,162,349

Depreciation and amortization expense for intangible assets was $443,059 and $0 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following table:

Amortization Expense
2023 (nine months remaining)	$1,327,980
2024	1,769,152
2025	1,748,616
2026	1,707,544
2027	1,675,004
Total	$8,228,296

7. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Executive Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At March 31, 2023, amounts outstanding under the 122 Partners Note bear interest at a rate of 20.94%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, FlexShopper, LLC executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. No other changes were made to the 122 Partners Note. Principal and accrued and unpaid interest outstanding on the 122 Partners Note was $1,017,941 as of March 31, 2023 and $1,017,826 as of December 31, 2022.

Interest paid for the 122 Partner Note was $52,643 and $32,716 for the three months ended March 31, 2023 and 2022, respectively.

Interest expensed for the 122 Partner Note was $51,676 and $62,529 for the three months ended March 31, 2023 and 2022, respectively.

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At March 31, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 20.94%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to such NRNS Note. Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,942,865 as of March 31, 2023 and $10,941,629 as of December 31, 2022.

Interest paid for the NRNS Note was $565,909 and $151,286 for the three months ended March 31, 2023 and 2022, respectively.

Interest expensed for the NRNS Note was $555,522 and $292,238 for the three months ended March 31, 2023 and 2022, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2023	$1,000,000	$210,806
2024	$10,750,000	$-

8. LOAN PAYABLE UNDER CREDIT AGREEMENT

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At March 31, 2023, amounts borrowed bear interest at 15.94%.

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

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at March 31, 2023, follows:

	March 31, 2023
	Required Covenant	Actual Position
Equity Book Value not less than	$16,452,246	$31,226,391
Liquidity greater than	1,500,000	9,861,646
Cash greater than	500,000	9,869,527
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.12

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

The Company borrowed under the Credit Agreement $2,750,000 for the three months ended March 31, 2023, and $6,800,000 for the three months ended March 31, 2022. The Company repaid under the Credit Agreement and $2,575,000 for the three months ended March 31, 2023 and $1,125,000 for the three months ended March 31, 2022.

Interest expense incurred under the Credit Agreement amounted to $3,278,837 for the three months ended March 31, 2023, and $1,551,844 for the three months ended March 31, 2022. The outstanding balance under the Credit Agreement was $81,375,000 as of March 31, 2023 and was $81,200,000 as of December 31, 2022. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $281,884 and $352,252 as of March 31, 2023 and December 31, 2022, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at March 31, 2023.

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

As of March 31, 2023, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of March 31, 2023, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of March 31, 2023 totaled $20,056,609. As of March 31, 2023, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

There was no expense recorded during the three months ended March 31, 2023 and March 31, 2022 related to warrants.

The following table summarizes information about outstanding stock warrants as of March 31, 2023 and December 31, 2022, all of which are exercisable:

Exercise	Common Stock Warrants	Series 2 Preferred Stock Warrants		Weighted Average Remaining Contractual Life
Price	Outstanding	Outstanding		Mar 31, 2023	Dec 31, 2022
$1.25	1,055,184			Less than 1 year	1 year
$1.25	160,000			Less than 1 year	Less than 1 year
$1.34	40,000			Less than 1 year	Less than 1 year
$1.40	40,000			Less than 1 year	Less than 1 year
$1.54	40,000			Less than 1 year	Less than 1 year
$1.62	40,000			Less than 1 year	Less than 1 year
$1.68	40,000			2 years	2 years
$1.69	40,000			Less than 1 year	Less than 1 year
$1.74	40,000			Less than 1 year	Less than 1 year
$1.76	40,000			Less than 1 year	Less than 1 year
$1.91	40,000			Less than 1 year	Less than 1 year
$1.95	40,000			2 years	2 years
$2.00	40,000			Less than 1 year	Less than 1 year
$2.01	40,000			Less than 1 year	Less than 1 year
$2.08	40,000			2 years	2 years
$2.45	40,000			Less than 1 year	Less than 1 year
$2.53	40,000			Less than 1 year	Less than 1 year
$2.57	40,000			2 years	2 years
$2.70	40,000			2 years	3 years
$2.78	40,000			Less than 1 year	Less than 1 year
$2.79	40,000			2 years	2 years
$2.89	40,000			2 years	2 years
$2.93	40,000			Less than 1 year	Less than 1 year
$2.97	40,000			2 years	2 years
$3.09	40,000			2 years	2 years
$3.17	40,000			2 years	2 years
$3.19	40,000			3 years	3 years
$3.27	40,000			2 years	2 years
$1,250		439	*	Less than 1 year	Less than 1 year
	2,255,184	439

(*)	At March 31, 2023 and 2022, these warrants were exercisable into Series 2 Preferred Stock which, in turn, were convertible into 116,903 shares of common stock

10. EQUITY COMPENSATION PLANS

In April 2018, the Company adopted the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). The 2018 Plan replaced the Prior Plans. No new awards will be granted under the Prior Plans; however, awards outstanding under the Prior Plans upon approval of the 2018 Plan remain subject to and will be settled with shares under the applicable Prior Plan.

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. As of March 31, 2023, approximately 495,000 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense include the following components:

	Three Months Ended March 31,
	2023	2022
Stock options	$420,748	$291,283
Performance share units (“PSU”)	-	13,946
Total stock-based compensation	$420,748	$305,229

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statements of operations was $420,748 for the three months ended March 31, 2023 and $305,229 for three months ended March 31, 2022. Unrecognized compensation cost related to non-vested options and PSU at March 31, 2023 amounted to $439,321, which is expected to be recognized over a weighted average period of 2.12 years.

Stock options:

The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Exercise price	$-	$1.54
Expected life	-	6 years
Expected volatility	-	67%
Dividend yield	-	0%
Risk-free interest rate	-	1.95%

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

Activity in stock options for the three months period ended March 31, 2023 and March 31, 2022 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	3,919,228	$1.97		$52,223
Exercised	(1,500)	0.79		345
Outstanding at March 31, 2023	3,917,728	$1.97	6.54	$3,016
Vested and exercisable at March 31, 2023	3,555,094	$1.98	6.47	$3,016

Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	951,944	1.54		-
Exercised	(162,956)	0.84		204,030
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		-
Outstanding at March 31, 2022	3,837,559	$1.98	7.34	$925,306
Vested and exercisable at March 31, 2022	2,508,822	$1.25	6.58	$731,891

The weighted average grant date fair value of options granted during the three month period ended March 31, 2023 and March 31, 2022 was $0 and $0.92 per share respectively.

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

The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made. As of March 31, 2023, the Company determined it was not probable that the minimum performance component would be met and accordingly no expense was recognized in the three months period ended March 31, 2023.

Activity in performance share units for the three months ended March 31, 2023 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2023	790,327	$1.53
Granted	-	-
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at March 31, 2023	790,327	$1.53

11. INCOME TAXES

Effective income tax rates for interim periods are based on the Company’s estimate of the applicable annual income tax rate. The Company’s effective income tax rate varies based upon the estimate of the Company’s annual taxable earnings and the allocation of those taxable earnings across the various states in which we operate. Changes in the annual allocation of the Company’s activity among these jurisdictions results in changes to the effective tax rate utilized to measure the Company’s income tax provision and deferred tax assets and liabilities.

The Company’s effective income tax rate for the three months ended March 31, 2023 was approximately 39%. This was different than the expected federal income tax rate of 21% primarily due to the impact of non-taxable income from non-deductible equity compensation and state income taxes.

During the second quarter of 2022, the Company released the valuation allowance of the Company’s deferred tax asset recorded as of December 31, 2021. The Company had historical cumulative positive pre-tax income plus permanent differences. The realization of the deferred tax asset as of March 31, 2023 is more likely than not based on the Company’s projected taxable income.

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

Employment agreements

Certain executive management entered into employment agreements with the Company. The contracts are for a period between three to five years and renew for three successive one-year terms unless receipt of written notices by the parties. The contracts provide that such management may earn discretionary cash bonuses and equity awards, based on financial performance metrics defined each year by the Compensation Committee of the Company’s Board of Directors. Additionally, under certain termination conditions, such contracts provide for severance payments and other benefits.

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

In consideration for the sale of the Revolution net assets, the Company issued an adjustable promissory note (“Seller Note”) with an initial principal amount of $5,000,000. The Seller Note matures on December 1, 2027, bears interest at 8% per annum and is subject to adjustment based upon the pre-tax net income of the acquired business in 2023. The fair value of the Seller Note as of the acquisition date was $3,421,991. The Seller Note, net of the discount, was $3,063,771 as of March 31, 2023 and $3,158,471 as of December 31, 2022. The Seller Note is included in the Consolidated Balance Sheets in the line Promissory note related to acquisition.

The Revolution Transaction includes the Buyer’s assumption of Revolution’s consumer loan portfolio, related cash and its credit facility (“Revolution Credit Facility”) as this facility is backed by the portfolio acquired. As of March 31, 2023, the Revolution Credit Facility was not yet legally transferred to FlexShopper, so this liability is included in the Consolidated Balance Sheets on the line Purchase consideration payable related to acquisition as the Company was obligated for the outstanding balance as of March 31, 2023 and December 31, 2022.

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

The Company recorded a bargain purchase gain of $14,461,274 related to the Revolution Transaction at acquisition date as the fair value of the net assets acquired exceed the fair value of the purchase price consideration. The Company believes that the most significant reason its management was able to negotiate a bargain purchase was due to the speed with which the seller wanted to close this transaction which resulted in a non-competitive process akin to a forced sale. The strong desire for a prior to year-end closing was for various reasons, including potential credit facility covenant issues and accelerating operating losses after recent regulatory changes.

15. EMPLOYEE BENEFIT PLAN

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $50,161 and $50,617 for the three month period ended March 31, 2023 and March 31, 2022, respectively.

16. SUBSEQUENT EVENTS

Nasdaq Notices

On April 19, 2023, the Company received a notice (the “Notice”) from the Nasdaq Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as a result of not having timely filed its Annual Report on Form 10-K for the period ended December 31, 2022 (the “Form 10-K”), the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of all required periodic financial reports with the Securities and Exchange Commission. The Notice had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market. The Notice provided that the Company must submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1).

On April 25, 2023, the Company received a letter from Nasdaq indicating that based on the April 24, 2023, filing of the Company’s Form 10-K for the year ended December 31, 2022, the Company regained compliance with Nasdaq Listing Rule 5250(c)(1).

On April 21, 2023, the Company received a letter (the “Second Notice”) from The Nasdaq Stock Market notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

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

H. Russell Heiser, Jr. Employment Agreement Amendment

On April 21, 2023, the Company entered into the Amendment No. 1 To Amended and Restated Employment Agreement with H. Russell Heiser. The employment agreement with Mr. Heiser extends for a term expiring on December 31, 2027, and is automatically renewable for three successive one-year terms unless written notice of non-renewal is timely provided by either party. Pursuant to this employment agreement, Mr. Heiser has agreed to devote his full time, attention and efforts to the Company’s business and his duties as Chief Executive Officer of the Company. The employment agreement provides that, effective as of March 20, 2023, Mr. Heiser will receive a base salary at an annual rate of $460,000 for services rendered in such position. Pursuant to a short-term incentive plan approved by the Compensation Committee of our Board, Mr. Heiser may be entitled to receive cash bonuses based on the executive meeting and exceeding performance goals relating to the net revenue and EBITDA of our company. The target cash bonus under the short-term incentive plan is up to 50% of Mr. Heiser’s annual base salary (with a maximum bonus payment of 100% of his base salary).

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

The employment agreement also provides for termination by us upon death or disability of Mr. Heiser (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon cause, which includes willful misconduct, gross negligence, willful failure to perform duties,fraud/embezzlement, willful policy violation or a breach of the employment agreement. In the event the employment agreement is terminated by us without cause or by the executive for good reason, defined as a material breach of the agreement by us, Mr. Heiser will be entitled to one year’s salary and COBRA reimbursement and immediate vesting of any equity which would have otherwise vested in the one year following the termination.

In the event of a termination without cause or resignation for good reason in either case within three months preceding or 12 months following a change of control of our company, Mr. Heiser will receive one year’s salary, his target bonus, 18 months of COBRA reimbursement and immediate vesting of all outstanding unvested (but non forfeited) equity awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2022 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In 2021, we began to market an unsecured, consumer loan product for our bank partner. In the bank partner origination model, applicants who apply and obtain a loan through our online platform are underwritten, approved, and funded by the bank partner. The product provides flexibility for FlexShopper to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s national presence to enable improved credit access to consumers. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partners hold loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. In the three months period ending March 31, 2023, FlexShopper purchased $184,807 in participations, and recognized $1.6 million in interest income.

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Lease receivables	$42,499,378	$48,618,843
Allowance for doubtful accounts	(5,345,443)	(13,078,800)
Lease receivables, net	$37,153,935	$35,540,043

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $18,971,772 for the three months ended March 31, 2023 and $17,083,567 for the three months ended March 31, 2022.

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	11,238,415	57,420,480
Accounts written off	(18,971,772)	(72,044,958)
Ending balance	$5,345,443	$13,078,800

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

Key performance metrics for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$34,255,083	$39,597,429	$(5,342,346)	(13.5)
Provision for doubtful accounts	(11,238,415)	(11,831,117)	592,702	(5.0)
Gain on sale of lease receivables	1,697,490	-	1,697,490
Net lease billing and fees	$24,714,158	$27,766,312	$(3,052,154)	(11.0)
Loan revenues and fees	5,086,965	1,712,348	3,374,617	197.1
Net changes in the fair value of loans receivable	984,652	(523,424)	1,508,076	(288.1)
Net loan revenues	$6,071,617	$1,188,924	$4,882,693	410.7
Total revenues	$30,785,775	$28,955,236	$1,830,539	6.3
Depreciation and impairment of lease merchandise	(15,345,788)	(19,160,611)	3,814,823	(19.9)
Loans origination costs and fees	(1,833,627)	(425,513)	(1,408,114)	330.9
Gross profit	$13,606,360	$9,369,112	$4,237,248	45.2
Gross profit margin	44%	32%

	Three months ended March 31,
	2023	2022	$ Change	%Change
Adjusted EBITDA:
Net loss	$(230,215)	$(2,380,935)	$2,150,720	(90.3)
Income taxes	(148,539)	(859,780)	711,241	(82.7)
Amortization of debt issuance costs	70,367	50,603	19,764	39.1
Amortization of discount on the promissory note related to acquisition	59,239	-	59,239
Other amortization and depreciation	1,826,157	937,062	889,095	94.9
Interest expense	4,401,721	1,907,465	2,494,256	130.8
Stock-based compensation	420,748	305,229	115,519	37.8
Adjusted EBITDA	$6,399,478	$(40,356)	$6,439,834	(15,957.6)

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

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table details operating results for the three months ended March 31, 2023 and 2022:

	2023	2022	$ Change	% Change

Gross lease billings and fees	$34,255,083	$39,597,429	$(5,342,346)	(13.5)
Provision for doubtful accounts	(11,238,415)	(11,831,117)	592,702	(5.0)
Gain on sale of lease receivables	1,697,490	-	1,697,490
Net lease billing and fees	$24,714,158	$27,766,312	$(3,052,154)	(11.0)
Loan revenues and fees	5,086,965	1,712,348	3,374,617	197.1
Net changes in the fair value of loans receivable	984,652	(523,424)	1,508,076	(288.1)
Net loan revenues	$6,071,617	$1,188,924	$4,882,693	410.7
Total revenues	$30,785,775	$28,955,236	$1,830,539	6.3
Depreciation and impairment of lease merchandise	(15,345,788)	(19,160,611)	3,814,823	(19.9)
Loans origination costs and fees	(1,833,627)	(425,513)	(1,408,114)	330.9
Marketing	(1,099,189)	(2,014,115)	914,926	(45.4)
Salaries and benefits	(2,726,890)	(2,964,442)	237,552	(8.0)
Other operating expenses	(5,627,708)	(5,673,202)	45,494	(0.8)
Operating income/(loss)	4,152,573	(1,282,647)	5,435,220	(423.8)
Interest expense	(4,531,327)	(1,958,068)	(2,573,259)	131.4
Income taxes	148,539	859,780	(711,241)	(82.7)
Net loss	$(230,215)	$(2,380,935)	$2,150,720	(90.3)

FlexShopper originated 19,643 gross leases less same day modifications and cancellations with an average origination value of $670 for the three months ended March 31, 2023 compared to 30,611 gross leases less same day modifications and cancellations with an average origination value of $532 for the comparable period last year. Net lease revenues for the three months ended March 31, 2023 were $24,714,158 compared to $27,766,312 for the three months ended March 31, 2022, representing a decrease of $3,052,154 or 11.0%. In 2023, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 33% and 30% for the three months ending March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, FlexShopper sold leases in default that were fully mature for $1,787,046 and paid fees for $89,556 over that sale, which generated a gain on sale of lease receivables of $1,697,490.

Net loan revenues for our bank partner loan model for the three months ended March 31, 2023 were $3,856,306 compared to $1,188,924 for the three months ended March 31, 2022, representing an increase of $2,667,382 or 224.4%. Our bank partner originated 166 loans at an average loan value of $1,125 for the three months ended March 31, 2023 compared to 3,849 loans at an average loan value of $1,282 for the three months ended March 31, 2022. Our bank partner sold to the Company a 95% participation interest for each loan originated in those periods.

Net loan revenues for our state license loan model for the three months ended March 31, 2023 were $2,215,311 with no prior revenue for 2022 as the Company acquired this business at the end of 2022. For the state license loan model, the Company originated 33,801 loans at an average loan value of $414 in the three months ending March 31, 2023.

Depreciation and impairment of lease merchandise for the three months ended March 31, 2023 was $15,345,788 compared to $19,160,611 for the three months ended March 31, 2022, representing a decrease of $3,814,823 or 19.9%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the smaller portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the three months ended March 31, 2023 was $1,833,627 compared to $425,513 for the three months ended March 31, 2022, representing an increase of $1,408,114 or 330.9%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products. The increase is also related to the share of net revenues with franchisees.

Marketing expenses in the three months ended March 31, 2023 were $1,099,189 compared to $2,014,115 in the three months ended March 31, 2022, a decrease of $914,926 or 45.4%. Due to the macroeconomic conditions along with tightening approval rates, the Company has slowed down the marketing expenses.

Salaries and benefits expense in the three months ended March 31, 2023 were $2,726,890 compared to $2,964,442 in the three months ended March 31, 2022, a decrease of $237,552 or 8.0%. Generally, the salary and benefits expense should directionally move with the change in lease and loans originations and the overall size of the portfolios albeit at a slower rate.

Other operating expenses for the three months ended March 31, 2023 and 2022 included the following:

	2023	2022
Amortization and depreciation	$1,826,158	$937,062
Computer and internet expenses	1,143,761	1,168,847
Legal and professional fees	805,774	1,344,715
Merchant bank fees	433,084	492,115
Customer verification expenses	93,109	142,757
Stock-based compensation expense	420,748	305,229
Insurance expense	152,049	155,182
Office and telephone expense	359,214	356,434
Rent expense	292,892	179,279
Advertising and recruiting fees	-	99,664
Travel expense	118,492	228,179
Other	(17,573)	263,739
Total	$5,627,708	$5,673,202

Amortization and depreciation expenses in the three months ended March 31, 2023 were $1,826,157 compared to $937,062 in the three months ended March 31, 2022, representing an increase of $889,095 or 94.9%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of the intangible assets acquired in the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements). The rest of the increase is related to the amortization of capitalized of data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the three months ended March 31, 2023 were $1,143,761 compared to $1,168,847 in the three months ended March 31, 2022, representing a decrease of $25,086 or 2.1%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the company.

Legal and professional fees expenses in the three months ended March 31, 2023 were $805,774 compared to $1,344,715 in the three months ended March 31, 2022, representing a decrease of $538,941 or 40.1%. The change is associated with the decrease in the lease portfolio which reduced the need for off-shore servicing and collection support.

Merchant bank fees expenses in the three months ended March 31, 2023 were $433,084 compared to $492,115 in the three months ended March 31, 2022, representing a decrease of $59,031 or 12.0%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the three months ended March 31, 2023 were $93,109 compared to $142,757 in the three months ended March 31, 2022, representing a decrease of $49,648 or 34.8%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The reduction in marketing expense and the optimization of underwriting and data science costs contributed to the decrease in this expense.

Stock compensation expense in the three months ended March 31, 2023 were $420,748 compared to $305,229 in the three months ended March 31, 2022, representing an increase of $115,519 or 37.8%. With the passing of Richard House, Jr, our former CEO, on March 16, 2023, and according to his employment agreement, the Company vested all his outstanding stock options which contributed to the increase in this expense.

Rent expense in the three months ended March 31, 2023 were $292,892 compared to $179,279 in the three months ended March 31, 2022, representing an increase of $113,613 or 63.4%. The increase is related to the monthly lease expense for the storefronts we acquired in the Revolution Transaction.

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

In 2021, we began to market an unsecured, consumer loan product for our bank partner. In 2022, the marketing of our bank partner’s loans has become a strategic solution that we offer to many of our current customers and through our retailer partners.

In late 2022, FlexShopper purchased the assets of Revolution Financial, Inc.. This purchase facilitated the creation of a direct origination model for consumers in 11 states. In the direct origination model, applicants who apply and obtain a loan through our platform are underwritten, approved, and funded directly by FlexShopper.

To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See the section captioned “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash and restricted cash of $9,869,527 compared to $4,319,701 at the same date in 2022. As of December 31, 2022, the Company had cash and restricted cash of $6,173,349. The increase in cash from December 31, 2022, was primarily due to the cash generated by the portfolio and the reduction in originations.

As of March 31, 2023, the Company had lease receivables of $42,499,378 offset by an allowance for doubtful accounts of $5,345,443, resulting in net accounts receivable of $37,153,935. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of March 31, 2023, the Company had loan receivables of $29,317,948 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using a discounted cash flow models that have been internally developed.

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

The Company borrowed under the Credit Agreement $2,750,000 for three months ended March 31, 2023, and $6,800,000 for three months ended March 31, 2022. The Company repaid under the Credit Agreement $2,575,000 for three months ended March 31, 2023, and $1,125,000 for three months ended March 31, 2022.

Since October 2022, the Company has been entering into Interest Rate Cap Agreements with AXOS bank, a financial institution not related with the Lender of the Credit Agreement. These agreements cap the variable portion (one month SOFR) of the Credit Agreement interest rate to 4%, which reduced the Company’s exposure to additional increases in interest rates.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Executive Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At March 31, 2023, amounts outstanding under the 122 Partners Note bear interest at a rate of 20.94%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On March 31, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, FlexShopper, LLC executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. No other changes were made to the 122 Partners Note. As of March 31, 2023, $1,017,941 of principal and accrued and unpaid interest was outstanding on the 122 Partners Note.

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At March 31, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 20.94%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000. No other changes were made to the NRNS Note. As of March 31, 2023, $10,942,865 of principal and accrued and unpaid interest was outstanding on the NRNS Note.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $5,599,339 for the three months ended March 31, 2023 and was primarily due to the purchases of leased merchandise and the change in lease receivable offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Net cash used in operating activities was $7,940,659 for the three months ended March 31, 2022 was primarily due to the purchases of leased merchandise and the change in lease receivable and accounts payable, partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $1,922,882 comprised of the use of $1,753,800 for the purchase of property and equipment, including capitalized software costs, and $169,082 of data costs.

For the three months ended March 31, 2022, net cash used in investing activities was $1,553,810 comprised of $1,260,755 for the purchase of property and equipment, including capitalized software costs and $293,055 for data costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $19,721 for the three months ended March 31, 2023 primarily due to the funds drawn on the Credit Agreement of $2,750,000 offset by repayments of amounts borrowed under the Credit Agreement of $2,575,000 and repayments of the purchase consideration payable related to the Revolution Transaction.

Net cash provided by financing activities was $8,719,528 for the three months ended March 31, 2022 primarily due to the funds drawn on the Credit Agreement of $6,800,00 as well as $3,000,000 of funds drawn on the Promissory Notes offset by loan repayments on the Credit Agreement of $1,125,000.

Capital Resources and Financial Condition

To date, funds derived from the sale of the Company’s common stock, warrants, Series 1 Convertible Preferred Stock and Series 2 Convertible Preferred Stock, proceeds from promissory notes to related parties and the Company’s ability to borrow funds against the lease and loan portfolio have provided the liquidity and capital resources necessary to fund its operations.

Management believes that liquidity needs for future growth through at least the next 12 months can be met by cash flow from operations generated by the existing portfolio and/or additional borrowings against the Credit Agreement (see Note 8).

Financial Impact of COVID-19 Pandemic

As of May 11, 2023, the Company is not experiencing any material impact from the COVID-19 Pandemic. However, our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future.

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

In connection with our December 31, 2022 financial statements, we identified a material weakness in our internal control over financial reporting. This material weakness was due to a lack of effective controls over certain account analysis and accounting judgments related to the complex and ambiguous concepts associated with business combination accounting. The business combination that led to the material weakness was a unique, one-time transaction, where the initial intangible assets initially identified by the Company were not accurate.

As of March 31, 2023, the material weakness described above was remediated as management of the Company increased the use of external consultants.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2023.

Richard House, Jr., the Company’s former Chief Executive Officer and Principal Executive Officer, passed away on March 16, 2023. H. Russell Heiser, Jr., who was the Chief Financial Officer of the Company, was appointed by the Company’s Board of Directors to become the Chief Executive Officer of the Company effective March 20, 2023. In such capacity, Mr. Heiser has been designated as the Principal Executive Officer, in addition to temporarily also being the Principal Financial and Accounting Officer of the Company.

Other than the remediation of the material weakness and the change in Chief Executive Officer, there were no other changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference).
10.1	Amendment No 4 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023 and incorporated herein by reference).
10.2	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 21, 2023. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2023 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification – Principal Executive and Financial Officer*
32.1	Section 1350 Certification – Principal Executive and Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 11, 2023	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)