Form 10-Q
period 2023-06-30
FlexShopper, Inc.
filed 2023-08-14
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the issuer had a total of 21,752,304 shares of common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,372,699	$6,051,713
Restricted cash	6,285	121,636
Lease receivables, net	39,227,399	35,540,043
Loan receivables at fair value	25,105,046	32,932,504
Prepaid expenses and other assets	3,068,559	3,489,136
Lease merchandise, net	24,597,836	31,550,441
Total current assets	98,377,824	109,685,473

Property and equipment, net	8,830,978	8,086,862
Right of use asset, net	1,324,953	1,406,270
Intangible assets, net	14,276,231	15,162,349
Other assets, net	1,832,175	1,934,728
Deferred tax asset, net	13,471,568	12,013,828
Total assets	$138,113,729	$148,289,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,005,219	$6,511,943
Accrued payroll and related taxes	299,741	310,820
Promissory notes to related parties, including accrued interest	1,207,798	1,209,455
Accrued expenses	2,386,547	3,988,093
Lease liability - current portion	228,358	208,001
Total current liabilities	8,127,663	12,228,312
Loan payable under credit agreement to beneficial shareholder, net of unamortized issuance costs of $211,516 at June 30, 2023 and $352,252 at December 31, 2022	80,943,484	80,847,748
Promissory notes to related parties, net of unamortized issuance costs of $879,348 at June 30, 2023 and $0 at December 31, 2022 and net of current portion	9,870,652	10,750,000
Promissory note related to acquisition, net of discount of $1,046,551 at June 30, 2023 and $1,165,027 at December 31, 2022	3,133,617	3,158,471
Loan payable under Basepoint credit agreement, net of unamortized issuance costs of $112,197 at June 30, 2023	7,300,408	-
Purchase consideration payable related to acquisition	-	8,703,684
Lease liabilities, net of current portion	1,447,788	1,566,622
Total liabilities	110,823,612	117,254,837

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value - authorized 40,000,000 shares, issued and outstanding 21,752,304 shares at June 30, 2023 and 21,750,804 shares at December 31, 2022	2,176	2,176
Additional paid in capital	41,602,734	39,819,420
Accumulated deficit	(37,118,453)	(31,590,583)
Total stockholders’ equity	27,290,117	31,034,673
	$138,113,729	$148,289,510

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenues:
Lease revenues and fees, net	$22,906,843	$30,468,476	$47,621,001	$58,234,788
Loan revenues and fees, net of changes in fair value	1,625,193	6,079,675	7,696,810	7,268,599
Total revenues	24,532,036	36,548,151	55,317,811	65,503,387

Costs and expenses:
Depreciation and impairment of lease merchandise	14,485,417	18,207,305	29,831,205	37,367,916
Loan origination costs and fees	1,655,424	804,228	3,489,051	1,229,741
Marketing	1,488,578	3,770,820	2,587,767	5,784,935
Salaries and benefits	2,976,008	3,014,920	5,702,898	5,979,362
Operating expenses	5,957,932	5,748,286	11,585,640	11,421,488
Total costs and expenses	26,563,359	31,545,559	53,196,561	61,783,442

Operating (loss)/ income	(2,031,323)	5,002,592	2,121,250	3,719,945

Interest expense including amortization of debt issuance costs	(4,568,557)	(2,347,838)	(9,099,884)	(4,305,906)
(Loss)/ income before income taxes	(6,599,880)	2,654,754	(6,978,634)	(585,961)
Benefit from income taxes	1,302,225	11,734,467	1,450,764	12,594,247
Net (loss)/ income	(5,297,655)	14,389,221	(5,527,870)	12,008,286

Dividends on Series 2 Convertible Preferred Shares	(992,493)	(609,777)	(1,964,726)	(1,219,554)
Net (loss)/ income attributable to common and Series 1 Convertible Preferred shareholders	$(6,290,148)	13,779,444	(7,492,596)	10,788,732

Basic and diluted (loss)/ income per common share:
Basic	$(0.22)	$0.63	$(0.34)	$0.49
Diluted	$(0.22)	$0.51	$(0.34)	$0.42

WEIGHTED AVERAGE COMMON SHARES:
Basic	28,923,393	21,605,234	21,751,807	21,576,312
Diluted	28,923,393	27,898,824	21,751,807	28,193,268

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2023 and 2022

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	$39,819,420	$(31,590,583)	$31,034,673
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	420,748	-	420,748
Exercise of stock options into common stock	-	-	-	-	1,500	-	1,185	-	1,185
Net loss	-	-	-	-	-	-	-	(230,215)	(230,215)
Balance, March 31, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	$40,241,353	$(31,820,798)	$31,226,391
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	443,800	-	443,800
Extension of warrants	-	-	-	-	-	-	917,581	-	917,581
Net loss	-	-	-	-	-	-	-	(5,297,655)	(5,297,655)
Balance, June 30, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	$41,602,734	$(37,118,453)	$27,290,117

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	$38,560,117	$(45,222,302)	$16,143,619
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	305,229	-	305,229
Exercise of stock options into common stock	-	-	-	-	162,956	17	137,040	-	137,057
Net loss	-	-	-	-	-	-	-	(2,380,935)	(2,380,935)
Balance, March 31, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,002,386	$(47,603,237)	$14,204,970
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	257,476	-	257,476
Net income	-	-	-	-	-	-	-	14,389,221	14,389,221
Balance, June 30, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,259,862	$(33,214,016)	$28,851,667

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(5,527,870)	$12,008,286
Adjustments to reconcile net (loss)/ income to net cash provided by/ (used in) operating activities:
Depreciation and impairment of lease merchandise	29,831,205	37,367,916
Other depreciation and amortization	3,710,703	2,059,323
Amortization of debt issuance costs	182,174	106,886
Amortization of discount on the promissory note related to acquisition	118,476	-
Compensation expense related to stock-based compensation	864,548	562,705
Provision for doubtful accounts	22,085,828	27,563,993
Interest in kind added to promissory notes balance	-	113,509
Deferred income tax	(1,457,740)	(12,561,074)
Net changes in the fair value of loans receivables at fair value	837,048	(2,457,851)
Changes in operating assets and liabilities:
Lease receivables	(25,773,184)	(34,275,950)
Loans receivables at fair value	6,990,410	(16,516,074)
Prepaid expenses and other assets	412,391	(155,773)
Lease merchandise	(22,878,600)	(32,562,799)
Purchase consideration payable related to acquisition	208,921	-
Lease liabilities	(12,243)	(5,091)
Accounts payable	(2,506,724)	(2,740,017)
Accrued payroll and related taxes	(11,079)	25,656
Accrued expenses	(1,603,202)	1,794,983
Net cash provided by/ (used in) operating activities	5,471,062	(19,671,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(3,114,534)	(2,924,537)
Purchases of data costs	(343,428)	(762,704)
Net cash used in investing activities	(3,457,962)	(3,687,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	2,750,000	17,800,000
Repayment of loan payable under credit agreement	(2,795,000)	(1,125,000)
Repayment of loan payable under Basepoint credit agreement	(1,500,000)	-
Debt issuance related costs	(115,403)	(86,932)
Proceeds from exercise of stock options	1,185	137,057
Proceeds from promissory notes to related parties	-	7,000,000
Principal payment under finance lease obligation	(4,917)	(5,592)
Repayment of purchase consideration payable related to acquisition	(143,330)	-
Repayment of installment loan	-	(5,605)
Net cash provided by/ (used in) financing activities	(1,807,465)	23,713,928

INCREASE IN CASH and RESTRICTED CASH	205,635	355,315

CASH and RESTRICTED CASH, beginning of period	6,173,349	5,094,642

CASH and RESTRICTED CASH, end of period	$6,378,984	$5,449,957

Supplemental cash flow information:
Interest paid	$8,453,511	$3,953,765
Noncash investing and financing activities
Due date extension of warrants	$917,581	$-

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Condensed Consolidated Financial Statements

For the six months ended June 30, 2023 and 2022

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

Certain prior year/period amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of June 30, 2023 and 2022, the Company had no cash equivalents.

Restricted Cash – The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of June 30, 2023 and December 31, 2022 consists primarily of cash required by our third-party banking partner to cover obligations related to loan participation.

The reconciliation of cash and restricted cash is as follows:

	June 30, 2023	December 31, 2022

Cash	$6,372,699	$6,051,713
Restricted cash	6,285	121,636
Total cash and restricted cash	$6,378,984	$6,173,349

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Lease receivables	$41,663,220	$48,618,843
Allowance for doubtful accounts	(2,435,821)	(13,078,800)
Lease receivables, net	$39,227,399	$35,540,043

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $13,757,036 and $32,728,807 for the three and six months ended June 30, 2023, respectively, and $23,719,531 and $40,803,098 for the three and six months ended June 30, 2022, respectively.

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	22,085,828	57,420,480
Accounts written off	(32,728,807)	(72,044,958)
Ending balance	$2,435,821	$13,078,800

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

The net lease merchandise balances consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Lease merchandise at cost	$52,734,813	$62,379,920
Accumulated depreciation and impairment reserve	(28,136,977)	(30,829,479)
Lease merchandise, net	$24,597,836	$31,550,441

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

Net changes in the fair value of loan receivables included in the consolidated statements of operations in the line loan revenues and fees, net of changes in fair value was a loss of $1,252,600 and $837,048 for the three and six months ended June 30, 2023, respectively, and a gain of $2,981,275 and $2,457,851 for the three and six months ended June 30, 2022, respectively.

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

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Lease billings and accruals	$32,501,656	$39,596,845	$66,756,740	$79,194,274
Provision for doubtful accounts	(10,847,413)	(15,732,876)	(22,085,828)	(27,563,993)
Gain on sale of lease receivables	1,252,600	6,604,507	2,950,089	6,604,507
Lease revenues and fees	$22,906,843	$30,468,476	$47,621,001	$58,234,788

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $70,368 and $140,735 for the three and six months ended June 30, 2023, respectively, and $56,283 and $105,612 for the three and six months ended June 30, 2022, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $38,233 and $38,233 for the three and six months ended June 30, 2023, respectively, and $0 and $1,274 for the three and six months ended June 30, 2022, respectively.

Debt issuance costs incurred in conjunction with the Basepoint Credit Agreement entered into on June 7, 2023 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $3,206 and $3,206 for the three and six months ended June 30, 2023, respectively.

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

For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $443,059 and $886,118 for the three and six months ended June 30, 2023, respectively, and $769 and $1,538 for the three and six months ended June 30, 2022, respectively.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $1,207,069 and $2,370,418 for the three and six months ended June 30, 2023, respectively, and $1,000,555 and $1,848,129 for the three and six months ended June 30, 2022, respectively.

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,227,024 and $2,522,838 for the three and six months ended June 30, 2023, respectively, and $1,285,088 and $2,270,082 for the three and six months ended June 30, 2022, respectively. Capitalized software amortization expense was $961,061 and $1,870,405 for the three and six months ended June 30, 2023, respectively, and $683,161 and $1,304,855 for the three and six months ended June 30, 2022, respectively.

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

Capitalized data costs amounted to $174,346 and $343,428 for the three and six months ended June 30, 2023, respectively, and $469,650 and $762,704 for the three and six months ended June 30, 2022, respectively. Capitalized data costs amortization expense was $234,417 and $454,167 for the three and six months ended June 30, 2023, respectively, and $120,938 and $209,659 for the three and six months ended June 30, 2022, respectively.

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	June 30,
	2023	2022
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	-	116,903
Common Stock Options	5,435,572	3,936,083
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	1,250,000	790,327
	15,011,682	13,169,423

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2023 and 2022:

	Six Months ended
	June 30,
	2023	2022
Numerator
Net (loss)/ income	$(5,527,870)	$12,008,286
Series 2 Convertible Preferred Stock dividends	(1,964,726)	(1,219,554)
Net (loss)/ income attributable to common and Series 1 Convertible Preferred Stock	(7,492,596)	10,788,732
Net income attributable to Series 1 Convertible Preferred Stock	-	(124,057)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	12,599
Net (loss)/ income attributable to common shares- Numerator for basic EPS	(7,492,596)	$10,677,274
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	-	1,219,554
Net (loss)/ income attributable to common shares after assumed conversions- Numerator for diluted EPS	(7,492,596)	11,896,828
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,751,807	21,576,312
Effect of dilutive securities:
Series 2 Convertible Preferred Stock	-	5,845,695
Series 1 Convertible Preferred Stock	-	225,231
Common stock options and performance share units	-	355,753
Common stock warrants	-	190,277
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	21,751,807	28,193,268
Basic EPS	$(0.34)	$0.49
Diluted EPS	$(0.34)	$0.42

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2023 and 2022:

	Three Months ended
	June 30,
	2023	2022
Numerator
Net (loss)/ income	$(5,297,655)	$14,389,221
Series 2 Convertible Preferred Stock dividends	(992,493)	(609,777)
Net (loss)/ income attributable to common and Series 1 Convertible Preferred Stock	(6,290,148)	13,779,444
Net income attributable to Series 1 Convertible Preferred Stock	-	(148,457)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	6,291
Net (loss)/ income attributable to common shares- Numerator for basic EPS	(6,290,148)	13,637,278
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	-	609,777
Net (loss)/ income attributable to common shares after assumed conversions – Numerator for diluted EPS	$(6,290,148)	$14,247,055
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	28,923,393	21,605,234
Effect of dilutive securities
Series 2 Convertible Preferred Stock	-	5,845,695
Series 1 Convertible Preferred Stock	-	225,231
Common stock options and performance share units	-	222,664
Common stock warrants	-	-
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator for diluted EPS	28,923,393	27,898,824
Basic EPS	$(0.22)	$0.63
Diluted EPS	$(0.22)	$0.51

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

Fair Value of Financial Instruments – The carrying value of certain financial instruments such as cash, lease receivable, and accounts payable approximate their fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, under Basepoint Credit Agreement and under the promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

The Company utilizes the fair value option on its entire loan receivables portfolio purchased from its bank partner, for the portfolio acquired in the Revolution Transaction (See Note 14), and for the portfolio directly originated.

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of June 30, 2023 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$25,105,046	$46,133,615
Promissory note related to acquisition	-	-	3,133,617	3,133,617

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2022 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$32,932,504	$42,747,668
Promissory note related to acquisition	-	-	3,158,471	3,158,471

(1)	For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, the carrying value of loans payable under Basepoint Credit Agreement, and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended June 30, 2023 and December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance	$32,932,504	$3,560,108
Purchases of loan participation	311,527	31,216,406
Obligation of loan participation	(7,128)	12,931
Purchase of loan portfolio in Revolution Transaction	-	13,320,326
Loan originations	27,923,504	5,519,303
Interest and fees(1)	8,528,767	16,680,080
Collections	(43,747,080)	(27,816,669)
Net charge off (1)	(8,915,014)	(10,653,751)
Net change in fair value(1)	8,077,966	1,093,770
Ending balance	$25,105,046	$32,932,504

(1)	Included in loan revenues and fees, net of changes in fair value in the consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	0.9%	92.5%	50.8%	2.0%	92.4%	40.8%
Servicing costs	-	-	4.9%	-	-	4.5%
Discount rate	-	-	20.1%	-	-	21.0%

(1)	Figure disclosed as a percentage of outstanding principal balance.

(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of June 30, 2023 and December 31, 2022 concerning loan receivables at fair value are as follows:

	June 30, 2023	December 31, 2022
Aggregate fair value of loan receivables that are 90 days or more past due	$15,308,976	$7,147,585
Unpaid principal balance of loan receivables that are 90 days or more past due	37,950,094	19,834,547
Aggregate fair value of loan receivables in non-accrual status	15,159,360	6,947,224

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2023, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.

Reclassifications

Certain prior year/period balances have been reclassified to conform with the current year/period presentation. These reclassifications primarily include separating the prepaid expenses, right of use asset and loan revenues and fees, net of changes in fair value as separate line items.

4. LEASES

Refer to Note 3 to these condensed consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor.

Lease Commitments

In January 2019, FlexShopper entered into a 108-month lease with an option for one additional five-year term for 21,622 square feet of office space in Boca Raton, FL to accommodate FlexShopper’s business and its employees. The monthly rent for this space is approximately $31,500 with annual three percent increases throughout the initial 108-month lease term beginning on the anniversary of the commencement date, which was September 18, 2019.

In September 2021, FlexShopper entered into a 12-month lease for an office space for approximately 18 people at the Battery at SunTrust Park at Georgia, Atlanta mainly to expand the sales team. This lease was renewed for another twelve-month period with a monthly rent of approximately $8,800. This lease is accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

As part of the Revolution Transaction (See Note 14), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of June 30, 2023, 20 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Michigan, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,700 per month. These leases are accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s condensed consolidated balance sheets within the Right of use asset, net, Lease liability- current portion and Lease liabilities net of current portion.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Assets
Operating Lease Asset	Right of use asset, net	$1,318,008	$1,395,741
Finance Lease Asset	Right of use asset, net	6,944	10,529
Total Lease Assets		$1,324,952	$1,406,270

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$219,438	$199,535
Finance Lease Liability – current portion	Current Lease Liabilities	8,920	8,466
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,447,788	1,562,022
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	-	4,600
Total Lease Liabilities		$1,676,146	$1,774,623

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

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs amounted to $97,367 and $194,623 for the three and six months ended June 30, 2023, respectively, and $97,442 and $194,697 for the three and six months ended June 30, 2022, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Six Months ended
	June 30,
	2023	2022
Cash payments for operating leases	$206,736	$200,714
Cash payments for finance leases	4,782	5,592

Below is a summary of undiscounted operating lease liabilities as of June 30, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2023	$210,870
2024	430,134
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,574
Total undiscounted cash flows	2,313,965
Less: interest	(646,739)
Present value of lease liabilities	$1,667,226

Below is a summary of undiscounted finance lease liabilities as of June 30, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2023	$4,782
2024	4,782
Total undiscounted cash flows	9,564
Less: interest	(644)
Present value of lease liabilities	$8,920

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2023	December 31, 2022
Furniture, fixtures and vehicle	2-5 years	$395,468	$395,468
Website and internal use software	3 years	23,065,295	20,542,457
Computers and software	3-7 years	4,263,799	3,672,103
		27,724,562	24,610,028
Less: accumulated depreciation and amortization		(18,893,584)	(16,523,166)
		$8,830,978	$8,086,862

Depreciation and amortization expense for property and equipment was $1,207,069 and $2,370,418 for the three and six months ended June 30, 2023, respectively, and $1,000,555 and $1,848,129 for the three and six months ended June 30, 2022, respectively.

6. INTANGIBLE ASSETS

The following table provides a summary of our intangible assets:

	June 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,414)	$346
Franchisee contract-based agreements	10 years	12,744,367	(743,420)	12,000,947
Liberty Loan brand	10 years	340,218	(19,845)	320,373
Non-compete agreements	10 years	86,113	(5,026)	81,087
Non contractual customer relationships	5 years	1,952,371	(227,780)	1,724,591
Customer list	3 years	184,825	(35,938)	148,887
		$15,338,654	$(1,062,423)	$14,276,231

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(28,876)	$1,884
Franchisee contract-based agreements	10 years	12,744,367	(106,203)	12,638,164
Liberty Loan brand	10 years	340,218	(2,835)	337,383
Non-compete agreements	10 years	86,113	(718)	85,395
Non contractual customer relationships	5 years	1,952,371	(32,540)	1,919,831
Customer list	3 years	184,825	(5,133)	179,692
		$15,338,654	$(176,305)	$15,162,349

Depreciation and amortization expense for intangible assets was $443,059 and $886,118 for the three and six months ended June 30, 2023, respectively, and $769 and $1,538 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following table:

Amortization Expense
2023 (six months remaining)	$884,926
2024	1,769,160
2025	1,764,026
2026	1,707,552
2027	1,675,012
Total	$7,800,676

7. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr. (“Mr. Heiser”), FlexShopper’s Chief Executive Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At June 30, 2023, amounts outstanding under the 122 Partners Note bear interest at a rate of 21.26%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On June 30, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, FlexShopper, LLC executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. No other changes were made to the 122 Partners Note. Principal and accrued and unpaid interest outstanding on the 122 Partners Note was $1,017,685 as of June 30, 2023 and $1,017,826 as of December 31, 2022.

Interest paid for the 122 Partner Note was $53,346 and $105,988 for the three and six months ended June 30, 2023, respectively, and $69,428 and $102,144 for the three and six months ended June 30, 2022, respectively.

Interest expensed for the 122 Partner Note $53,346 and $105,022 for the three and six months ended June 30, 2023, respectively, and $42,462 and $104,991 for the three and six months ended June 30, 2022, respectively.

NRNS Note- FlexShopper LLC (the “Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At June 30, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 21.26%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

On June 29, 2023, the Company, the Borrower, NRNS, Mr. Heiser and PITA Holdings, LLC (“PITA”) entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. In order to induce NRNS to enter into the Amendment, the Company extended the expiration date of certain warrants (See Note 9). The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note. No other changes were made to such NRNS Note.

Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,940,113 as of June 30, 2023 and $10,941,629 as of December 31, 2022.

Interest paid for the NRNS Note was $573,466 and $1,139,375 for the three and six months ended June 30, 2023, respectively, and $382,497 and $533,783 for the three and six months ended June 30, 2022, respectively.

Interest expensed for the NRNS Note was $573,466 and $1,128,987 for the three and six months ended June 30, 2023, respectively, and $352,207 and $644,445 for the three and six months ended June 30, 2022, respectively.

Amounts payable under the promissory notes are as follows:

Debt
2023	$1,207,798
2024	$10,750,000

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At June 30, 2023, amounts borrowed bear interest at 16.26%.

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

On June 7, 2023, pursuant to Amendment No. 17 to the Credit Agreement, the administrative agent and lender consented, on a one-time basis, to the formation of a new subsidiary, Flex TX, LLC, and to the Company’s execution and performance of the Revolution Agreements (as defined below) between the Company and BP Fundco, LLC to incur certain indebtedness and grant a security interest in certain of its assets in connection with (i) a Limited Payment Guaranty (Flex Revolution Loan) between the Company and BP Fundo, LLC and (ii) a Pledge Agreement among the Company, Flex Revolution, LLC and BP Fundco, LLC (collectively, the “Revolution Agreements”). No other changes were made to the Credit Agreement.

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at June 30, 2023, follows:

	June 30, 2023
	Required Covenant	Actual Position
Equity Book Value not less than	$16,452,246	$27,290,117
Liquidity greater than	1,500,000	6,372,699
Cash greater than	500,000	6,378,984
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.80

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

The Company borrowed under the Credit Agreement $0 and $2,750,000 for the three and six months ended June 30, 2023, respectively, and $11,000,000 and $17,800,000 for the three and six months ended June 30, 2022, respectively. The Company repaid under the Credit Agreement and $220,000 and $2,795,000 for the three and six months ended June 30, 2023, respectively, and $0 and $1,125,000 for the three and six months ended June 30, 2022, respectively.

Interest expense incurred under the Credit Agreement amounted to $3,332,686 and $6,611,523 for the three and six months ended June 30, 2023, respectively, and $1,896,146 and $3,447,990 for the three and six months ended June 30, 2022, respectively. The outstanding balance under the Credit Agreement was $81,155,000 as of June 30, 2023 and was $81,200,000 as of December 31, 2022. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $211,516 and $352,252 as of June 30, 2023 and December 31, 2022, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. The Company must repay all borrowed amounts one year after the Commitment Termination Date. Accordingly, all principal is shown as a non-current liability at June 30, 2023.

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

As of June 30, 2023, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of June 30, 2023, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of June 30, 2023 totaled $21,049,102. As of June 30, 2023, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

As the dividends for the Series 2 Preferred Shares have not been declared by the Company’s Board of Directors, there is no dividends accrual reflected in the Company’s Consolidated Financial Statement. The Series 2 Preferred Shares dividends is reflected on the Consolidated Statement of Operations for purposes of determining the net income attributable to common and Series 1 Convertible Preferred shareholders.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock entitles the holder to one vote at all stockholder meetings. The common stock is traded on the Nasdaq Capital Market under the symbol “FPAY.”

Warrants

In connection with the issuance of Series 2 Convertible Preferred Stock in June 2016, the Company issued to the placement agent in such offering warrants exercisable for 439 shares of Series 2 Convertible Preferred Stock at an initial exercise price of $1,250 per share, which expired by their terms seven years after the date of issuance.

In September 2018, the Company issued warrants exercisable for an aggregate 1,055,184 shares of common stock at an exercise price of $1.25 per warrant to Mr. Heiser and NRNS in connection with partial conversions of their promissory notes (the “Conversion Warrants”). The original expiration date of these warrants was September 28, 2023.

From January 2019 to August 2021, the Company issued to PITA Holdings, LLC (“PITA”) Common Stock Purchase Warrants (the “Consulting Warrants”) to purchase up to an aggregate of 1,200,000 shares of the Company’s common stock in connection with that certain Consulting Agreement, dated as of February 19, 2019 (as may be amended from time to time), between the Company and XLR8 Capital Partners LLC (“XLR8”).

PITA, NRNS and XLR8 are affiliates of the Company.

On June 29, 2023, the Company, FlexShopper, LLC, NRNS, Mr. Heiser and PITA entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. In order to induce NRNS to enter into the Amendment, the expiration date of the Conversion Warrants and the expiration date date of 840,000 of the Consulting Warrants was extended 30 months from the original expiration date. The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note.

The expense related to warrants was $917,581 and $917,581 for the three and six months ended June 30, 2023, respectively, and $0 and $0 for the three and six months ended June 30, 2022, respectively.

The following table summarizes information about outstanding stock warrants as of June 30, 2023 and December 31, 2022, all of which are exercisable:

Exercise	Common Stock Warrants	Weighted Average Remaining Contractual Life
Price	Outstanding	June 30, 2023	Dec 31, 2022
$1.25	1,055,184	3 years	1 year
$1.25	160,000	3 years	Less than 1 year
$1.34	40,000	3 years	Less than 1 year
$1.40	40,000	3 years	Less than 1 year
$1.54	40,000	3 years	Less than 1 year
$1.62	40,000	3 years	Less than 1 year
$1.68	40,000	3 years	2 years
$1.69	40,000	3 years	Less than 1 year
$1.74	40,000	3 years	Less than 1 year
$1.76	40,000	3 years	Less than 1 year
$1.91	40,000	3 years	Less than 1 year
$1.95	40,000	3 years	2 years
$2.00	40,000	3 years	Less than 1 year
$2.01	40,000	3 years	Less than 1 year
$2.08	40,000	3 years	2 years
$2.45	40,000	3 years	Less than 1 year
$2.53	40,000	3 years	Less than 1 year
$2.57	40,000	3 years	2 years
$2.70	40,000	2 years	3 years
$2.78	40,000	3 years	Less than 1 year
$2.79	40,000	2 years	2 years
$2.89	40,000	4 years	2 years
$2.93	40,000	3 years	Less than 1 year
$2.97	40,000	2 years	2 years
$3.09	40,000	4 years	2 years
$3.17	40,000	4 years	2 years
$3.19	40,000	2 years	3 years
$3.27	40,000	2 years	2 years
	2,255,184

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

Stock-based compensation expense include the following components:

	Three Months ended June 30,		Six Months ended June 30,
	2023	2022	2023	2022
Stock options	$384,396	$232,824	$805,144	$524,107
Performance share units	59,404	24,652	59,404	38,598
Total stock-based compensation	$443,800	$257,476	$864,548	$562,705

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statements of operations was $443,800 and $864,548 for the three and six months ended June 30, 2023, respectively, and $257,476 and $562,705 for the three and six months ended June 30, 2022, respectively. Unrecognized compensation cost related to non-vested options and PSU at June 30, 2023 amounted to $1,441,170, which is expected to be recognized over a weighted average period of 2.24 years.

Stock options:

The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Six Months ended June 30, 2023	Six Months ended June 30, 2022
Exercise price	$0.79	$1.48
Expected life	6 years	6 years
Expected volatility	96%	68%
Dividend yield	0%	0%
Risk-free interest rate	3.54	2.04%

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

Activity in stock options for the six month periods ended June 30, 2023 and June 30, 2022 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	3,919,228	$1.97		$52,223
Granted	1,517,844	0.79		75
Exercised	(1,500)	0.79		345
Outstanding at June 30, 2023	5,435,572	$1.64	7.27	$1,102,624
Vested and exercisable at June 30, 2023	4,049,004	$1.84	6.66	$580,962

Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	1,050,468	1.48		—
Exercised	(162,956)	.84		204,030
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		—
Outstanding at June 30, 2022	3,936,083	$1.96	7.17	$39,412
Vested and exercisable at June 30, 2022	2,707,122	$2.06	6.58	$39,412

The weighted average grant date fair value of options granted during the six month periods ended June 30, 2023 and June 30, 2022 was $0.60 and $0.89 per share respectively.

Performance Share Units:

On February 10, 2022, and on April 21, 2023, the Compensation Committee of the Board of Directors approved awards of performance share units to certain senior executives of the Company (the “2022 PSU”, and the “2023 PSU”, respectively).

For performance share units, which are settled in stock, the number of shares earned is subject to both performance and time-based vesting. For the performance component, the number of shares earned is determined at the end of the periods based upon achievement of specified performance conditions such as the Company’s Adjusted EBITDA. When the performance criteria are met, the award is earned and vests assuming continued employment through the specified service period(s). Shares are issued from the Company’s 2018 Omnibus Equity Compensation Plan upon vesting. The number of 2023 PSU which could potentially be issued ranges from 0 up to a maximum of 1,250,000 of the target awards depending on the specified terms and conditions of the target award.

The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made. The 2022 PSU were forfeited in April 2023 as the minimum performance component was not achieved. For the 2023 PSU, the Company determined it was probable that the minimum performance component would be met and accordingly commenced amortization in the quarter ended June 30, 2023.

Activity in performance share units for the six months ended June 30, 2023 and June 30, 2022 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2023	790,327	$1.53
Granted	1,250,000	0.78
Forfeited/ unearned	(790,327)	1.53
Vested	—	—
Non- vested at June 30, 2023	1,250,000	$0.78
Non- vested at January 1, 2022	—	$—
Granted	790,327	1.53
Forfeited/ unearned	—	—
Vested	—	—
Non- vested at June 30, 2022	790,327	$1.53

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

The Company’s effective income tax rate for the three months ended June 30, 2023 was approximately 22%. This was different than the expected federal income tax rate of 21% primarily due to the impact of non-taxable income from non-deductible equity compensation and state income taxes.

During the second quarter of 2022, the Company released the valuation allowance of the Company’s deferred tax asset recorded as of December 31, 2021. The Company had historical cumulative positive pre-tax income plus permanent differences. The realization of the deferred tax asset as of June 30, 2023 is more likely than not based on the Company’s projected taxable income.

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

14. REVOLUTION TRANSACTION

On December 3, 2022, Flex Revolution, LLC, a wholly-owned subsidiary of FlexShopper, Inc. (the “Buyer”) closed a transaction (“Revolution Transaction”) pursuant to an Asset Purchase Agreement with Revolution Financial, Inc., a provider of consumer loans and credit products (collectively with certain of its subsidiaries, “Revolution”), under which the Company acquired the material net assets of the Revolution business.

In consideration for the sale of the Revolution net assets, the Company issued an adjustable promissory note (“Seller Note”) with an initial principal amount of $5,000,000. The Seller Note matures on December 1, 2027, bears interest at 8% per annum and is subject to adjustment based upon the pre-tax net income of the acquired business in 2023. The fair value of the Seller Note as of the acquisition date was $3,421,991. The Seller Note, net of the discount, was $3,133,617 as of June 30, 2023 and $3,158,471 as of December 31, 2022. The Seller Note is included in the condensed consolidated balance sheets in the line Promissory note related to acquisition.

The Revolution Transaction includes the Buyer’s assumption of Revolution’s consumer loan portfolio, related cash and its credit facility (“Revolution Credit Facility”) as this facility is backed by the portfolio acquired. As of December 31, 2022, the Revolution Credit Agreement was not legally transferred to FlexShopper, so this liability was included in the condensed consolidated balance sheets on the line Purchase consideration payable related to acquisition as the Company was obligated for the outstanding balance as December 31, 2022. On June 7, 2023, the Revolution Credit Facility was legally transferred to FlexShopper (See Note 15)

The parties to the Asset Purchase Agreement have each made customary representations and warranties in the Asset Purchase Agreement and have agreed to indemnify each other for breaches of such representations and warranties. The Buyer’s primary recourse in the event of a claim is to offset the Seller Note equal to the indemnifiable losses subject to such claim.

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

15. BASEPOINT CREDIT AGREEMENT

On June 7, 2023, the Company, through a wholly owned subsidiary, Flex Revolution, LLC (the “New Borrower”) entered into a Joinder Agreement to a credit agreement (the “Basepoint Credit Agreement”) with Revolution Financial, Inc. (the “Existing Borrower”), the subsidiary guarantors party thereto, the lenders party thereto, the individual guarantor party and BP Fundco, LLC, as administrative agent.

The Existing Borrower with certain of its subsidiaries (collectively, the “Seller”) and Flex Revolution, LLC (the “Buyer”) entered into an Asset Purchase Agreement (See Note 14), pursuant to which the Seller agreed to, among other things, transfer substantially all of its assets to the Buyer.

In the Basepoint Credit Agreement, the New Borrower agreed to become a borrower (the “Borrower”) and a grantor as applicable under the agreement. The Company is a guarantor of the Basepoint Credit Agreement.

The Basepoint Credit Agreement provides for an up to a $20 million credit facility for the origination of consumer loans. The credit facility is backed by eligible principal balance of eligible consumer receivable of the borrower’s portfolio (the “Borrowing Base”). The annual interest rate on loans under the Basepoint Credit Agreement is 13.42%. The principal balance outstanding under the Basepoint Credit Agreement is due on June 7, 2026.

The Basepoint Credit Agreement includes covenants requiring the Borrower and the guarantor to maintain a minimum amount of liquidity that is no less than 5% of the current Borrowing Base and maintain a minimum amount of cash held in the concentration accounts of $200,0000. The tangible net worth of the borrower and the guarantor shall not be less than 10% of the current Borrowing Base and the borrower and the guarantor shall maintain a positive consolidated net income. The terms tangible net worth and positive consolidated net income for the purpose of calculating the covenants under the Basepoint Credit Agreement are defined in the agreement. The Company is in compliance with Basepoint Credit Agreement covenants as of June 30, 2023.

The Basepoint Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Basepoint Credit Agreement, breaches of representations, warranties or certifications made by or on behalf of the borrower in the Basepoint Credit Agreement and related documents (including certain covenants), deficiencies in the Borrowing Base, certain judgments against the borrower and bankruptcy events.

Interest expense incurred under the Basepoint Credit Agreement amounted to $289,574 and $592,014 for the three and six months ended June 30, 2023, respectively. The outstanding balance under the Basepoint Credit Agreement was $7,412,605 as of June 30, 2023. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $112,197 as of June 30, 2023. Interest is payable weekly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at June 30, 2023.

16. EMPLOYEE BENEFIT PLAN

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $36,601and $86,762 for the three and six months ended June 30, 2023, respectively, and $30,756 and $81,373 for the three and six months ended June 30, 2022, respectively.

17. SHARE REPURCHASE PROGRAM

On May 17, 2023, the Board of Directors authorized a share repurchase program to acquire up to $2 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 18 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock.

As of August 14, 2023, the Company didn’t repurchase common stock under this program.

18. NASDAQ NOTICES

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

On April 21, 2023, the Company received a letter (the “Second Notice”) from The Nasdaq Stock Market notifying the Company that, because the closing bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days, it no longer complied with the $1.00 per share minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on The Nasdaq Capital Market.

On May 31, 2023, the Company received a letter (the “Compliance Notice”) from Nasdaq notifying the Company that the Listing Qualifications Department (the “Staff”) of Nasdaq has determined that for the last 11 consecutive business days, from May 16, 2023 through May 31, 2023, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with the Minimum Bid Price Requirement, and the Staff has determined that this matter is now closed.

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

In 2021, we began to market an unsecured, consumer loan product for our bank partner. In the bank partner origination model, applicants who apply and obtain a loan through our online platform are underwritten, approved, and funded by the bank partner. The product provides flexibility for FlexShopper to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s national presence to enable improved credit access to consumers. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partners hold loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. In the six and three months period ending June 30, 2023, FlexShopper purchased $126,720 and $311,527 respectively in participations, and recognized $2.2 and $0.6 million, respectively, in interest income.

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Lease receivables	$41,663,220	$48,618,843
Allowance for doubtful accounts	(2,435,821)	(13,078,800)
Lease receivables, net	$39,227,399	$35,540,043

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $13,757,036 and $32,728,807 for the three and six months ended June 30, 2023, respectively, and $23,719,531 and $40,803,098 for the three and six months ended June 30, 2022, respectively.

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	22,085,828	57,420,480
Accounts written off	(32,728,807)	(72,044,958)
Ending balance	$2,435,821	$13,078,800

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

Key performance metrics for the three months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,
	2023	2022	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$32,501,656	$39,596,845	$(7,095,189)	(17.9)
Provision for doubtful accounts	(10,847,413)	(15,732,876)	4,885,463	(31.1)
Gain on sale of lease receivables	1,252,600	6,604,507	(5,351,907)	(81.0)
Net lease billing and fees	$22,906,843	$30,468,476	$(7,561,633)	(24.8)
Loan revenues and fees	3,446,893	3,098,400	348,493	11.2
Net changes in the fair value of loans receivable	(1,821,700)	2,981,275	(4,802,975)	(161.1)
Net loan revenues	$1,625,193	$6,079,675	$(4,454,482)	(73.3)
Total revenues	$24,532,036	$36,548,151	$(12,016,115)	(32.9)
Depreciation and impairment of lease merchandise	(14,485,417)	(18,207,305)	3,721,888	(20.4)
Loans origination costs and fees	(1,655,424)	(804,228)	(851,196)	105.8
Gross profit	$8,391,195	$17,536,618	$(9,145,423)	(52.2)
Gross profit margin	34%	48%

	Three months ended June 30,
	2023	2022	$ Change	% Change
Adjusted EBITDA:
Net (loss)/ income	$(5,297,655)	$14,389,221	$(19,686,876)	(136.8)
Income taxes	(1,302,225)	(11,734,467)	10,432,242	(88.9)
Amortization of debt issuance costs	111,807	56,283	55,524	98.7
Amortization of discount on the promissory note related to acquisition	59,238	—	59,238
Other amortization and depreciation	1,884,544	1,122,263	762,281	67.9
Interest expense	4,397,513	2,291,555	2,105,958	91.9
Stock-based compensation	443,800	257,476	186,324	72.4
Adjusted EBITDA	$297,022	$6,382,331	$(6,085,309)	(95.3)

Key performance metrics for the six months ended June 30, 2023 and 2022 are as follows:

	Six months ended June 30,
	2023	2022	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$66,756,740	$79,194,274	$(12,437,534)	(15.7)
Provision for doubtful accounts	(22,085,828)	(27,563,993)	5,478,165	(19.9)
Gain on sale of lease receivables	2,950,089	6,604,507	(3,654,418)	(55.3)
Net lease billing and fees	$47,621,001	$58,234,788	$(10,613,787)	(18.2)
Loan revenues and fees	8,533,858	4,810,748	3,723,110	77.4
Net changes in the fair value of loans receivable	(837,048)	2,457,851	(3,294,899)	(134.1)
Net loan revenues	$7,696,810	$7,268,599	$428,211	5.9
Total revenues	$55,317,811	$65,503,387	$(10,185,576)	(15.5)
Depreciation and impairment of lease merchandise	(29,831,205)	(37,367,916)	7,536,711	(20.2)
Loans origination costs and fees	(3,489,051)	(1,229,741)	(2,259,310)	183.7
Gross profit	$21,997,555	$26,905,730	$(4,908,175)	(18.2)
Gross profit margin	40%	41%

	Six months ended June 30,
	2023	2022	$ Change	% Change
Adjusted EBITDA:
Net (loss)/ income	$(5,527,870)	$12,008,286	$(17,536,156)	(146.0)
Income taxes	(1,450,764)	(12,594,247)	11,143,483	(88.5)
Amortization of debt issuance costs	182,174	106,886	75,288	70.4
Amortization of discount on the promissory note related to acquisition	118,476	—	118,174
Other amortization and depreciation	3,710,703	2,059,323	1,651,380	80.2
Interest expense	8,799,234	4,199,020	4,600,214	109.6
Stock-based compensation	864,548	562,705	301,843	53.6
Adjusted EBITDA	$6,696,501	$6,341,973	$354,226	5.6

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table details operating results for the three months ended June 30, 2023 and 2022:

	2023	2022	$ Change	% Change

Gross lease billings and fees	$32,501,656	$39,596,845	$(7,095,189)	(17.9)
Provision for doubtful accounts	(10,847,413)	(15,732,876)	4,885,463	(31.1)
Gain on sale of lease receivables	1,252,600	6,604,507	(5,351,907)	(81.0)
Net lease billing and fees	$22,906,843	$30,468,476	$(7,561,633)	(24.8)
Loan revenues and fees	3,446,893	3,098,400	348,493	11.2
Net changes in the fair value of loans receivable	(1,821,700)	2,981,275	(4,802,975)	(161.1)
Net loan revenues	$1,625,193	$6,079,675	$(4,454,482)	(73.3)
Total revenues	$24,532,036	$36,548,151	$(12,016,115)	(32.9)
Depreciation and impairment of lease merchandise	(14,485,417)	(18,207,305)	3,721,888	(20.4)
Loans origination costs and fees	(1,655,424)	(804,228)	(851,196)	105.8
Marketing	(1,488,578)	(3,770,820)	2,282,242	(60.5)
Salaries and benefits	(2,976,008)	(3,014,920)	38,912	(1.3)
Other operating expenses	(5,957,932)	(5,748,286)	(209,646)	3.6
Operating income/(loss)	(2,031,323)	5,002,592	(7,033,915)	(140.6)
Interest expense	(4,568,557)	(2,347,838)	(2,220,719)	94.6
Income taxes	1,302,225	11,734,467	(10,432,242)	(88.9)
Net (loss)/ income	$(5,297,655)	$14,389,221	$(19,686,876)	(136.8)

FlexShopper originated 20,070 gross leases less same day modifications and cancellations with an average origination value of $668 for the three months ended June 30, 2023 compared to 34,312 gross leases less same day modifications and cancellations with an average origination value of $579 for the comparable period last year. Net lease revenues for the three months ended June 30, 2023 were $22,906,843 compared to $30,468,476 for the three months ended June 30, 2022, representing a decrease of $7,561,633 or 24.8%. In 2023, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 33% and 40% for the three months ending June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, FlexShopper sold leases in default that were fully mature for $1,318,672 and paid fees for $66,072 over that sale, which generated a gain on sale of lease receivables of $1,252,600. For the three months ended June 30, 2022, FlexShopper sold leases in default that were fully mature for $6,929,841 and paid fees for $325,334 over that sale, which generated a gain on sale of lease receivables of $6,604,507.

Net loan revenues for our bank partner loan model for the three months ended June 30, 2023 were a loss of $869,851 compared to a gain of $6,079,675 for the three months ended June 30, 2022, representing a decrease of $6,949,526 or 114%. Our bank partner originated 132 loans at an average loan value of $1,018 for the three months ended June 30, 2023 compared to 10,986 loans at an average loan value of $1,177 for the three months ended June 30, 2022. Our bank partner sold to the Company a 95% participation interest for each loan originated in those periods.

Net loan revenues for our state license loan model for the three months ended June 30, 2023 were $2,495,044 with no prior revenue for 2022 as the Company acquired this business at the end of 2022. For the state license loan model, the Company originated 34,015 loans at an average loan value of $412 in the three months ending June 30, 2023.

Depreciation and impairment of lease merchandise for the three months ended June 30, 2023 was $14,485,417 compared to $18,207,305 for the three months ended June 30, 2022, representing a decrease of $3,721,888 or 20.4%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the smaller portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the three months ended June 30, 2023 was $1,655,424 compared to $804,228 for the three months ended June 30, 2022, representing an increase of $851,196 or 105.8%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products. The increase is also related to the share of net revenues with franchisees.

Marketing expenses in the three months ended June 30, 2023 were $1,488,578 compared to $3,770,820 in the three months ended June 30, 2022, a decrease of $2,282,242 or 60.5%. Due to the macroeconomic conditions along with tightening approval rates, the Company has slowed down the marketing expenses.

Salaries and benefits expense in the three months ended June 30, 2023 were $2,976,008 compared to $3,014,920 in the three months ended June 30, 2022, an increase of $38,912 or 1.3%. Generally, the salary and benefits expense should directionally move with the change in lease and loans originations and the overall size of the portfolios albeit at a slower rate.

Other operating expenses for the three months ended June 30, 2023 and 2022 included the following:

	2023	2022
Amortization and depreciation	$1,884,545	$1,122,263
Computer and internet expenses	1,149,292	1,170,731
Legal and professional fees	672,742	1,180,336
Merchant bank fees	413,603	422,757
Customer verification expenses	94,104	249,737
Stock-based compensation expense	443,800	257,476
Insurance expense	156,728	152,555
Office and telephone expense	324,846	365,610
Rent expense	307,211	160,184
Advertising and recruiting fees	14,622	333,970
Travel expense	120,056	157,847
Other	376,383	174,820
Total	$5,957,932	$5,748,286

Amortization and depreciation expenses in the three months ended June 30, 2023 were $1,884,545 compared to $1,122,263 in the three months ended June 30, 2022, representing an increase of $762,282 or 68%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of the intangible assets acquired in the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements). The rest of the increase is related to the amortization of capitalized of data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the three months ended June 30, 2023 were $1,149,292 compared to $1,170,731 in the three months ended June 30, 2022, representing a decrease of $21,439 or 2%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the Company.

Legal and professional fees expenses in the three months ended June 30, 2023 were $672,742 compared to $1,180,336 in the three months ended June 30, 2022, representing a decrease of $507,594 or 43%. The change is associated with the decrease in the lease portfolio which reduced the need for off-shore servicing and collection support.

Merchant bank fees expenses in the three months ended June 30, 2023 were $413,603 compared to $422,757 in the three months ended June 30, 2022, representing a decrease of $9,154 or 2%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the three months ended June 30, 2023 were $94,104 compared to $249,737 in the three months ended June 30, 2022, representing a decrease of $155,633 or 62%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The reduction in marketing expense and the optimization of underwriting and data science costs contributed to the decrease in this expense.

Stock compensation expense in the three months ended June 30, 2023 were $443,800 compared to 257,476 in the three months ended June 30, 2022, representing an increase of $186,324 or 72%. With the passing of Richard House, Jr, our former CEO, on March 16, 2023, and according to his employment agreement, the Company vested all his outstanding stock options which contributed to the increase in this expense.

Rent expense in the three months ended June 30, 2023 were $307,211 compared to $160,184 in the three months ended June 30, 2022, representing an increase of $147,027 or 92%. The increase is related to the monthly lease expense for the storefronts we acquired in the Revolution Transaction.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table details operating results for the six months ended June 30, 2023 and 2022:

	2023	2022	$ Change	% Change

Gross lease billings and fees	$66,756,740	$79,194,274	$(12,437,534)	(15.7)
Provision for doubtful accounts	(22,085,828)	(27,563,993)	5,478,165	(19.9)
Gain on sale of lease receivables	2,950,089	6,604,507	(3,654,418)	(55.3)
Net lease billing and fees	$47,621,001	$58,234,788	$(10,613,787)	(18.2)
Loan revenues and fees	8,533,858	4,810,748	3,723,110	77.4
Net changes in the fair value of loans receivable	(837,048)	2,457,851	(3,294,899)	(134.1)
Net loan revenues	$7,696,810	$7,268,599	$428,211	5.9
Total revenues	$55,317,811	$65,503,387	$(10,185,576)	(15.5)
Depreciation and impairment of lease merchandise	(29,831,205)	(37,367,916)	7,536,711	(20.2)
Loans origination costs and fees	(3,489,051)	(1,229,741)	(2,259,310)	183.7
Marketing	(2,587,767)	(5,784,935)	3,197,168	(55.3)
Salaries and benefits	(5,702,898)	(5,979,362)	276,464	(4.6)
Other operating expenses	(11,585,640)	(11,421,488)	(164,152)	1.4
Operating income/(loss)	2,121,250	3,719,945	(1,598,695)	(43.0)
Interest expense	(9,099,884)	(4,305,906)	(4,793,978)	111.3
Income taxes	1,450,764	12,594,247	(11,143,483)	(88.5)
Net (loss)/ income	$(5,527,870)	$12,008,286	$(17,536,156)	(146.0)

FlexShopper originated 39,713 gross leases less same day modifications and cancellations with an average origination value of $669 for the six months ended June 30, 2023 compared to 64,923 gross leases less same day modifications and cancellations with an average origination value of $557 for the comparable period last year. Net lease revenues for the six months ended June 30, 2023 were $47,621,001 compared to $58,234,788 for the six months ended June 30, 2022, representing a decrease of $10,613,787 or 18.2%. In 2023, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 33% and 35% for the six months ending June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, FlexShopper sold leases in default that were fully mature for $3,105,717 and paid fees for $155,628 over that sale, which generated a gain on sale of lease receivables of $2,950,089. For the six months ended June 30, 2022, FlexShopper sold leases in default that were fully mature for $6,929,841 and paid fees for $325,334 over that sale, which generated a gain on sale of lease receivables of 6,604,507.

Net loan revenues for our bank partner loan model for the six months ended June 30, 2023 were $2,986,455 compared to $7,268,599 for the six months ended June 30, 2022, representing a decrease of $4,282,144 or 59%. Our bank partner originated 298 loans at an average loan value of $1,077 for the six months ended June 30, 2023 compared to 14,834 loans at an average loan value of $1,204 for the six months ended June 30, 2022. Our bank partner sold to the Company a 95% participation interest for each loan originated in those periods.

Net loan revenues for our state license loan model for the six months ended June 30, 2023 were $4,710,355 with no prior revenue for 2022 as the Company acquired this business at the end of 2022. For the state license loan model, the Company originated 67,381 loans at an average loan value of $412 in the six months ending June 30, 2023.

Depreciation and impairment of lease merchandise for the six months ended June 30, 2023 was $29.831,205 compared to $37,367,916 for the six months ended June 30, 2022, representing a decrease of $7,536,711 or 20%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the smaller portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the six months ended June 30, 2023 was $3,489,051 compared to $1,229,741 for the six months ended June 30, 2022, representing an increase of $2,259,310 or 184%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products. The increase is also related to the share of net revenues with franchisees.

Marketing expenses in the six months ended June 30, 2023 were $2,587,767 compared to $5,784,935 in the six months ended June 30, 2022, a decrease of $3,197,168 or 55%. Due to the macroeconomic conditions along with tightening approval rates, the Company has slowed down the marketing expenses.

Salaries and benefits expense in the six months ended June 30, 2023 were $5,702,898 compared to $5,979,362 in the six months ended June 30, 2022, a decrease of $276,464 or 5%. Generally, the salary and benefits expense should directionally move with the change in lease and loans originations and the overall size of the portfolios albeit at a slower rate.

Other operating expenses for the six months ended June 30, 2023 and 2022 included the following:

	2023	2022
Amortization and depreciation	$3,710,703	$2,059,326
Computer and internet expenses	2,293,053	2,339,578
Legal and professional fees	1,478,516	2,525,051
Merchant bank fees	846,687	914,872
Customer verification expenses	187,212	392,494
Stock-based compensation expense	864,549	562,705
Insurance expense	308,778	307,737
Office and telephone expense	684,060	722,045
Rent expense	600,103	339,464
Advertising and recruiting fees	14,622	433,635
Travel expense	238,547	308,814
Other	358,810	515,767
Total	$11,585,640	$11,421,488

Amortization and depreciation expenses in the six months ended June 30, 2023 were $3,710,703 compared to $2,059,326 in the six months ended June 30, 2022, representing an increase of $1,651,377 or 80%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of the intangible assets acquired in the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements). The rest of the increase is related to the amortization of capitalized of data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the six months ended June 30, 2023 were $2,293,053 compared to $2,339,578 in the six months ended June 30, 2022, representing a decrease of $46,525 or 2%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the Company.

Legal and professional fees expenses in the six months ended June 30, 2023 were $1,478,516 compared to $2,525,051 in the six months ended June 30, 2022, representing a decrease of $1,046,535 or 41%. The change is associated with the decrease in the lease portfolio which reduced the need for off-shore servicing and collection support.

Merchant bank fees expenses in the six months ended June 30, 2023 were $846,687 compared to $914,872 in the six months ended June 30, 2022, representing a decrease of $68,185 or 7%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the six months ended June 30, 2023 were $187,212 compared to $392,494 in the six months ended June 30, 2022, representing a decrease of $205,282 or 52%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The reduction in marketing expense and the optimization of underwriting and data science costs contributed to the decrease in this expense.

Stock compensation expense in the six months ended June 30, 2023 were $864,549 compared to $562,705 in the six months ended June 30, 2022, representing an increase of $301,844 or 54%. With the passing of Richard House, Jr, our former CEO, on March 16, 2023, and according to his employment agreement, the Company vested all his outstanding stock options which contributed to the increase in this expense.

Rent expense in the six months ended June 30, 2023 were $600,103 compared to $339,464 in the six months ended June 30, 2022, representing an increase of $260,639 or 77%. The increase is related to the monthly lease expense for the storefronts we acquired in the Revolution Transaction.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash and restricted cash of $6,378,984 compared to $4,988,308 at the same date in 2022. As of December 31, 2022, the Company had cash and restricted cash of $6,173,349. The increase in cash from December 31, 2022, was primarily due to the cash generated by the portfolio and the reduction in originations.

As of June 30, 2023, the Company had lease receivables of $41,663,220 offset by an allowance for doubtful accounts of $2,435,821, resulting in net accounts receivable of $39,227,399. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of June 30, 2023, the Company had loan receivables of $25,105,046 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using a discounted cash flow models that have been internally developed.

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

On October 21, 2022, pursuant to Amendment No. 16 to the Credit Agreement, the Commitment Amount was increased to be up to $110,000,000. This amendment also replaced LIBOR references in the Credit Agreement with SOFR (Secured Overnight Financing Rate), as the basis for our interest payments under the Credit Agreement. No other changes were made to the Credit Agreement.

On June 7, 2023, pursuant to Amendment No. 17 to the Credit Agreement, the administrative agent and lender consented, on a one-time basis, to the formation of a new subsidiary, Flex TX, LLC, and to the Company’s execution and performance of the Revolution Agreements between the Company and BP Fundco, LLC to incur certain indebtedness and grant a security interest in certain of its assets in connection with (i) a Limited Payment Guaranty (Flex Revolution Loan) between the Company and BP Fundo, LLC and (ii) a Pledge Agreement among the Company, Flex Revolution, LLC and BP Fundco, LLC (collectively, the “Revolution Agreements”). No other changes were made to the Credit Agreement.

The Company borrowed under the Credit Agreement $0 and $2,750,000 for the three and six months ended June 30, 2023, respectively, and $11,000,000 and $17,800,000 for the three and six months ended June 30, 2022, respectively. The Company repaid under the Credit Agreement and $220,000 and $2,795,000 for the three and six months ended June 30, 2023, respectively, and $0 and $1,125,000 for the three and six months ended June 30, 2022, respectively.

Since October 2022, the Company has been entering into Interest Rate Cap Agreements with AXOS bank, a financial institution not related with the Lender of the Credit Agreement. These agreements cap the variable portion (one month SOFR) of the Credit Agreement interest rate to 4%, which reduced the Company’s exposure to additional increases in interest rates.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which FlexShopper, LLC issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Executive Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the borrower on April 30, 2020 and the borrower can prepay principal and interest at any time without penalty. At June 30, 2023, amounts outstanding under the 122 Partners Note bear interest at a rate of 20.94%. Obligations under the 122 Partners Note are subordinated to obligations under the Credit Agreement. The 122 Partners Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note are secured by substantially all of the Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, FlexShopper, LLC executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On June 30, 2022, FlexShopper, LLC executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, FlexShopper, LLC executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. No other changes were made to the 122 Partners Note. As of June 30, 2023, $1,017,685 of principal and accrued and unpaid interest was outstanding on the 122 Partners Note.

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At June 30, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 20.94%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

On June 29, 2023, the Company, the Borrower, NRNS, Mr. Heiser and PITA Holdings, LLC (“PITA”) entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. In order to induce NRNS to enter into the Amendment, the Company extended the expiration date of certain warrants (See Note 9). The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note. No other changes were made to such NRNS Note.

Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,940,113 as of June 30, 2023.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $5,471,062 for the six months ended June 30, 2023 and was primarily due to the purchases of leased merchandise and the change in lease receivable offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Net cash used in operating activities was $19,671,372 for the six months ended June 30, 2022 was primarily due to the purchases of leased merchandise, participation in loans and the change in lease receivable partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $3,457,962 comprised of the use of $3,114,534 for the purchase of property and equipment, including capitalized software costs, and $343,428 of data costs.

For the six months ended June 30, 2022, net cash used in investing activities was $3,687,241comprised of $2,924,537 for the purchase of property and equipment, including capitalized software costs, and $762,704 of data costs.

Cash Flows from Financing Activities

Net cash used by financing activities was $1,807,465 for the six months ended June 30, 2023 primarily due to the funds drawn on the Credit Agreement of $2,795,000 and the repayment of Basepoint credit agreement of $1,500,000 offset by repayments of amounts borrowed under the Credit Agreement of $2,750,000 and repayments of the purchase consideration payable related to the Revolution Transaction.

Net cash provided by financing activities was $23,713,928 for the six months ended June 30, 2022 due to $17,800,000 of funds drawn on the Credit Agreement and $7,000,000 of proceeds from Promissory Notes partially offset by loan repayments on the Credit Agreement of $1,125,000.

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

Financial Impact of COVID-19 Pandemic

As of August 14, 2023, the Company is not experiencing any material impact from the COVID-19 Pandemic. However, our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future.

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

As of June 30, 2023, the material weakness described above was remediated as management of the Company increased the use of external consultants.

The Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2023.

Richard House, Jr., the Company’s former Chief Executive Officer and Principal Executive Officer, passed away on March 16, 2023. H. Russell Heiser, Jr., who was the Chief Financial Officer of the Company, was appointed by the Company’s Board of Directors to become the Chief Executive Officer of the Company effective March 20, 2023. In such capacity, Mr. Heiser has been designated as the Principal Executive Officer, in addition to also being the Principal Financial and Accounting Officer of the Company.

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
10.1

Amendment No. 1 to Amended and Restated Employment Agreement, dated April 21, 2023 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2023 and incorporated herein by reference).

10.2	Amendment No. 17 to Credit Agreement, dated as of June 5, 2023, between FlexShopper 2, LLC, as borrower, and Powerscourt Investment 32 LP, as administrative agent and lender (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2023 and incorporated herein by reference).
10.3	Joinder Agreement, Consent, Waiver and Second Amendment to Credit Agreement, dated as of June 7, 2023, between Revolution Financial,Inc., as existing borrower, and Flex Revolution, LLC, as the new borrower, the subsidiary guarantors party hereto, the lenders party thereto, the individual guarantor party hereto, and BP Fundco, LLC, as administrate agent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2023 and incorporated herein by reference).
10.4	Amendment to Subordinated Debt and Warrants to Purchase Common Stock, dated as of June 29, 2023, between FlexShopper, Inc.,FlexShopper, LLC and NRNS Capital Holdings LLC and, for purposes of the warrants only, Harold R. Heiser and PITA Holdings, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification – Principal Executive and Financial Officer*
32.1	Section 1350 Certification – Principal Executive and Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: August 14, 2023	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)