Form 10-Q
period 2023-09-30
FlexShopper, Inc.
filed 2023-11-14
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the issuer had a total of 21,651,529 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	general economic conditions, including inflation, rising interest rates, and other adverse macro-economic conditions;

●	the impact of deteriorating macro-economic environment, including bank defaults and closures on our customer’s ability to make the payment they owe our business and on our proprietary algorithms and decisioning tools used in approving customer to be indicative of customer’s ability to perform;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to compete in a highly competitive industry;

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our relationship with the bank partner that originate the loans in the bank partner loan model;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	our ability to attract and retain key executives and employees; the business and financial impact of the COVID-19 pandemic;

●	our ability to realize the deferred tax asset; and

●	the other risks and uncertainties described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,732,483	$6,051,713
Restricted cash	5,326	121,636
Lease receivables, net	41,421,040	35,540,043
Loan receivables at fair value	31,679,882	32,932,504
Prepaid expenses and other assets	2,839,591	3,489,136
Lease merchandise, net	23,596,608	31,550,441
Total current assets	105,274,930	109,685,473

Property and equipment, net	9,011,047	8,086,862
Right of use asset, net	1,281,918	1,406,270
Intangible assets, net	13,833,595	15,162,349
Other assets, net	1,809,511	1,934,728
Deferred tax asset, net	13,206,051	12,013,828
Total assets	$144,417,052	$148,289,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,010,544	$6,511,943
Accrued payroll and related taxes	603,838	310,820
Promissory notes to related parties, including accrued interest	192,009	1,209,455
Accrued expenses	2,834,954	3,988,093
Lease liability - current portion	236,628	208,001
Total current liabilities	7,877,973	12,228,312
Loan payable under credit agreement to beneficial shareholder, net of unamortized issuance costs of $141,148 at September 30, 2023 and $352,252 at December 31, 2022	86,063,852	80,847,748
Promissory notes to related parties, net of unamortized issuance costs of $764,651 at September 30, 2023 and $0 at December 31, 2022 and net of current portion	9,985,349	10,750,000
Promissory note related to acquisition, net of discount of $987,313 at September 30, 2023 and $1,165,027 at December 31, 2022	3,191,272	3,158,471
Loan payable under Basepoint credit agreement, net of unamortized issuance costs of $102,580 at September 30, 2023	7,310,025	-
Purchase consideration payable related to acquisition	-	8,703,684
Lease liabilities, net of current portion	1,386,769	1,566,622
Total liabilities	115,815,240	117,254,837

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value - authorized 40,000,000 shares, issued and outstanding 21,752,304 shares at September 30, 2023 and 21,750,804 shares at December 31, 2022	2,176	2,176
Treasury shares, at cost – 100,775 shares at September 30, 2023	(100,225)	-
Additional paid in capital	42,074,553	39,819,420
Accumulated deficit	(36,178,352)	(31,590,583)
Total stockholders’ equity	28,601,812	31,034,673
	$144,417,052	$148,289,510

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenues:
Lease revenues and fees, net	$21,082,199	$24,512,086	$68,703,201	$82,746,874
Loan revenues and fees, net of changes in fair value	10,304,247	1,629,365	18,001,057	8,897,964
Total revenues	31,386,446	26,141,451	86,704,258	91,644,838

Costs and expenses:
Depreciation and impairment of lease merchandise	13,061,958	18,746,897	42,893,163	56,114,813
Loan origination costs and fees	1,389,107	1,027,097	4,878,158	2,256,838
Marketing	1,671,137	2,393,185	4,258,904	8,178,120
Salaries and benefits	3,231,100	2,820,033	8,933,998	8,799,395
Operating expenses	6,080,725	5,702,800	17,666,366	17,124,288
Total costs and expenses	25,434,027	30,690,012	78,630,589	92,473,454

Operating income/ (loss)	5,952,419	(4,548,561)	8,073,669	(828,616)

Interest expense including amortization of debt issuance costs	(4,746,801)	(3,030,142)	(13,846,685)	(7,336,048)
Income/ (loss) before income taxes	1,205,618	(7,578,703)	(5,773,016)	(8,164,664)
(Loss)/ benefit from income taxes	(265,517)	1,298,269	1,185,247	13,892,516
Net income/ (loss)	940,101	(6,280,434)	(4,587,769)	5,727,852

Dividends on Series 2 Convertible Preferred Shares	(1,069,456)	(609,778)	(3,034,182)	(1,829,332)
Net (loss)/ income attributable to common and Series 1 Convertible Preferred shareholders	$(129,355)	(6,890,212)	(7,621,951)	3,898,520

Basic and diluted (loss)/ income per common share:
Basic	$(0.01)	$(0.32)	$(0.35)	$0.18
Diluted	$(0.01)	$(0.32)	$(0.35)	$0.17

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,716,852	21,681,853	21,740,027	21,611,879
Diluted	21,716,852	21,681,853	21,740,027	22,403,447

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2023 and 2022

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in	Deficit	Total
Balance, January 1, 2023	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	-	$-	$39,819,420	$(31,590,583)	$31,034,673
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	420,748	-	420,748
Exercise of stock options into common stock	-	-	-	-	1,500	-	-	-	1,185	-	1,185
Net loss	-	-	-	-	-	-	-	-	-	(230,215)	(230,215)
Balance, March 31, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	-	$-	$40,241,353	$(31,820,798)	$31,226,391
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	443,800	-	443,800
Extension of warrants	-	-	-	-	-	-	-	-	917,581	-	917,581
Net loss		-	-	-	-	-	-	-	-	(5,297,655)	(5,297,655)
Balance, June 30, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	-	$-	$41,602,734	$(37,118,453)	$27,290,117
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	471,819	-	471,819
Purchases of treasury stock	-	-	-	-	-	-	(100,775)	(100,225)	-	-	(100,225)
Net income		-	-	-	-	-	-	-	-	940,101	940,101
Balance, September 30, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	(100,775)	$(100,225)	$42,074,553	$(36,178,352)	$28,601,812

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	$38,560,117	$(45,222,302)	$16,143,619
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	305,229	-	305,229
Exercise of stock options into common stock	-	-	-	-	162,956	17	137,040	-	137,057
Net loss	-	-	-	-	-	-	-	(2,380,935)	(2,380,935)
Balance, March 31, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,002,386	$(47,603,237)	$14,204,970
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	257,476	-	257,476
Net income	-	-	-	-	-	-	-	14,389,221	14,389,221
Balance, June 30, 2022	170,332	$851,660	21,952	$21,952,000	21,605,234	$2,161	$39,259,862	$(33,214,016)	$28,851,667
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	387,298	-	387,298
Exercise of stock options into common stock	-	-	-	-	145,570	15	124,433	-	124,448
Net loss	-	-	-	-	-	-	-	(6,280,434)	(6,280,434)
Balance, September 30, 2022	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	$39,771,593	$(39,494,450)	$23,082,979

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(unaudited)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(4,587,769)	$5,727,852
Adjustments to reconcile net (loss)/ income to net cash provided by/ (used in) operating activities:
Depreciation and impairment of lease merchandise	42,893,163	56,114,813
Other depreciation and amortization	5,674,931	3,303,591
Amortization of debt issuance costs	376,857	163,169
Amortization of discount on the promissory note related to acquisition	177,714	-
Compensation expense related to stock-based compensation	1,336,367	950,003
Provision for doubtful accounts	32,123,950	42,639,102
Interest in kind added to promissory notes balance	-	128,223
Deferred income tax	(1,192,223)	(13,924,955)
Net changes in the fair value of loans receivables at fair value	(6,258,279)	1,938,570
Changes in operating assets and liabilities:
Lease receivables	(38,004,947)	(50,591,071)
Loans receivables at fair value	7,510,901	(24,970,008)
Prepaid expenses and other assets	641,039	344,766
Lease merchandise	(34,939,330)	(45,825,525)
Security deposits	-	(4,956)
Purchase consideration payable related to acquisition	208,921	-
Lease liabilities	(19,566)	(8,732)
Accounts payable	(2,501,399)	(4,106,711)
Accrued payroll and related taxes	293,018	312,387
Accrued expenses	(1,170,585)	264,019
Net cash provided by/ (used in) operating activities	2,562,763	(27,545,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(4,565,819)	(4,855,150)
Purchases of data costs	(570,820)	(1,220,722)
Net cash used in investing activities	(5,136,639)	(6,075,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	7,800,000	32,855,000
Repayment of loan payable under credit agreement	(2,795,000)	(5,730,000)
Repayment of promissory notes to related parties	(1,000,000)	-
Repayment of loan payable under Basepoint credit agreement	(1,500,000)	-
Debt issuance related costs	(115,403)	(86,932)
Proceeds from exercise of stock options	1,185	261,505
Proceeds from promissory notes to related parties	-	7,000,000
Principal payment under finance lease obligation	(7,308)	(8,388)
Repayment of purchase consideration payable related to acquisition	(144,913)	-
Purchases of treasury stock	(100,225)	-
Repayment of installment loan	-	(8,406)
Net cash provided by financing activities	2,138,336	34,282,779

(DECREASED)/ INCREASE IN CASH and RESTRICTED CASH	(435,540)	661,444

CASH and RESTRICTED CASH, beginning of period	6,173,349	5,094,642

CASH and RESTRICTED CASH, end of period	$5,737,809	$5,756,086

Supplemental cash flow information:
Interest paid	$12,676,766	$6,828,663
Due date extension of warrants	$917,581	$-

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Condensed Consolidated Financial Statements

For the nine months ended September 30, 2023 and 2022

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of September 30, 2023 and 2022, the Company had no cash equivalents.

Restricted Cash – The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of September 30, 2023 and December 31, 2022 consists primarily of cash required by our third-party banking partner to cover obligations related to loan participation.

The reconciliation of cash and restricted cash is as follows:

	September 30, 2023	December 31, 2022

Cash	$5,732,483	$6,051,713
Restricted cash	5,326	121,636
Total cash and restricted cash	$5,737,809	$6,173,349

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Lease receivables	$53,168,976	$48,618,843
Allowance for doubtful accounts	(11,747,936)	(13,078,800)
Lease receivables, net	$41,421,040	$35,540,043

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $726,007 and $33,454,814 for the three and nine months ended September 30, 2023, respectively, and $16,174,329 and $56,977,427 for the three and nine months ended September 30, 2022, respectively.

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	32,123,950	57,420,480
Accounts written off	(33,454,814)	(72,044,958)
Ending balance	$11,747,936	$13,078,800

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

The net lease merchandise balances consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Lease merchandise at cost	$47,501,405	$62,379,920
Accumulated depreciation and impairment reserve	(23,904,797)	(30,829,479)
Lease merchandise, net	$23,596,608	$31,550,441

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

Net changes in the fair value of loan receivables included in the consolidated statements of operations in the line loan revenues and fees, net of changes in fair value was a gain of $7,095,327 and $6,258,279 for the three and nine months ended September 30, 2023, respectively, and a loss of $4,396,421 and $1,938,570 for the three and nine months ended September 30, 2022, respectively.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Lease billings and accruals	$31,266,666	$38,580,116	$98,023,406	$117,774,390
Provision for doubtful accounts	(10,038,122)	(15,075,109)	(32,123,950)	(42,639,102)
Gain/ (loss) on sale of lease receivables	(146,345)	1,007,079	2,803,745	7,611,586
Lease revenues and fees	$21,082,199	$24,512,086	$68,703,201	$82,746,874

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $70,368 and $211,104 for the three and nine months ended September 30, 2023, respectively, and $56,283 and $161,895 for the three and nine months ended September 30, 2022, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $114,698 and $152,930 for the three and nine months ended September 30, 2023, respectively, and $0 and $1,274 for the three and nine months ended September 30, 2022, respectively.

Debt issuance costs incurred in conjunction with the Basepoint Credit Agreement entered into on June 7, 2023 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $9,617 and $12,823 for the three and nine months ended September 30, 2023, respectively.

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

For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $442,636 and $1,328,754 for the three and nine months ended September 30, 2023, respectively, and $769 and $2,307 for the three and nine months ended September 30, 2022, respectively.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $1,271,216 and $3,641,634 for the three and nine months ended September 30, 2023, respectively, and $1,081,204 and $2,929,334 for the three and nine months ended September 30, 2022, respectively.

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,231,454 and $3,754,292 for the three and nine months ended September 30, 2023, respectively, and $1,485,669 and $3,755,750 for the three and nine months ended September 30, 2022, respectively. Capitalized software amortization expense was $1,011,106 and $2,881,511 for the three and nine months ended September 30, 2023, respectively, and $759,825 and $2,064,681 for the three and nine months ended September 30, 2022, respectively.

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

Capitalized data costs amounted to $227,393 and $570,820 for the three and nine months ended September 30, 2023, respectively, and $458,018 and $1,220,722 for the three and nine months ended September 30, 2022, respectively. Capitalized data costs amortization expense was $250,376 and $704,543 for the three and nine months ended September 30, 2023, respectively, and $162,290 and $371,949 for the three and nine months ended September 30, 2022, respectively.

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	September 30,
	2023	2022
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	-	116,903
Common Stock Options	4,408,395	3,936,083
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	1,250,000	790,327
	13,984,505	13,169,423

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2023 and 2022:

	Nine Months ended
	September 30,
	2023	2022
Numerator
Net (loss)/ income	$(4,587,769)	$5,727,852
Series 2 Convertible Preferred Stock dividends	(3,034,182)	(1,829,332)
Net (loss)/ income attributable to common and Series 1 Convertible Preferred Stock	(7,621,951)	3,898,520
Net loss attributable to Series 1 Convertible Preferred Stock	-	(59,078)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	18,868

Net (loss)/ income attributable to common shares- Numerator for basic and diluted EPS	$(7,621,951)	$3,858,310
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,740,027	21,611,879
Effect of dilutive securities:
Series 1 Convertible Preferred Stock	-	225,231
Common stock options and performance share units	-	323,166
Common stock warrants	-	243,171
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	21,740,027	22,403,447
Basic EPS	$(0.35)	$0.18
Diluted EPS	$(0.35)	$0.17

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2023 and 2022:

	Three Months ended
	September 30,
	2023	2022
Numerator
Net income/ (loss)	$940,101	$(6,280,434)
Series 2 Convertible Preferred Stock dividends	(1,069,456)	(609,778)
Net loss attributable to common shares- Numerator for basic and diluted EPS	$(129,355)	$(6,890,212)
Denominator
Weighted average of common shares outstanding- Denominator for basic and diluted EPS	21,716,852	21,681,853
Basic EPS	$(0.01)	$(0.32)
Diluted EPS	$(0.01)	$(0.32)

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

Fair Value Measurements - The Company uses a hierarchical framework that prioritizes and ranks the market observability of inputs used in its fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of September 30, 2023 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$31,679,882	$46,113,207
Promissory note related to acquisition	-	-	3,191,272	3,191,272

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2022 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$32,932,504	$42,747,668
Promissory note related to acquisition	-	-	3,158,471	3,158,471

(1)	For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, the carrying value of loans payable under Basepoint Credit Agreement, and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended September 30, 2023 and December 31, 2022:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance	$32,932,504	$3,560,108
Purchases of loan participation	389,949	31,216,406
Obligation of loan participation	(12,931)	12,931
Purchase of loan portfolio in Revolution Transaction	-	13,320,326
Loan originations	42,789,600	5,519,303
Interest and fees(1)	11,731,851	16,680,080
Collections	(62,409,370)	(27,816,669)
Net charge off (1)	(10,387,396)	(10,653,751)
Net change in fair value(1)	16,645,675	1,093,770
Ending balance	$31,679,882	$32,932,504

(1)	Included in loan revenues and fees, net of changes in fair value in the consolidated statements of operations.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	0.1%	92.5%	36.8%	2.0%	92.4%	40.8%
Servicing costs	-	-	4.6%	-	-	4.5%
Discount rate	-	-	20.1%	-	-	21.0%

(1)	Figure disclosed as a percentage of outstanding principal balance.

(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of September 30, 2023 and December 31, 2022 concerning loan receivables at fair value are as follows:

	September 30, 2023	December 31, 2022
Aggregate fair value of loan receivables that are 90 days or more past due	$23,571,023	$7,147,585
Unpaid principal balance of loan receivables that are 90 days or more past due	39,128,315	19,834,547
Aggregate fair value of loan receivables in non-accrual status	23,434,514	6,947,224

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2023, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.

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

As part of the Revolution Transaction (See Note 14), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of September 30, 2023, 20 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Michigan, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,700 per month. These leases are accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s condensed consolidated balance sheets within the Right of use asset, net, Lease liability- current portion and Lease liabilities net of current portion.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets
Operating Lease Asset	Right of use asset, net	$1,276,709	$1,395,741
Finance Lease Asset	Right of use asset, net	5,209	10,529
Total Lease Assets		$1,281,918	$1,406,270

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$229,824	$199,535
Finance Lease Liability – current portion	Current Lease Liabilities	6,804	8,466
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,386,769	1,562,022
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	-	4,600
Total Lease Liabilities		$1,623,397	$1,774,623

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

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs amounted to $96,453 and $290,056 for the three and nine months ended September 30, 2023, respectively, and $97,023 and $292,056 for the three and nine months ended September 30, 2022, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months ended
	September 30,
	2023	2022
Cash payments for operating leases	$311,137	$302,075
Cash payments for finance leases	7,308	8,388

Below is a summary of undiscounted operating lease liabilities as of September 30, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases
2023	$106,469
2024	430,134
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,573
Total undiscounted cash flows	2,209,563
Less: interest	(592,970)
Present value of lease liabilities	$1,616,593

Below is a summary of undiscounted finance lease liabilities as of September 30, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases
2023	$2,391
2024	4,782
Total undiscounted cash flows	7,173
Less: interest	(369)
Present value of lease liabilities	$6,804

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2023	December 31, 2022
Furniture, fixtures and vehicle	2-5 years	$395,868	$395,468
Website and internal use software	3 years	24,296,749	20,542,457
Computers and software	3-7 years	4,483,230	3,672,103
		29,175,847	24,610,028
Less: accumulated depreciation and amortization		(20,164,800)	(16,523,166)
		$9,011,047	$8,086,862

Depreciation and amortization expense for property and equipment was $1,271,217 and $3,641,635 for the three and nine months ended September 30, 2023, respectively, and $1,081,204 and $2,929,335 for the three and nine months ended September 30, 2022, respectively.

6. INTANGIBLE ASSETS

The following table provides a summary of our intangible assets:

	September 30, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(1,062,029)	11,682,338
Liberty Loan brand	10 years	340,218	(28,350)	311,868
Non-compete agreements	10 years	86,113	(7,180)	78,933
Non contractual customer relationships	5 years	1,952,371	(325,400)	1,626,971
Customer list	3 years	184,825	(51,340)	133,485
		$15,338,654	$(1,505,059)	$13,833,595

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(28,876)	$1,884
Franchisee contract-based agreements	10 years	12,744,367	(106,203)	12,638,164
Liberty Loan brand	10 years	340,218	(2,835)	337,383
Non-compete agreements	10 years	86,113	(718)	85,395
Non contractual customer relationships	5 years	1,952,371	(32,540)	1,919,831
Customer list	3 years	184,825	(5,133)	179,692
		$15,338,654	$(176,305)	$15,162,349

Depreciation and amortization expense for intangible assets was $442,636 and $1,328,754 for the three and nine months ended September 30, 2023, respectively, and $769 and $2,307 for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following table:

Amortization Expense
2023 (three months remaining)	$442,290
2024	1,769,160
2025	1,764,026
2026	1,707,552
2027	1,675,012
Total	$7,358,040

7. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note - On January 25, 2019, FlexShopper, LLC (the “Promissory Note Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which the Promissory Note Borrower issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr. (“Mr. Heiser”), FlexShopper’s Chief Executive Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the Promissory Note Borrower on April 30, 2020 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. Obligations under the 122 Partners Note were subordinated to obligations under the Credit Agreement. The 122 Partners Note was subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note were secured by substantially all of the Promissory Note Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Promissory Note Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, the Promissory Note Borrower executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On June 30, 2022, the Promissory Note Borrower executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, the Promissory Note Borrower executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. On September 6, 2023, the Promissory Note Borrower paid all the principal and interest outstanding as of that date.

Interest paid for the 122 Partner Note was $58,020 and $163,183 for the three and nine months ended September 30, 2023, respectively, and $45,278 and $147,422 for the three and nine months ended September 30, 2022, respectively.

Interest expensed for the 122 Partner Note was $40,335 and $145,357 for the three and nine months ended September 30, 2023, respectively, and $46,530 and $151,521 for the three and nine months ended September 30, 2022, respectively.

NRNS Note - FlexShopper LLC (the “Promissory Note Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At September 30, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 21.44%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

On June 29, 2023, the Company, the Promissory Note Borrower, NRNS, Mr. Heiser and PITA Holdings, LLC (“PITA”) entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. In order to induce NRNS to enter into the Amendment, the Company extended the expiration date of certain warrants (See Note 9). The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note. No other changes were made to such NRNS Note.

Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,942,009 as of September 30, 2023 and $10,941,629 as of December 31, 2022.

Interest paid for the NRNS Note was $585,334 and $1,715,838 for the three and nine months ended September 30, 2023, respectively, and $486,739 and $1,020,523 for the three and nine months ended September 30, 2022, respectively.

Interest expensed for the NRNS Note was $587,230 and $1,716,217 for the three and nine months ended September 30, 2023, respectively, and $500,201 and $1,144,646 for the three and nine months ended September 30, 2022, respectively.

Amounts payable under the promissory notes are as follows:

Debt
2023	$192,009
2024	$-
2025	$10,750,000

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the Lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At September, 2023, amounts borrowed bear interest at 16.44%.

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

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at September 30, 2023, follows:

	September 30, 2023
	Required Covenant	Actual Position
Equity Book Value not less than	$16,452,246	$28,601,812
Liquidity greater than	1,500,000	5,732,483
Cash greater than	500,000	5,737,809
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.77

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

The Company borrowed under the Credit Agreement $5,050,000 and $7,800,000 for the three and nine months ended September 30, 2023, respectively, and $15,055,000 and $32,855,000 for the three and nine months ended September 30, 2022, respectively. The Company repaid under the Credit Agreement $0 and $2,795,000 for the three and nine months ended September 30, 2023, respectively, and $4,605,000 and $5,730,000 for the three and nine months ended September 30, 2022, respectively.

Interest expense incurred under the Credit Agreement amounted to $3,503,486 and $10,115,009 for the three and nine months ended September 30, 2023, respectively, and $2,426,513 and $5,874,504 for the three and nine months ended September 30, 2022, respectively. The outstanding balance under the Credit Agreement was $86,205,000 as of September 30, 2023 and was $81,200,000 as of December 31, 2022. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $141,148 and $352,252 as of September 30, 2023 and December 31, 2022, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2024, or from reductions in the borrowing base. The Company must repay all borrowed amounts one year after the Commitment Termination Date. Accordingly, all principal is shown as a non-current liability at September 30, 2023.

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

As of September 30, 2023, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of September 30, 2023, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of September 30, 2023 totaled $22,118,558. As of September 30, 2023, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

In September 2018, the Company issued warrants exercisable for an aggregate 1,055,184 shares of common stock at an exercise price of $1.25 per warrant to Mr. Heiser and NRNS in connection with partial conversions of their promissory notes (the “Conversion Warrants”). The original expiration date of these warrants was September 28, 2023 (and extended as described below).

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

On June 29, 2023, the Company, FlexShopper, LLC, NRNS, Mr. Heiser and PITA entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. In order to induce NRNS to enter into the Amendment, the expiration date of the Conversion Warrants and the expiration date of 840,000 of the Consulting Warrants was extended 30 months from the original expiration date. The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note.

The expense related to warrants was $0 and $917,581 for the three and nine months ended September 30, 2023, respectively, and $0 and $0 for the three and nine months ended September 30, 2022, respectively.

The following table summarizes information about outstanding stock warrants as of September 30, 2023 and December 31, 2022, all of which are exercisable:

Exercise	Common Stock Warrants	Weighted Average Remaining Contractual Life
Price	Outstanding	September 30, 2023	December 31, 2022
$1.25	1,055,184	2 years	1 year
$1.25	160,000	2 years	Less than 1 year
$1.34	40,000	2 years	Less than 1 year
$1.40	40,000	2 years	Less than 1 year
$1.54	40,000	2 years	Less than 1 year
$1.62	40,000	2 years	Less than 1 year
$1.68	40,000	2 years	2 years
$1.69	40,000	2 years	Less than 1 year
$1.74	40,000	2 years	Less than 1 year
$1.76	40,000	2 years	Less than 1 year
$1.91	40,000	2 years	Less than 1 year
$1.95	40,000	2 years	2 years
$2.00	40,000	2 years	Less than 1 year
$2.01	40,000	2 years	Less than 1 year
$2.08	40,000	2 years	2 years
$2.45	40,000	2 years	Less than 1 year
$2.53	40,000	2 years	Less than 1 year
$2.57	40,000	2 years	2 years
$2.70	40,000	2 years	3 years
$2.78	40,000	2 years	Less than 1 year
$2.79	40,000	2 years	2 years
$2.89	40,000	4 years	2 years
$2.93	40,000	2 years	Less than 1 year
$2.97	40,000	2 years	2 years
$3.09	40,000	3 years	2 years
$3.17	40,000	4 years	2 years
$3.19	40,000	2 years	3 years
$3.27	40,000	2 years	2 years
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

Stock-based compensation expense include the following components:

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022
Stock options	$242,180	$238,233	$1,047,323	$762,340
Performance share units	229,639	149,065	289,044	187,663
Total stock-based compensation	$471,819	$387,298	$1,336,367	$950,003

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statements of operations was $471,819 and $1,336,367 for the three and nine months ended September 30, 2023, respectively, and $387,298 and $950,003 for the three and nine months ended September 30, 2022, respectively. Unrecognized compensation cost related to non-vested options and PSU at September 30, 2023 amounted to $1,464,380, which is expected to be recognized over a weighted average period of 2.14 years.

Stock options:

The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Exercise price	$0.8	$1.5
Expected life	6 years	6 years
Expected volatility	95%	69%
Dividend yield	0%	0%
Risk-free interest rate	3.59%	2.12%

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

Activity in stock options for the nine month periods ended September 30, 2023 and September 30, 2022 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	3,919,228	$1.97		$52,223
Granted	1,596,567	0.80		75
Exercised	(1,500)	0.79		345
Forfeited	(1,105,900)	1.91		-
Outstanding at September, 2023	4,408,395	$1.56	7.56	$561,402
Vested and exercisable at September 30, 2023	3,183,408	$1.74	7.12	$328,031

Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	1,094,002	1.50		-
Exercised	(308,526)	0.85		480,029
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		-
Outstanding at September 30, 2022	3,834,047	$2.00	6.96	$1,219,962
Vested and exercisable at September 30, 2022	2,694,862	$2.10	6.48	$928,330

The weighted average grant date fair value of options granted during the nine month periods ended September 30, 2023 and September 30, 2022 was $0.61 and $0.91 per share respectively.

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

Activity in performance share units for the nine months ended September 30, 2023 and September 30, 2022 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2023	790,327	$1.53
Granted	1,250,000	0.78
Forfeited/ unearned	(790,327)	1.53
Vested	-	-
Non- vested at September 30, 2023	1,250,000	$0.78
Non- vested at January 1, 2022	-	$-
Granted	790,327	1.53
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at September 30, 2022	790,327	$1.53

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

The Company’s effective income tax rate for the nine months ended September 30, 2023 was approximately 20.5%. This was different than the expected federal income tax rate of 21% primarily due to the impact of non-taxable income from non-deductible equity compensation and state income taxes.

During the second quarter of 2022, the Company released the valuation allowance of the Company’s deferred tax asset recorded as of December 31, 2021. The Company had historical cumulative positive pre-tax income plus permanent differences. The realization of the deferred tax asset as of September 30, 2023 is more likely than not based on the Company’s projected taxable income.

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

In consideration for the sale of the Revolution net assets, the Company issued an adjustable promissory note (“Seller Note”) with an initial principal amount of $5,000,000. The Seller Note matures on December 1, 2027, bears interest at 8% per annum and is subject to adjustment based upon the pre-tax net income of the acquired business in 2023. The fair value of the Seller Note as of the acquisition date was $3,421,991. The Seller Note, net of the discount, was $3,191,272 as of September 30, 2023 and $3,158,471 as of December 31, 2022. The Seller Note is included in the condensed consolidated balance sheets in the line Promissory note related to acquisition.

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

In the Basepoint Credit Agreement, the New Borrower agreed to become a borrower (the “Basepoint Borrower”) and a grantor as applicable under the agreement. The Company is a guarantor of the Basepoint Credit Agreement.

The Basepoint Credit Agreement provides for an up to a $20 million credit facility for the origination of consumer loans. The credit facility is backed by eligible principal balance of eligible consumer receivable of the Basepoint borrower’s portfolio (the “Borrowing Base”). The annual interest rate on loans under the Basepoint Credit Agreement is 13.42%. The principal balance outstanding under the Basepoint Credit Agreement is due on June 7, 2026.

The Basepoint Credit Agreement includes covenants requiring the Basepoint Borrower and the guarantor to maintain a minimum amount of liquidity that is no less than 5% of the current Borrowing Base and maintain a minimum amount of cash held in the concentration accounts of $200,0000. The tangible net worth of the Basepoint Borrower and the guarantor shall not be less than 10% of the current Borrowing Base and the Basepoint Borrower and the guarantor shall maintain a positive consolidated net income. The terms tangible net worth and positive consolidated net income for the purpose of calculating the covenants under the Basepoint Credit Agreement are defined in the agreement. The Company is in compliance with Basepoint Credit Agreement covenants as of September 30, 2023.

The Basepoint Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the Basepoint Credit Agreement, breaches of representations, warranties or certifications made by or on behalf of the Basepoint Borrower in the Basepoint Credit Agreement and related documents (including certain covenants), deficiencies in the Borrowing Base, certain judgments against the Basepoint Borrower and bankruptcy events.

Interest expense incurred under the Basepoint Credit Agreement amounted to $251,456 and $843,470 for the three and nine months ended September 30, 2023, respectively. The outstanding balance under the Basepoint Credit Agreement was $7,412,605 as of September 30, 2023. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $102,580 as of September 30, 2023. Interest is payable weekly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at September, 2023.

16. EMPLOYEE BENEFIT PLAN

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $39,939 and $126,701 for the three and nine months ended September 30, 2023, respectively, and $31,204 and $112,577 for the three and nine months ended September 30, 2022, respectively.

17. SHARE REPURCHASE PROGRAM

On May 17, 2023, the Board of Directors authorized a share repurchase program to acquire up to $2 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 18 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchases shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. The shares of common stock when repurchased by the Company will become treasury shares.

The Company purchased under the share repurchase program 100,775 shares of common stock for a net cost of $100,225 for the three and nine months ended September 30, 2023.

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

In 2021, we began to market an unsecured, consumer loan product for our bank partner. In the bank partner origination model, applicants who apply and obtain a loan through our online platform are underwritten, approved, and funded by the bank partner. The product provides flexibility for FlexShopper to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s national presence to enable improved credit access to consumers. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partner holds loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. In the three and nine months period ending September 30, 2023, FlexShopper purchased $78,422 and $389,949 respectively in participations, and recognized $0.15 million and $2.3 million, respectively, in interest income.

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Lease receivables	$53,168,976	$48,618,843
Allowance for doubtful accounts	(11,747,936)	(13,078,800)
Lease receivables, net	$41,421,040	$35,540,043

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $726,007 and $33,454,814 for the three and nine months ended September 30, 2023, respectively, and $16,174,329 and $56,977,427 for the three and nine months ended September 30, 2022, respectively.

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	32,123,950	57,420,480
Accounts written off	(33,454,814)	(72,044,958)
Ending balance	$11,747,936	$13,078,800

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

In the bank partner origination model, applicants apply and are underwritten through our online platform and the loan is originated and funded by the bank partner. We manage many aspects of the loan life cycle on behalf of our bank partner, including customer acquisition, underwriting and loan servicing. The bank partner uses their own capital to originate loans. FlexShopper’s bank partner holds loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. Loan revenues and fees are representative of the Company’s portion of participation in the loans.

Key Performance Metrics

We regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Key performance metrics for the three months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,
	2023	2022	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$31,266,666	$38,580,116	$(7,313,450)	(19.0)
Provision for doubtful accounts	(10,038,122)	(15,075,109)	5,036,987	(33.4)
Gain / (loss) on sale of lease receivables	(146,345)	1,007,079	(1,153,424)	(114.5)
Net lease billing and fees	$21,082,199	$24,512,086	$(3,429,887)	(14.0)
Loan revenues and fees	3,208,920	6,025,786	(2,816,866)	(46.7)
Net changes in the fair value of loans receivable	7,095,327	(4,396,421)	11,491,748	(261.4)
Net loan revenues	$10,304,247	$1,629,365	$8,674,882	532.4
Total revenues	$31,386,446	$26,141,451	$5,244,995	20.1
Depreciation and impairment of lease merchandise	(13,061,958)	(18,746,897)	5,684,939	(30.3)
Loans origination costs and fees	(1,389,107)	(1,027,097)	(362,010)	35.2
Gross profit	$16,935,381	$6,367,457	$10,567,924	166.0
Gross profit margin	54%	24%

	Three months ended September 30,
	2023	2022	$ Change	% Change
Adjusted EBITDA:
Net income/ (loss)	$940,101	$(6,280,434)	$7,220,535	(115.0)
Income taxes	265,517	(1,298,269)	1,563,786	(120.5)
Amortization of debt issuance costs	194,682	56,283	138,399	245.9
Amortization of discount on the promissory note related to acquisition	59,238	-	59,238
Other amortization and depreciation	1,964,229	1,244,267	719,962	57.9
Interest expense	4,492,881	2,973,859	1,519,022	51.1
Stock-based compensation	471,819	387,298	84,521	21.8
Adjusted EBITDA	$8,388,467	$(2,916,996)	$11,305,463	(387.6)

Key performance metrics for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$98,023,406	$117,774,390	$(19,750,984)	(16.8)
Provision for doubtful accounts	(32,123,950)	(42,639,102)	10,515,152	(24.7)
Gain on sale of lease receivables	2,803,745	7,611,586	(4,807,841)	(63.2)
Net lease billing and fees	$68,703,201	$82,746,874	$(14,043,673)	(17.0)
Loan revenues and fees	11,742,778	10,836,534	906,244	8.4
Net changes in the fair value of loans receivable	6,258,279	(1,938,570)	8,196,849	(422.8)
Net loan revenues	$18,001,057	$8,897,964	$9,103,093	102.4
Total revenues	$86,704,258	$91,644,838	$(4,940,580)	(5.4)
Depreciation and impairment of lease merchandise	(42,893,163)	(56,114,813)	13,221,650	(23.6)
Loans origination costs and fees	(4,878,158)	(2,256,838)	(2,621,320)	116.2
Gross profit	$38,932,937	$33,273,187	$5,659,750	17.0
Gross profit margin	45%	36%

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Adjusted EBITDA:
Net (loss)/ income	$(4,587,769)	$5,727,852	$(10,315,621)	(180.1)
Income taxes	(1,185,247)	(13,892,516)	12,707,269	(91.5)
Amortization of debt issuance costs	376,857	163,169	213,688	131.0
Amortization of discount on the promissory note related to acquisition	177,714	-	177,714
Other amortization and depreciation	5,674,931	3,303,590	2,371,341	71.8
Interest expense	13,292,114	7,172,879	6,119,235	85.3
Stock-based compensation	1,336,367	950,003	386,364	40.7
Adjusted EBITDA	$15,084,967	$3,424,977	$11,659,990	340.4

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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table details operating results for the three months ended September 30, 2023 and 2022:

	2023	2022	$ Change	% Change

Gross lease billings and fees	$31,266,666	$38,580,116	$(7,313,450)	(19.0)
Provision for doubtful accounts	(10,038,122)	(15,075,109)	5,036,987	(33.4)
Gain / (loss) on sale of lease receivables	(146,345)	1,007,079	(1,153,424)	(114.5)
Net lease billing and fees	$21,082,199	$24,512,086	$(3,429,887)	(14.0)
Loan revenues and fees	3,208,920	6,025,786	(2,816,866)	(46.7)
Net changes in the fair value of loans receivable	7,095,327	(4,396,421)	11,491,748	(261.4)
Net loan revenues	$10,304,247	$1,629,365	$8,674,882	532.4
Total revenues	$31,386,446	$26,141,451	$5,244,995	20.1
Depreciation and impairment of lease merchandise	(13,061,958)	(18,746,897)	5,684,939	(30.3)
Loans origination costs and fees	(1,389,107)	(1,027,097)	(362,010)	35.2
Marketing	(1,671,137)	(2,393,185)	722,048	(30.2)
Salaries and benefits	(3,231,100)	(2,820,033)	(411,067)	14.6
Other operating expenses	(6,080,725)	(5,702,800)	(377,925)	6.6
Operating income/ (loss)	5,952,419	(4,548,561)	10,500,980	(230.9)
Interest expense	(4,746,801)	(3,030,142)	(1,716,659)	56.7
Income taxes	(265,517)	1,298,269	(1,563,786)	(120.5)
Net income/ (loss)	$940,101	$(6,280,434)	$7,220,535	(115.0)

FlexShopper originated 20,942 gross leases less same day modifications and cancellations with an average origination value of $668 for the three months ended September 30, 2023 compared to 25,452 gross leases less same day modifications and cancellations with an average origination value of $616 for the comparable period last year. Net lease revenues for the three months ended September 30, 2023 were $21,082,199 compared to $24,512,086 for the three months ended September 30, 2022, representing a decrease of $3,429,887 or 14.0%. In 2023, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 32.1% and 39.1% for the three months ending September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, FlexShopper sold leases in default that were fully mature for a loss of $154,047 and recovered paid fees for $7,702 over that sale, which generated a loss on sale of lease receivables of $146,345. For the three months ended September 30, 2022, FlexShopper sold leases in default that were fully mature for $1,095,845 and paid fees for $88,766 over that sale, which generated a gain on sale of lease receivables of $1,007,079.

Net loan revenues for our bank partner loan model for the three months ended September 30, 2023 were a gain of $7,656,789 compared to a gain of 1,629,365 for the three months ended September 30, 2022, representing an increase of $6,027,424 or 369.9%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 75 loans at an average loan value of $1,021 for the three months ended September 30, 2023 compared to 8,301 loans at an average loan value of $1,256 for the three months ended September 30, 2022. Our bank partner sold to the Company a 95% participation interest for each loan originated in those periods.

Net loan revenues for our state license loan model for the three months ended September 30, 2023 were $2,647,458 with no prior revenue for 2022 as the Company acquired this business at the end of 2022. For the state license loan model, the Company originated 36,085 loans at an average loan value of $409 in the three months ending September 30, 2023.

Depreciation and impairment of lease merchandise for the three months ended September 30, 2023 was $13,061,958 compared to $18,746,897 for the three months ended September 30, 2022, representing a decrease of $5,684,939 or 30.3%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the smaller portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the three months ended September 30, 2023 was $1,389,107 compared to $1,027,097 for the three months ended September 30, 2022, representing an increase of $362,010 or 35.2%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products. The increase is also related to the share of net revenues with franchisees.

Marketing expenses in the three months ended September 30, 2023 were $1,671,137 compared to $2,393,185 in the three months ended September 30, 2022, a decrease of $722,048 or 30.2%. Due to the macroeconomic conditions along with tightening approval rates, the Company has slowed down the marketing expenses.

Salaries and benefits expense in the three months ended September 30, 2023 were $3,231,100 compared to $2,820,033 in the three months ended September 30, 2022, an increase of $411,067 or 14.6%. Generally, the salary and benefits expense should directionally move with the change in lease and loans originations and the overall size of the portfolios albeit at a slower rate. The addition of employees for the state license loan model contributed to the increase in salaries and benefits.

Other operating expenses for the three months ended September 30, 2023 and 2022 included the following:

	2023	2022
Amortization and depreciation	$1,964,229	$1,244,264
Computer and internet expenses	978,599	1,322,851
Legal and professional fees	854,948	981,766
Merchant bank fees	430,506	390,662
Customer verification expenses	97,981	316,481
Stock-based compensation expense	471,819	387,298
Insurance expense	160,493	146,780
Office and telephone expense	303,668	343,536
Rent expense	312,254	191,701
Advertising and recruiting fees	98,972	164,722
Travel expense	191,328	92,271
Other	215,928	120,468
Total	$6,080,725	$5,702,800

Amortization and depreciation expenses in the three months ended September 30, 2023 were $1,964,229 compared to $1,244,264 in the three months ended September 30, 2022, representing an increase of $719,965 or 57.9%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of the intangible assets acquired in the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements). The rest of the increase is related to the amortization of capitalized of data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the three months ended September 30, 2023 were $978,599 compared to $1,322,851 in the three months ended September 30, 2022, representing a decrease of $344,252 or 26%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the Company.

Legal and professional fees expenses in the three months ended September 30, 2023 were $854,948 compared to $981,766 in the three months ended September 30, 2022, representing a decrease of $126,818 or 12.9%. The change is associated with the decrease in the lease portfolio which reduced the need for off-shore servicing and collection support.

Merchant bank fees expenses in the three months ended September 30, 2023 were $430,506 compared to $390,662 in the three months ended September 30, 2022, representing a decrease of $39,844 or 10.2%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the three months ended September 30, 2023 were $97,981 compared to $316,481 in the three months ended September 30, 2022, representing a decrease of $218,500 or 69%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The reduction in marketing expense and the optimization of underwriting and data science costs contributed to the decrease in this expense.

Stock compensation expense in the three months ended September 30, 2023 was $471,819 compared to 387,298 in the three months ended September 30, 2022, representing an increase of $84,521 or 21.8%. The increase is due to the updated compensation for executives and directors in 2023.

Rent expense in the three months ended September 30, 2023 was $312,254 compared to $191,701 in the three months ended September 30, 2022, representing an increase of $120,553 or 62.9%. The increase is related to the monthly lease expense for the storefronts we acquired in the Revolution Transaction.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table details operating results for the Nine months ended September 30, 2023 and 2022:

	2023	2022	$ Change	% Change

Gross lease billings and fees	$98,023,406	$117,774,390	$(19,750,984)	(16.8)
Provision for doubtful accounts	(32,123,950)	(42,639,102)	10,515,152	(24.7)
Gain on sale of lease receivables	2,803,745	7,611,586	(4,807,841)	(63.2)
Net lease billing and fees	$68,703,201	$82,746,874	$(14,043,673)	(17.0)
Loan revenues and fees	11,742,778	10,836,534	906,244	8.4
Net changes in the fair value of loans receivable	6,258,279	(1,938,570)	8,196,849	(422.8)
Net loan revenues	$18,001,057	$8,897,964	$9,103,093	102.3
Total revenues	$86,704,258	$91,644,838	$(4,940,580)	(5.4)
Depreciation and impairment of lease merchandise	(42,893,163)	(56,114,813)	13,221,650	(23.6)
Loans origination costs and fees	(4,878,158)	(2,256,838)	(2,621,320)	116.2
Marketing	(4,258,904)	(8,178,120)	3,919,216	(47.9)
Salaries and benefits	(8,933,998)	(8,799,395)	(134,603)	1.5
Other operating expenses	(17,666,366)	(17,124,288)	(542,078)	3.2
Operating income/ (loss)	8,073,669	(828,616)	8,902,285	(1,074.4)
Interest expense	(13,846,685)	(7,336,048)	(6,510,637)	88.7
Income taxes	1,185,247	13,892,516	(12,707,269)	(91.5)
Net (loss)/ income	$(4,587,769)	$5,727,852	$(10,315,621)	(180.1)

FlexShopper originated 62,597 gross leases less same day modifications and cancellations with an average origination value of $669 for the nine months ended September 30, 2023 compared to 90,375 gross leases less same day modifications and cancellations with an average origination value of $574 for the comparable period last year. Net lease revenues for the nine months ended September 30, 2023 were $68,703,201 compared to $82,746,874 for the nine months ended September 30, 2022, representing a decrease of $14,043,673 or 17.0%. In 2023, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 32.8% and 36.2% for the nine months ending September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, FlexShopper sold leases in default that were fully mature for $2,951,671 and paid fees for $147,926 over that sale, which generated a gain on sale of lease receivables of $2,803,745. For the nine months ended September 30, 2022, FlexShopper sold leases in default that were fully mature for $8,025,686 and paid fees for $414,100 over that sale, which generated a gain on sale of lease receivables of $7,611,586.

Net loan revenues for our bank partner loan model for the nine months ended September 30, 2023 were $10,643,244 compared to $8,897,964 for the nine months ended September 30, 2022, representing an increase of $1,745,280 or 19.6%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 373 loans at an average loan value of $1,065 for the nine months ended September 30, 2023 compared to 23,135 loans at an average loan value of $1,223 for the nine months ended September 30, 2022. Our bank partner sold to the Company a 95% participation interest for each loan originated in those periods.

Net loan revenues for our state license loan model for the nine months ended September 30, 2023 were $7,357,813 with no prior revenue for 2022 as the Company acquired this business at the end of 2022. For the state license loan model, the Company originated 103,813 loans at an average loan value of $411 in the nine months ending September 30, 2023.

Depreciation and impairment of lease merchandise for the nine months ended September 30, 2023 was $42,893,163 compared to $56,114,813 for the nine months ended September 30, 2022, representing a decrease of $13,221,650 or 23.6%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the smaller portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the nine months ended September 30, 2023 was $4,878,158 compared to $2,256,838 for the nine months ended September 30, 2022, representing an increase of $2,621,320 or 116.2%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products. The increase is also related to the share of net revenues with franchisees.

Marketing expenses in the nine months ended September 30, 2023 were $4,258,904 compared to $8,178,120 in the nine months ended September 30, 2022, a decrease of $3,919,216 or 47.9%. Due to the macroeconomic conditions along with tightening approval rates, the Company has slowed down the marketing expenses.

Salaries and benefits expense in the nine months ended September 30, 2023 were $8,933,998 compared to $8,799,395 in the nine months ended September 30, 2022, an increase of $134,603 or 1.5%. Generally, the salary and benefits expense should directionally move with the change in lease and loans originations and the overall size of the portfolios albeit at a slower rate. The addition of employees for the state license loan model contributed to the increase in salaries and benefits.

Other operating expenses for the nine months ended September 30, 2023 and 2022 included the following:

	2023	2022
Amortization and depreciation	$5,674,931	$3,303,590
Computer and internet expenses	3,271,651	3,662,429
Legal and professional fees	2,302,946	3,506,817
Merchant bank fees	1,277,193	1,305,534
Customer verification expenses	285,194	708,975
Stock-based compensation expense	1,336,367	950,003
Insurance expense	469,271	454,517
Office and telephone expense	953,471	1,065,581
Rent expense	912,356	531,165
Advertising and recruiting fees	113,594	598,357
Travel expense	429,875	401,085
Other	639,517	636,235
Total	$17,666,366	$17,124,288

Amortization and depreciation expenses in the nine months ended September 30, 2023 were $5,674,931 compared to $3,303,590 in the nine months ended September 30, 2022, representing an increase of $2,371,341 or 71.8%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of the intangible assets acquired in the Revolution Transaction (See Note 14 in the accompanying Consolidated Financial Statements). The rest of the increase is related to the amortization of capitalized of data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the nine months ended September 30, 2023 were $3,271,651 compared to $3,662,429 in the nine months ended September 30, 2022, representing a decrease of $390,778 or 10.7%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to the preparation for new products offered by the Company.

Legal and professional fees expenses in the nine months ended September 30, 2023 were $2,302,946 compared to $3,506,817 in the nine months ended September 30, 2022, representing a decrease of $1,203,871 or 34.3%. The change is associated with the decrease in the lease portfolio which reduced the need for off-shore servicing and collection support.

Merchant bank fees expenses in the nine months ended September 30, 2023 were $1,277,193 compared to $1,305,534 in the nine months ended September 30, 2022, representing a decrease of $28,341 or 2.2%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the nine months ended September 30, 2023 were $285,194 compared to $708,975 in the nine months ended September 30, 2022, representing a decrease of $423,781 or 59.8%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The reduction in marketing expense and the optimization of underwriting and data science costs contributed to the decrease in this expense.

Stock compensation expense in the nine months ended September 30, 2023 was $1,336,367 compared to $950,003 in the nine months ended September 30, 2022, representing an increase of $386,364 or 40.7%. With the passing of Richard House, Jr, our former CEO, on March 16, 2023, and according to his employment agreement, the Company vested all his outstanding stock options which contributed to the increase in this expense.

Rent expense in the nine months ended September 30, 2023 was $912,356 compared to $531,165 in the nine months ended September 30, 2022, representing an increase of $381,191 or 71.8%. The increase is related to the monthly lease expense for the storefronts we acquired in the Revolution Transaction.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had cash and restricted cash of $5,737,809 compared to $5,756,086 at the same date in 2022. As of December 31, 2022, the Company had cash and restricted cash of $6,173,349. The decrease in cash from December 31, 2022, was primarily due to the payment of the 122 Partner Note.

As of September 30, 2023, the Company had lease receivables of $53,168,976 offset by an allowance for doubtful accounts of $11,747,936, resulting in net accounts receivable of $41,421,040. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of September 30, 2023, the Company had loan receivables of $31,679,882 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using a discounted cash flow models that have been internally developed.

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

The Company borrowed under the Credit Agreement $5,050,000 and $7,800,000 for the three and nine months ended September 30, 2023, respectively, and $15,055,000 and $32,855,000 for the three and nine months ended September 30, 2022, respectively. The Company repaid under the Credit Agreement and $0 and $2,795,000 for the three and nine months ended September 30, 2023, respectively, and $4,605,000 and $5,730,000 for the three and nine months ended September 30, 2022, respectively.

Since October 2022, the Company has been entering into Interest Rate Cap Agreements with AXOS bank, a financial institution not related with the Lender of the Credit Agreement. These agreements cap the variable portion (one month SOFR) of the Credit Agreement interest rate to 4%, which reduced the Company’s exposure to additional increases in interest rates.

Financing Activity

On January 25, 2019, FlexShopper, LLC (the “Promissory Note Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which the Promissory Note Borrower issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Executive Officer, is a member of 122 Partners, LLC. Payment of the principal amount and accrued interest under the 122 Partners Note was due and payable by the Promissory Note Borrower on April 30, 2020 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. Obligations under the 122 Partners Note was subordinated to obligations under the Credit Agreement. The 122 Partners Note was subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the 122 Partners Note. Obligations under the 122 Partners Note were secured by substantially all of the Promissory Note Borrower’s assets, subject to the senior rights of the lenders under the Credit Agreement. On April 30, 2020, pursuant to an amendment to the subordinated debt financing letter agreement, the Promissory Note Borrower and 122 Partners, LLC agreed to extend the maturity date of the 122 Partners Note to April 30, 2021. On March 22, 2021, the Promissory Note Borrower executed a second amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2022. On June 30, 2022, the Promissory Note Borrower executed a third amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended to April 1, 2023. On March 30, 2023, the Promissory Note Borrower executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. On September 6, 2023, the Promissory Note Borrower paid all the principal and interest outstanding as of that date.

The Promissory Note Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At June 30, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 21.44%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

On June 29, 2023, the Company, the Promissory Note Borrower, NRNS, Mr. Heiser and PITA Holdings, LLC (“PITA”) entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. In order to induce NRNS to enter into the Amendment, the Company extended the expiration date of certain warrants (See Note 9). The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note. No other changes were made to such NRNS Note.

Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,942,009 as of September 30, 2023.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,562,763 for the nine months ended September 30, 2023 and was primarily due to the provision for doubtful accounts and the depreciation and impairment on leased merchandise partially offset by the purchases of leased merchandise and the change in lease receivable.

Net cash used in operating activities was $27,545,463 for the nine months ended September 30, 2022 was primarily due to the purchases of leased merchandise, participation in loans and the change in accounts receivable partially offset by the add back of depreciation and impairment on leased merchandise and provision for doubtful accounts.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $5,136,639 comprised of the use of $4,565,819 for the purchase of property and equipment, including capitalized software costs, and $570,820 of data costs.

For the nine months ended September 30, 2022, net cash used in investing activities was $6,075,872 comprised of $ 4,855,150 for the purchase of property and equipment, including capitalized software costs, and $1,220,722 of data costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,138,336 for the nine months ended September 30, 2023 primarily due to the funds borrowed under the Credit Agreement of $7,800,000 offset by repayments of amounts borrowed under the Credit Agreement of $2,795,000, repayment of Basepoint credit agreement of $1,500,000 and repayment of 122 Partner Note for $1,000,000

Net cash provided by financing activities was $34,282,779 for the nine months ended September 30, 2022 due to $32,855,000 of funds drawn on the Credit Agreement and $7,000,000 of proceeds from promissory notes partially offset by loan repayments on the Credit Agreement of $5,730,000

Capital Resources and Financial Condition

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

Financial Impact of COVID-19 Pandemic

As of November 14, 2023, the Company is not experiencing any material impact from the COVID-19 Pandemic. However, our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future.

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

As of September 30, 2023, the material weakness described above was remediated as management of the Company increased the use of external consultants.

The Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2023.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and under a similar item in subsequent reports. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

If we cannot realize the deferred tax asset, a valuation allowance will be recorded, which would harm the financial results of our business.

A valuation allowance must be established for deferred tax assets when it is more-likely-than-not (a probability level of more than 50%) that they will not be realized. All available evidence, both positive and negative, must be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets (“DTA”) is needed.

We believe that it is more likely than not that the DTA will be fully realizable and there is no need to create a valuation allowance for the DTA as of September 30, 2023. However, no assurance can be given that we will be able to realize the deferred tax asset as this is dependent on certain future events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 17, 2023, the Board of Directors authorized a share repurchase program to acquire up to $2 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 18 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchases shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. The shares of common stock when repurchased by the Company will become treasury shares.

The Company purchased under the share repurchase program 100,775 shares of common stock for a net cost of $100,225 for the three and nine months ended September 30, 2023.

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

FLEXSHOPPER, INC.

Date: November 14, 2023	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)