Form 10-K
period 2023-12-31
FlexShopper, Inc.
filed 2024-04-01
CIK 1397047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $16,272,000 (based on the price at which the Registrant’s common stock was last sold on June 30, 2023 of $1.28 per share).

The number of shares outstanding of the Registrant’s common stock, as of April 1, 2024, was 21,752,304.

Documents incorporated by reference: The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2024 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by that section. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” “strategy,” “future,” “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding the expansion of our consumer offerings, including our lease-to-own program and loan program, expectations concerning our arrangements with retailers, marketing efforts, investments in and the success of our underwriting technology and risk analytics platform, our ability to collect payments due from customers, expected future operating results, and expectations concerning our business strategies.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	general economic conditions, including inflation, rising interest rates, and other adverse macro-economic conditions;

●	the impact of deteriorating macro-economic environment on our customer’s ability to make the payment they owe our business and on our proprietary algorithms and decisioning tools used in approving customers to be indicative of a customer’s ability to perform;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to compete in a highly competitive industry;

●	our ability to attract and onboard a new bank partner that originates the loans in the bank partner loan model:

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	our ability to attract and retain key executives and employees;

●	our ability to realize the deferred tax asset; and

●	the other risks and uncertainties described in Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.

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

ii

PART I

Item 1. Business.

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”’ “FlexShopper”, “we,” “us,” “our” and similar expressions are references to FlexShopper, Inc. and its consolidated subsidiaries.

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

We believe that our LTO programs, which are designed to improve the quality of life of our customers by providing them the ability to obtain ownership of high-quality durable products under an affordable payment arrangement, support broad untapped expansion opportunities for us within the U.S. consumer retail and e-commerce marketplaces. Central to our business model is our LTO Engine, the proprietary technology that we developed and use to automate the online process for consumers to receive payment terms and spending limits and to enter into leases for durable goods, all within minutes. The LTO Engine allows us to operate through three strategic sales channels: (i) selling directly to consumers via our online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (ii) utilizing our LTO payment method at check-out on our merchant partners’ e-commerce sites and (iii) facilitating LTO transactions with retailers in their physical locations both through their in-store terminals and FlexShopper applications accessed via the Internet. For the year ended December 31, 2023, we generated approximately $132 million in gross lease revenues and fees.

In 2021, we began a test to market an unsecured, consumer loan product for our bank partner. In the bank partner origination model, applicants who apply and obtain a loan through our online platform are underwritten, approved, and funded by the bank partner. Similar to our LTO option, the product provides flexibility to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations in-line with the majority of other states. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s broad national presence to enable improved credit access to consumers. This model has been tested in the credit card and mortgage industries and is a key growth enabler for the business. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partner holds loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. In 2023, FlexShopper purchased $390 thousand in loan participations and recognized $2.4 million in interest income in 2023. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. The Company is actively working on onbording a new bank partner for this loan model.

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

The Lease-Purchase Transaction

A lease-purchase transaction is a flexible alternative for consumers to obtain merchandise with no long-term obligation. Key features of our lease-purchase transactions include:

Brand name merchandise. FlexShopper offers well-known brands such as LG, Samsung, Sony and TCL home electronics; Frigidaire, General Electric, LG, Samsung and Whirlpool appliances; Apple, Asus, Dell, Hewlett Packard, Samsung and Toshiba computers and/or tablets; Samsung and Apple smartphones; Resident and Sealy Mattresses and Ashley furniture, among other brands.

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

Key Trends Driving the Industry

Over 50% of U.S. households with income between $50,000 and $100,000 with a credit card were also carrying a card balance, according to a May 2023 Federal Reserve report. Recently, demographic and socioeconomic trends have driven demand from these consumers, including a decline of purchasing power as inflation surpassed wage growth and with credit card balances reaching record highs. As of the third quarter of 2023, unsecured personal loan balances have reached a record high of $241 billion. Technology advances have enabled “instant” underwriting both in-store and online. Non-prime consumers recognize that they have more convenient options to acquire both secured and unsecured liquidity for goods and services. In addition, leading retailers are continuing to embrace “save the sale” financing.

Our Growth and Expansion Strategies

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

Expand our liquidity offerings for consumers. The bank partner loan product expanded FlexShopper’s reach beyond providers of durable goods to also include traditional and online retailers that provide non-durable goods and services. This significantly increases the total addressable market for our products. More recently, FlexShopper is now providing loans directly to consumers without the retailer component in order to find further ways to increase originations.

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

Omnichannel “save the sale” product for retailers. In retail, the phrase “save the sale” means offering consumers other finance options when they do not qualify for traditional credit. We believe that we have the best omnichannel solution for retailers to “save the sale” with LTO options. We believe no competitor has a LTO marketplace that provides retailers incremental sales with no acquisition cost. Additionally, compared to our peers, our product for consumers requires fewer application fields. We believe this leads to more in-store and online sales. Furthermore, by partnering with other liquidity providers, we are creating more sales and greater conversion rate for our retailer partners.

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

Intellectual Property

FlexShopper has been granted U.S. Patent Nos. 10,089,682, 10,282,778. 10,891,687, 2021/ 0,073,903 and 2022 / 0414758 (see page 14 for additional disclosures) by the U.S. Patent and Trademark Office (the “USPTO”) since 2018. These patents are for a range of systems, including one that enables e-commerce servers to complete LTO transactions through their e-commerce websites and one that enables retailer devices to complete LTO transactions through their retailer web pages, as well as systems that further enable consumer devices to modify received retailer web pages to indicate LTO payments in association with transaction-eligible products as part of LTO transactions through the retailer web pages. FlexShopper may file additional patent applications in the future. We can provide no assurance that FlexShopper will be granted any additional patents by the USPTO. We believe certain proprietary information, including our underwriting model, and our patented and patent-pending systems are central to our business model and we believe they give us a key competitive advantage. We also rely on trademark and copyright law, trade secret protection, and confidentiality, license and work product agreements with our employees, customers, and others to protect our proprietary rights.

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

As of December 31, 2023, we had 204 full-time employees, including individuals in our corporate office and individuals in operations center. As of that date, none of our employees were governed by collective bargaining agreements or were members of a union. We foster an environment that is sustainably safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information presented in this Form 10-K and other public filing with the SEC, in evaluating us and our business. Any of the following risks, as well as other risks and uncertainties, could harm our business and financial results and cause the value of our securities to decline.

Risks Related to Our Business, Operations and Technology

Our business liquidity and capital resources are dependent upon our Credit Agreement with an institutional lender and our compliance with the terms of that agreement. FlexShopper, through FlexShopper 2, LLC (the “Borrower”), is party to a credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association, various lenders from time to time party thereto and Powerscourt Investments 50, LP (the “Lender”). Under the terms of the Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender, based on the Borrower’s cash on hand and Amortized Order Value of its Eligible Leases (as such terms are defined in the Credit Agreement). The Commitment Termination Date of the Credit Agreement is April 1, 2026; the maturity date is April 1, 2027. The Lender was granted a security interest in certain leases as collateral under the Credit Agreement and the interest rate charged on amounts borrowed was set at SOFR (Secured Overnight Financing Rate) plus 9% per annum. As of December 31, 2023, the outstanding balance under the Credit Agreement was $96,455,000.

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

If we are unable to attract and onboard new bank partners, our business, financial condition and results of operations could be adversely affected. For the year ended December 31, 2023, approximately 1% of our net loan originations were generated from loans originated by our bank partner and facilitated by our platform. Our bank partner ceased their operations with us in 2023, and the number of loans facilitated through our platform decreased and our revenue and revenue growth rates could be adversely affected. Our sales and onboarding process with a new bank partner can be long and unpredictable. If we are unable to timely onboard our bank partner, our results of operations could be adversely affected. In addition, regulators may require that our bank partner terminate or otherwise limit its business with us; impose regulatory pressure limiting its ability to do business with us; or directly examine and assess our records, risk controls and compliance programs as they relate to our interactions with the bank partner (and thereafter limit or prohibit future business between that bank partner and us). We could in the future have disagreements or disputes with our bank partner, which could negatively impact or threaten our relationship with them. In our agreement with our bank partner, we made certain representations and warranties and covenants concerning our compliance with specific policies of a bank partner, our compliance with certain procedures and guidelines related to laws and regulations applicable to our bank partner, as well as the services to be provided by us. If those representations and warranties were not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted loans, and our reputation and ability to continue to attract new bank partners would be adversely affected. Additionally, our bank partner may engage in mergers, acquisitions or consolidations with each other, our competitors or with third parties, any of which could be disruptive to our existing and prospective relationships with our bank partner.

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

Our customers can return merchandise without penalty. When our customers acquire merchandise through the FlexShopper LTO program, we purchase the merchandise from the retailer and enter the lease-to-own relationship with the customer. Because our customers can return merchandise without penalty, there is risk that we may end up owning a significant amount of merchandise that is difficult to monetize. While we have factored customer returns into our business model, customer return volume may exceed the levels we expect, which could adversely impact our collections, revenues and our financial performance. Returns totaled less than 2% of leased merchandise for the year ended December 31, 2023.

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

Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business. We are required to comply with a variety of reporting, accounting and other rules and regulations. As a public reporting company subject to the rules and regulations established from time to time by the SEC and the Nasdaq Capital Market, we are required to, among other things, establish and periodically evaluate procedures with respect to our disclosure controls and procedures. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify, on an annual basis, that our internal control over financial reporting is effective. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures, and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

As of December 31, 2023, the material weakness described above was remediated as management of the Company increased the use of external consultants.

Risks Relating to our Stock

Because of their significant stock ownership and ability to select a nominee to our Board of Directors, certain beneficial owners of our stock, as well as our executive officers and directors, will be able to exert control over the Company and significant corporate decisions. B2 FIE V LLC (“B2 FIE”), a holder of series 2 convertible preferred stock and the right to nominate a director on our Board, beneficially owns 21.0% of the voting power of our outstanding stock as of February 29, 2024. Our secured lender beneficially owns 5.9% of the voting power of our outstanding stock as of February 29, 2024. Also, our executive officers and other directors beneficially own an additional 26.8% of the voting power of our outstanding stock as of the same date. In the event that they act in concert on future stockholder matters, such persons may have the ability to affect the election of all of our directors and the outcome of all issues submitted to our stockholders. Such concentration of ownership could limit the price that certain investors might be willing to pay in the future for shares of common stock and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Pursuant to the Investor Rights Agreement entered into in connection with its investment in the Company, B2 FIE currently has the right to designate one nominee on our Board of Directors. As a result, the presence of directors on our Board of Directors nominated by these investors enables such investors to influence and impact future actions taken by our Board of Directors.

The price of our common stock has fluctuated significantly and is likely to continue to do so. During the fiscal year ended December 31, 2023, the closing price for our common stock on The Nasdaq Capital Market ranged from $0.72 to $2.21 per share. The market price for our common stock can fluctuate as a result of a variety of factors, including the factors listed in this Risk Factors section, many of which are beyond our control. These factors include: actual or anticipated variations in quarterly operating results; announcements of new services by our competitors or us; announcements relating to strategic relationships or acquisitions; dilution caused by additional equity issuances; our ability to meet market expectations with respect to the growth and profitability; quarterly variations in our competitors’ results of operations; state or federal legislative or regulatory proposals, initiatives, actions or changes that are, or are perceived to be, adverse to our operations; changes in financial estimates or other statements by securities analysts; and other changes in general economic conditions. Because of this, we may fail to meet or exceed the expectations of our stockholders or others, and the market price for our common stock could fluctuate as a result. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

If we cannot continue to satisfy The Nasdaq Capital Market continued listing standards and other Nasdaq rules, our common stock could be delisted, which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock. Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1.0 million and stockholders’ equity of at least $2.5 million; (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and a market value of all listed securities of at least $35.0 million; or (iii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by our executives officers, directors and 10% or more stockholders) of at least $1.0 million and net income from continuing operations of at least $500,000 (in the latest fiscal year or in two of the last three fiscal years).

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Cybersecurity is an integral part of our risk management processes and an area of focus for the Board of Directors and management team. The Audit Committee is responsible for the cybersecurity component of our IT operations, and the Audit Committee reviews the status of ongoing efforts and incidents in Board of Directors meetings. The Board-level Audit Committee and management as a whole acts as the Cybersecurity Committee. They maintain and improve our cybersecurity strategy based on most current industry developments and recent incidents as needed. The Cybersecurity Committee meeting occurs annually, with less formal status update meetings happening more often and as necessary. The members of the Cybersecurity Committee have prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the Cybersecurity Committee.

Item 2. Properties.

Our principal executive office is located in Boca Raton, Florida, where we currently lease 21,622 square feet of office space to accommodate our business and employees. The monthly rent for this space is approximately $31,500 with annual 3% increases throughout the lease term on the anniversary of the commencement date throughout the initial 108-month term. Our lease extends through June 30, 2028. We believe this office is adequate for our current and presently foreseeable needs.

As part of the Revolution Transaction (See Note 13 in the accompanying Consolidated Financial Statements), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of December 31, 2023, 33 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Idaho, Michigan, Mississippi, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $2,000 per month.

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

Holders of Record

As of April 1, 2024, there were 124 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our series 2 convertible preferred stock accrues dividends on its $1,000 stated value at an annual rate of 10% compounded annually. Cumulative accrued dividends on our series 2 convertible preferred stock, as of December 31, 2023, totaled $23,188,014 (see Note 8 in the accompanying Consolidated Financial Statements).

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

The following table presents information with respect to purchases of common stock made during the three months period ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Dollar Value of Shares that may yet be Purchased Under Publicly Announced Programs
October 1- October 31	46,297	1.03	46,297	1,851,107
November 1- November 30	16,957	1.01	16,957	1,833,243
December 1- December 31	-	-	-	1,833,243

The Company purchased under the share repurchase program 164,029 shares of common stock for a net cost of $166,757 for the year ended December 31, 2023.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K.

Overview

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers  by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets and wearables), smartphones, tires, jewelry and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods within seconds. FlexShopper’s primary LTO sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels. Our B2C customers can acquire well-known brands such as Apple, Samsung, Sony, Frigidaire, General Electric, LG, Whirlpool, Hewlett Packard, Asus, Dell and Ashley at flexshopper.com. Concurrently, e-tailers and retailers FlexShopper’s may increase their sales by utilizing FlexShopper’s B2B channel to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s LTO sales channels include (1) selling directly to consumers via the online FlexShopper.com LTO Marketplace featuring thousands of durable goods, (2) utilizing our LTO payment method at check-out on our partners’ e-commerce sites and (3) facilitating LTO transactions with retailers in their physical locations both through their in-store terminals and FlexShopper applications accessed via the Internet.

In 2021, we began to market an unsecured, consumer loan product for our bank partner. In the bank partner origination model, applicants who apply and obtain a loan through our online platform are underwritten, approved, and funded by the bank partner. The product provides flexibility for FlexShopper to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s national presence to enable improved credit access to consumers. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partner holds loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. In the year ended December 31, 2023, FlexShopper purchased $389 thousand in loan participations, and recognized $2.4 million, in interest income. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. The Company is actively working on onboarding a new bank partner for this loan model.

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Lease receivables	$64,749,918	$48,618,843
Allowance for doubtful accounts	(19,954,828)	(13,078,800)
Lease receivables, net	$44,795,090	$35,540,043

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $35,629,619 for the twelve months ended December 31, 2023 and $72,044,958 for the twelve months ended December 31, 2022.

	December 31, 2023	December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	42,505,647	57,420,480
Accounts written off	(35,629,619)	(72,044,958)
Ending balance	$19,954,828	$13,078,800

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

Key Performance Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key performance metrics for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$131,634,768	$154,535,446	$(22,900,678)	(14.8)
Provision for doubtful accounts	(42,505,647)	(57,420,480)	14,914,833	(26.0)
Gain on sale of lease receivables	2,814,608	8,821,106	(6,006,498)	(68.1)
Net lease billing and fees	$91,943,729	$105,936,072	$(13,992,343)	(13.2)
Loan revenues and fees	14,813,424	16,680,080	(1,866,656)	(11.2)
Net changes in the fair value of loan receivables	10,217,854	(9,559,979)	19,777,833	(206.9)
Net loan revenues	$25,031,278	$7,120,101	$17,911,177	251.6
Total revenues	$116,975,007	$113,056,173	$3,918,834	3.5
Depreciation and impairment of lease merchandise	(56,288,128)	(72,556,431)	16,268,303	(22.4)
Loans origination costs and fees	(6,007,598)	(3,384,013)	(2,623,585)	77.5
Gross profit	$54,679,281	$37,115,729	$17,563,552	47.3
Gross profit margin	47%	33%

	2023	2022	$ Change	% Change
Adjusted EBITDA:
Net (loss)/ income	$(4,233,617)	$13,631,719	$(17,865,336)	(131.1)
Income taxes	(989,809)	(16,635,051)	15,645,242	(94.0)
Amortization of debt issuance costs	571,538	228,843	342,695	149.8
Amortization of discount on the promissory note related to acquisition	236,952	19,746	217,206	1,100.0
Other amortization and depreciation	7,881,110	4,769,614	3,111,496	65.2
Interest expense	18,105,282	10,912,808	7,192,474	65.9
Stock-based compensation	1,677,708	997,830	679,878	68.1
Gain on bargain purchase	-	(14,461,274)	14,461,274
Adjusted EBITDA	$23,249,164	$(535,765)	$23,784,929	(4,439.4)

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

Results of Operations

The following table details operating results for the twelve months ended December 31, 2023 and 2022:

	2023	2022	$ Change	% Change

Gross lease billings and fees	$131,634,768	$154,535,446	$(22,900,678)	(14.8)
Provision for doubtful accounts	(42,505,647)	(57,420,480)	14,914,833	(26.0)
Gain on sale of lease receivables	2,814,608	8,821,106	(6,006,498)	(68.1)
Net lease billing and fees	$91,943,729	$105,936,072	$(13,992,343)	(13.2)
Loan revenues and fees	14,813,424	16,680,080	(1,866,656)	(11.2)
Net changes in the fair value of loan receivables	10,217,854	(9,559,979)	19,777,833	(206.9)
Net loan revenues	$25,031,278	$7,120,101	$17,911,177	251.6
Total revenues	$116,975,007	$113,056,173	$3,918,834	3.5
Depreciation and impairment of lease merchandise	(56,288,128)	(72,556,431)	16,268,303	(22.4)
Loans origination costs and fees	(6,007,598)	(3,384,013)	(2,623,585)	77.5
Marketing	(7,620,795)	(11,031,695)	3,410,900	(30.9)
Salaries and benefits	(12,499,099)	(10,991,477)	(1,507,622)	13.7
Other operating expenses	(24,547,729)	(21,395,767)	(3,151,962)	14.7
Net change in fair value of promissory note related to acquisition	3,678,689	-	3,678,689
Operating income/ (loss)	13,690,347	(6,303,210)	19,993,557	(317.2)
Gain on bargain purchase	-	14,461,274	(14,461,274)	(100.0)
Interest expense including amortization of debt issuance costs	(18,913,773)	(11,161,396)	(7,752,377)	69.5
Income taxes	989,809	16,635,051	(15,645,242)	(94.0)
Net (loss)/ income	$(4,233,617)	$13,631,719	$(17,865,336)	(131.1)

FlexShopper originated 96,118 gross leases less same day modifications and cancellations for the twelve months ended December 31, 2023 compared to 128,100 gross leases less same day modifications and cancellations for the comparable period last year. Net lease revenues for the twelve months ended December 31, 2023 were $91,943,729 compared to $105,936,072 for twelve months ended December 31, 2022, representing a decrease of $13,992,343 or 13.2%. In the year 2023, the average origination value per lease was higher compared to the year 2022 but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 32% and 37% for twelve months ending December 31, 2023 and 2022, respectively. For the twelve months ended December 31, 2023 and 2022, FlexShopper sold leases in default that were fully mature for $2,962,573 and $9,227,937, respectively, and paid fees over that sale for $147,965 and 406,831, respectively, which generated a gain on sale of lease receivables of $2,814,608 and $8,821,106, respectively. In 2022, the gain on sale of lease receivable included the sale of old defaulted mature lease portfolio that was not sold in previous years due to unfavorable market conditions.

Net loan revenues for the bank partner loan model for twelve months ended December 31, 2023 were $14,792,650 compared to $5,262,000 for twelve months ended December 31, 2022, representing an increase of $9,530,651 or 181%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 373 loans for twelve months ended December 31, 2023 compared to 26,209 loans for twelve months ended December 31, 2022. Our bank partner sold to the Company a 95% participation interest for each loan originated in those periods. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. The Company is actively working on onboarding a new bank partner for this loan model.

Net loan revenues for our state license loan model for the twelve months ended December 31, 2023 were $8,380,527 compared to $1,858,101 for the twelve months ended December 31, 2022. The Company acquired this business at the end of 2022. For the state license loan model, the Company originated 139,262 loans in the year ending December 31, 2023.

Depreciation and impairment of lease merchandise for the twelve months ended December 31, 2023 was $56,288,128 compared to $72,556,431 for twelve months ended December 31, 2022, representing a decrease of $16,268,303 or 22.4%. As the Company’s lease portfolio and revenues decrease, the depreciation associated with the lease portfolio also decreases. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in depreciation and impairment of lease merchandise relative to lease revenue.

Loans origination cost and fees for twelve months ended December 31, 2023 was $6,007,598 compared to $3,384,013 for twelve months ended Decembers 31, 2022, representing an increase of $2,623,585 or 77.5%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products. The increase is also related to the share of net revenues with franchisees.

Marketing expenses in twelve months ended December 31, 2023 were $7,620,795 compared to $11,031,695 in the twelve months ended December 31, 2022, a decrease of $3,410,900 or 30.9%. Due to the macroeconomic conditions along with tightening approval rates, the Company has slowed down the marketing expenses.

Salaries and benefits expense in twelve months ended December 31, 2023 were $12,499,099 compared to $10,991,477 in twelve months ended December 31, 2022, an increase of $1,507,622 or 13.7%. Generally, the salary and benefits expense should directionally move with the change in lease and loans originations and the overall size of the portfolios albeit at a slower rate. The addition of employees for the state license loan model contributed to the increase in salaries and benefits.

Other operating expenses for the years ended December 30, 2023 and 2022 included the following:

	2023	2022
Amortization and depreciation	$7,881,110	$4,769,614
Computer and internet expenses	4,359,183	4,648,892
Legal and professional fees	3,163,530	4,124,832
Merchant bank fees	1,737,310	1,916,994
Customer verification expenses	577,556	869,474
Stock-based compensation expense	1,677,708	997,830
Insurance expense	632,403	611,995
Office and telephone expense	1,268,694	1,413,183
Rent expense	1,288,488	772,985
Advertising and recruiting fees	160,809	602,392
Travel expense	595,472	503,650
Other	1,205,466	163,926
Total	$24,547,729	$21,395,767

Amortization and depreciation expenses in the twelve months ended December 31, 2023 were $7,881,110 compared to $4,769,614 in the twelve months ended December 31, 2022, representing an increase of $3,111,496 or 65.2%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of the intangible assets acquired in the Revolution Transaction (See Note 13 in the accompanying Consolidated Financial Statements). The rest of the increase is related to the amortization of capitalized of data not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the twelve months ended December 31, 2023 were $4,359,183 compared to $4,648,892 in the twelve months ended December 31, 2022, representing a decrease of $289,709 or 6.2%. A significant portion of computer and internet expense is related to scaling both the consumer facing website and the Company’s back-end billing and collection systems. Also, some of these expenses are related to expanding the IT infrastructure in preparation for new products offered by the company.

Merchant bank fees expenses in the twelve months ended December 31, 2023 were $1,737,310 compared to $1,916,994 in the twelve months ended December 31, 2022, representing a decrease of $179,684 or 9.4%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers and therefore a decrease in gross lease billings and fees and a more efficient collection process is the main driver for the decrease in merchant bank fees.

Customer verification expenses in the twelve months ended December 31, 2023 were $577,556 compared to $869,474 in the twelve months ended December 31, 2022, representing a decrease of $291,918 or 33.6%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The reduction in marketing expense and the optimization of underwriting and data science costs contributed to the decrease in this expense.

Stock compensation expense in the twelve months ended December 31, 2023 was $1,677,708 compared to $997,830 in the twelve months ended December 31, 2022, representing an increase of $679,878 or 68.1%. With the passing of Richard House, Jr, our former CEO, on March 16, 2023, and according to his employment agreement, the Company vested all his outstanding stock options which contributed to the increase in this expense.

Rent expense in the twelve months ended December 31, 2023 was $1,288,488 compared to $772,985 in the twelve months ended December 31, 2022, representing an increase of $515,503 or 66.7%. The increase is related to the monthly lease expense for the storefronts we acquired in the Revolution Transaction.

Gain on bargain purchase in the twelve months ended December 31, 2023 was zero compared to $14,461,274 in the twelve months ended December 31, 2022, a decrease of $14,461,274. This gain is related to the acquisition of the material net assets of Revolution Financial, Inc business in the last quarter of 2022, where the fair value of the net assets acquired exceed the fair value of the purchase price consideration.

Income taxes in the twelve months ended December 31, 2023 were $989,809 (benefit) compared to $16,635,051 (benefit) in the twelve months ended December 31, 2022, a decrease of $15,645,242 or 94.0%. The variation was mainly due to the release of the $12.5 million valuation allowance of the Company’s deferred tax asset during the second quarter of 2022 as well as the taxable loss incurred in 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash and restricted cash of $4,413,130 compared to $6,173,349 as of December 31, 2022. The decrease in cash from December 31, 2022 was primarily due to the increase in lease merchandise and lease receivables, the purchase of property and equipment, the repayment of loan payable under the Credit Agreement, and the repayment of the 122 Partner Note, offset by the depreciation of lease merchandise, the provision for doubtful accounts, and the proceeds from loan payable under Credit Agreement.

As of December 31, 2023, the Company had lease receivables of $64,749,918 net of an allowance for doubtful accounts of $19,954,828 totaling $44,795,090. Lease receivables are principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of December 31, 2023, the Company had loan receivables at fair value of $35,794,290 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using a discounted cash flow model.

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

The Company borrowed under the Credit Agreement $18,050,000 for twelve months ended December 31, 2023, and $36,455,000 for twelve ended December 31, 2022. The Company repaid under the Credit Agreement $2,795,000 for twelve months ended December 31, 2023, and $5,730,000 for twelve ended December 31, 2022.

On March 27, 2024, the Company refinanced all the obligations under the Credit Agreement owed to the Administrative Agent and the Lenders, and all liens held by any of the Lenders, or the Administrative Agent were discharged and released. The Administrative Agent, the Lenders and the Company terminated the Credit Agreement.

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum.

The 2024 Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, deficiencies in the borrowing base, and bankruptcy events.

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

The Promissory Note Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At June 30, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 21.47%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

On June 29, 2023, the Company, the Promissory Note Borrower, NRNS, Mr. Heiser and PITA Holdings, LLC (“PITA”) entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. In order to induce NRNS to enter into the Amendment, the Company extended the expiration date of certain warrants (See Note 8). The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note. No other changes were made to such NRNS Note.

Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,948,624 as of December 31, 2023.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $6,664,520 for the year ended December 31, 2023 and was primarily due to the purchases of leased merchandise, the change in lease receivable and the change in the fair value of loan receivables at fair value partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Net cash used in operating activities was $31,236,936 for the year ended December 31, 2022 and was primarily due to the purchases of leased merchandise, participation in loans, the change in lease receivable, and change in deferred income tax, partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $7,561,259 comprised of the use of $1,091,413 for the purchase of property and equipment, $5,243,863 of capitalized software costs, and $1,225,983 of data costs.

For the year ended December 31, 2022, net cash used in investing activities was $5,200,645 comprised of $1,257,678 for the purchase of property and equipment, $5,240,437 for capitalized software costs and $1,640,885 for data costs. This was offset by the acquisition of $2,938,355 of cash in a business combination.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12,465,560 for the year ended December 31, 2023 primarily due to the funds drawn on the Credit Agreement of $18,050,000 offset by the repayments of amounts borrowed under the Credit Agreement of $4,295,000, the repayment of loan payable under Basepoint credit agreement of $1,500,000, and the repayment of promissory note to related parties of $1,000,000.

Net cash provided by financing activities was $37,516,288 for the year ended December 31, 2022 primarily due to the funds drawn on the Credit Agreement of $36,455,000 and $7,000,000 from proceeds of promissory note, offset by repayments of amounts borrowed under the Credit Agreement of $5,730,000.

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

Financial Impact of COVID-19 Pandemic

As of April 1, 2024, the Company is not experiencing any material impact from the COVID-19 Pandemic. However, our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future.

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

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

Our Independent Registered Public Accounting Firm is Grant Thornton LLP (PCAOB ID: 248)

The report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements and Schedules is set forth beginning on F-1.

FLEXSHOPPER, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

FlexShopper, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FlexShopper, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures related to the allowance for doubtful accounts on lease receivables included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the allowance model, including controls over the completeness and accuracy of information used in the model and management review controls over the model.

●	We assessed the reasonableness of the methodology used by management to determine the allowance.

●	We sampled leases and tested the underlying data including the lease amount, lease aging, and completeness and accuracy of the application of lease payments during 2023.

●	We recomputed historical collection rates and the allowance for the year ended December 31, 2023.

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

Our audit procedures related to the fair value measurement of loan receivables included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the loan receivables valuation model, including controls over the completeness and accuracy of information used in the model and management review controls over the model.

●	We confirmed loan balances with the third-party loan servicer.

●	We sampled loans and tested the underlying data.

●	With the assistance of an internal specialist, we independently determined the fair value measurement of loan receivables as of December 31, 2023 and compared it to management’s fair value measurement for reasonableness.

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

Our audit procedures related to the realizability of the federal deferred tax asset included the following, among others:

●	We obtained an understanding of management’s process and evaluated the design of controls related to the realizability of the federal deferred tax asset.

●	With the assistance of an internal specialist, we reviewed the valuation models for reasonableness and tested the assessment of the realizability of the federal deferred tax asset, including testing the calculations related to the potential limitation of tax attributes, and testing the schedule of reversing temporary differences.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Fort Lauderdale, FL

April 1, 2024

FLEXSHOPPER, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$4,413,130	$6,051,713
Restricted cash	-	121,636
Lease receivables, net	44,795,090	35,540,043
Loan receivables at fair value	35,794,290	32,932,504
Prepaid expenses and other assets	3,300,677	3,489,136
Lease merchandise, net	29,131,440	31,550,441
Total current assets	117,434,627	109,685,473

Property and equipment, net	9,308,859	8,086,862
Right of use asset, net	1,237,010	1,406,270
Intangible assets, net	13,391,305	15,162,349
Other assets, net	2,175,215	1,934,728
Deferred tax asset, net	12,943,361	12,013,828
Total assets	$156,490,377	$148,289,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,139,848	$6,511,943
Accrued payroll and related taxes	578,197	310,820
Promissory notes to related parties, including accrued interest	198,624	1,209,455
Accrued expenses	3,972,397	3,988,093
Lease liability - current portion	245,052	208,001
Total current liabilities	12,134,118	12,228,312
Loan payable under credit agreement to beneficial shareholder, net of unamortized issuance costs of $70,780 at December 31,2023 and $352,252 at December 31,2022	96,384,220	80,847,748
Promissory notes to related parties, net of unamortized issuance costs of $649,953 at December 31, 2023 and $0 at December 31, 2022, and net of current portion	10,100,047	10,750,000
Promissory note related to acquisition, net of discount of $1,165,027 at December 31, 2022	-	3,158,471
Loan payable under Basepoint credit agreement, net of unamortized issuance costs of $92,963 at December 31, 2023	7,319,641	-
Purchase consideration payable related to acquisition	-	8,703,684
Lease liabilities, net of current portion	1,321,578	1,566,622
Total liabilities	127,259,604	117,254,837

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,752,304 shares at December 31, 2023 and 21,750,804 shares at December 31, 2022	2,176	2,176
Treasury shares, at cost- 164,029 shares at 2023	(166,757)	-
Additional paid in capital	42,415,894	39,819,420
Accumulated deficit	(35,824,200)	(31,590,583)
Total stockholders’ equity	29,230,773	31,034,673
	$156,490,377	$148,289,510

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022

Revenues:
Lease revenues and fees, net	$91,943,729	$105,936,072
Loan revenues and fees, net of changes in fair value	25,031,278	7,120,101
Total revenues	116,975,007	113,056,173

Costs and expenses:
Depreciation and impairment of lease merchandise	56,288,128	72,556,431
Loan origination costs and fees	6,007,598	3,384,013
Marketing	7,620,795	11,031,695
Salaries and benefits	12,499,099	10,991,477
Operating expenses	24,547,729	21,395,767
Net change in fair value of promissory note related to acquisition	(3,678,689)	-
Total costs and expenses	103,284,660	119,359,383

Operating income/ (loss)	13,690,347	(6,303,210)

Gain on bargain purchase	-	14,461,274
Interest expense including amortization of debt issuance costs	(18,913,773)	(11,161,396)
Loss before income taxes	(5,223,426)	(3,003,332)
Benefit from income taxes	989,809	16,635,051
Net (loss)/ income	(4,233,617)	13,631,719

Dividends on Series 2 Convertible Preferred Shares	4,103,638	3,730,580
Net (loss)/ income attributable to common and Series 1 Convertible Preferred shareholders	$(8,337,255)	$9,901,139

Basic and diluted (loss)/ income per common share:
Basic	$(0.51)	$0.45
Diluted	$(0.51)	$0.44

WEIGHTED AVERAGE COMMON SHARES:
Basic	16,260,349	21,646,896
Diluted	16,260,349	22,425,354

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	170,332	$851,660	21,952	$21,952,000	21,442,278	$2,144	-	$-	$38,560,117	$(45,222,302)	$16,143,619
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	997,830	-	997,830
Exercise of stock options into common stock	-	-	-	-	308,526	32	-	-	261,473	-	261,505
Net income	-	-	-	-	-	-	-	-	-	13,631,719	13,631,719
Balance, December 31, 2022	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	-	$-	$39,819,420	$(31,590,583)	$31,034,673
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	1,677,708	-	1,677,708
Exercise of stock options into common stock	-	-	-	-	1,500	-	-	-	1,185	-	1,185
Extension of warrants	-	-	-	-	-	-	-	-	917,581	-	917,581
Purchases of treasury stock	-	-	-	-	-	-	164,029	(166,757)	-	-	(166,757)
Net loss	-	-	-	-	-	-	-	-	-	(4,233,617)	(4,233,617)
Balance, December 31, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	164,029	$(166,757)	$42,415,894	$(35,824,200)	$29,230,773

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(4,233,617)	$13,631,719
Adjustments to reconcile net (loss)/ income to net cash used in operating activities:
Depreciation and impairment of lease merchandise	56,288,128	72,556,431
Other depreciation and amortization	7,881,110	4,769,614
Amortization of debt issuance costs	571,538	228,843
Amortization of discount on the promissory note related to acquisition	236,952	19,747
Compensation expense related to stock-based compensation	1,677,708	997,830
Provision for doubtful accounts	42,505,647	57,420,480
Interest in kind added to promissory notes balance	-	155,093
Deferred income tax	(929,533)	(17,282,364)
Net change in fair value of promissory note related to acquisiton	(3,678,689)	-
Gain on bargain purchase	-	(14,461,274)
Net changes in the fair value of loan receivables at fair value	(10,217,854)	9,559,979
Changes in operating assets and liabilities, net of effects of acquisition:
Lease receivables	(51,760,694)	(67,487,369)
Loan receivables at fair value	7,356,068	(25,612,049)
Prepaid expenses and other assets	177,169	(1,670,836)
Lease merchandise	(53,869,127)	(63,164,760)
Purchase consideration payable related to acquisition	208,921	164,102
Promissory note related to acquisition	283,266	-
Lease liabilities	(30,268)	(14,488)
Accounts payable	627,905	(1,976,844)
Accrued payroll and related taxes	267,377	(80,258)
Accrued expenses	(26,527)	1,009,468
Net cash used in operating activities	(6,664,520)	(31,236,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in business combination	-	2,938,355
Purchases of property and equipment, including capitalized software costs	(6,335,276)	(6,498,115)
Purchases of data costs	(1,225,983)	(1,640,885)
Net cash used in investing activities	(7,561,259)	(5,200,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	18,050,000	36,455,000
Repayment of loan payable under credit agreement	(2,795,000)	(5,730,000)
Repayment of loan payable under Basepoint credit agreement	(1,500,000)	-
Repayment of promissory notes to related parties	(1,000,000)	-
Debt issuance related costs	(115,403)	(166,745)
Proceeds from exercise of stock options	1,185	261,505
Proceeds from promissory notes to related parties	-	7,000,000
Principal payment under finance lease obligation	(8,465)	(11,184)
Repayment of purchase consideration payable related to acquisition	-	(283,266)
Repayment of installment loan	-	(9,022)
Purchases of Treasury Stock	(166,757)	-
Net cash provided by financing activities	12,465,560	37,516,288

(DECREASE)/ INCREASE IN CASH and RESTRICTED CASH	(1,760,219)	1,078,707

CASH and RESTRICTED CASH, beginning of period	6,173,349	5,094,642

CASH and RESTRICTED CASH, end of period	$4,413,130	$6,173,349

Supplemental cash flow information:
Interest paid	$17,337,292	$10,289,334
Due date extension of warrants	$917,581	$-
Noncash investing and financing activities
Acquisition of loan receivables at fair value	$-	$13,320,326
Acquisition of property and equipment	-	136,249
Acquisition of intangible assets	-	15,307,894
Acquisition of purchase consideration payable related to acquisition	-	8,539,582
Acquisition of accounts payable	-	506,607
Acquisition of deferred tax liability	-	4,773,370
Issuance of promissory note related to acquisition	-	3,421,991

The accompanying notes to consolidated financial statements are an integral part of these statements.

FLEXSHOPPER, INC.

Notes To Consolidated Financial Statements

For the year ended December 30, 2023 and 2022

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

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of December 31, 2023 and 2022, the Company had no cash equivalents.

Restricted Cash – The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash as of December 31, 2022 consists primarily of cash required by our third-party banking partner to cover obligations related to loan participation.

The reconciliation of cash and restricted cash is as follows:

	December 31, 2023	December 31, 2022

Cash	$4,413,130	$6,051,713
Restricted cash	-	121,636
Total cash and restricted cash	$4,413,130	$6,173,349

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022

Lease receivables	$64,749,918	$48,618,843
Allowance for doubtful accounts	(19,954,828)	(13,078,800)
Lease receivables, net	$44,795,090	$35,540,043

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $35,629,619 for twelve months ended December 31, 2023, and $72,044,958 for twelve months ended December 31, 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning balance	$13,078,800	$27,703,278
Provision	42,505,647	57,420,480
Accounts written off	(35,629,619)	(72,044,958)
Ending balance	$19,954,828	$13,078,800

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

The net lease merchandise balances consisted of the following as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Lease merchandise at cost	$49,687,498	$62,379,920
Accumulated depreciation and impairment reserve	(20,556,058)	(30,829,479)
Lease merchandise, net	$29,131,440	$31,550,441

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

Net changes in the fair value of loan receivables included in the consolidated statements of operations in the line “loan revenues and fees, net of changes in fair value” were a gain of $10,217,854 for the twelve months ended December 31, 2023 and a loss of $9,559,979 for the twelve months ended December 31, 2022.

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

	Year ended December 31,
	2023	2022
Lease billings and accruals	$131,634,768	$154,535,446
Provision for doubtful accounts	(42,505,647)	(57,420,480)
Gain on sale of lease receivables	2,814,608	8,821,106
Lease revenues and fees	$91,943,729	$105,936,072

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $281,471 for twelve months ended December 31, 2023 and $227,568 for twelve months ended December 31, 2022.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $267,628 for twelve months ended December 31, 2023 and $1,274 for twelve months ended December 31, 2022.

Debt issuance costs incurred in conjunction with the Basepoint Credit Agreement entered into on June 7, 2023 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $22,439 for the twelve months ended December 31, 2023.

Intangible Assets – Intangible assets consist of a patent on the Company’s LTO payment method at check-out for third party e-commerce sites and of assets acquired in connection with Revolution Transaction (See Note 13). The patent is stated at cost less accumulated amortization. Patent costs are amortized by using the straight-line method over the legal life, or if shorter, the useful life of the patent, which has been estimated to be ten years.

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

For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $1,771,044 for the twelve months ended December 31, 2023 and $150,505 for the twelve months ended December 31, 2022.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $5,113,279 and $4,037,936 for the twelve months ended December 31, 2023 and 2022, respectively.

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $5,243,863 for twelve months ended December 31, 2023 and $5,240,437 for twelve months ended December 31, 2022. Capitalized software amortization expense was $3,964,738 for twelve months ended December 31, 2023 and $2,907,435 twelve months ended December 31, 2022.

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

Capitalized data costs amounted to $1,225,983 for twelve months ended December 31, 2023 and $1,640,885 for twelve months ended December 31, 2022. Capitalized data costs amortization expense was $996,787 for twelve months ended December 31, 2023 and $581,173 for twelve months ended December 31, 2022.

Capitalized data costs net of its amortization are included in the consolidated balance sheets in Other assets, net.

Impairment of Long-Lived Assets – We evaluate all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable by the undiscounted net cash flow they will generate. Impairment is recognized when the carrying amounts of such assets exceed their fair value. For the years ended December 31, 2023 and 2022, there were no impairments.

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	December 31,
	2023	2022
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	-	116,903
Common Stock Options	4,452,447	3,919,228
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	1,250,000	790,327
	14,028,557	13,152,568

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022
Numerator
Net (loss)/ income	$(4,233,617)	$13,631,719
Series 2 Convertible Preferred Stock dividends	(4,103,638)	(3,730,580)
Net loss attributable to common and Series 1 Convertible Preferred Stock	(8,337,255)	9,901,139
Net income attributable to Series 1 Convertible Preferred Stock	-	(140,374)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	38,416
Net (loss)/ income attributable to common shares - Numerator for basic and diluted EPS	$(8,337,255)	$9,799,181
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	16,260,349	21,646,896
Effect of dilutive securities:	-	-
Series 1 Convertible Preferred Stock	-	225,231
Common stock options and performance share units	-	351,576
Common stock warrants	-	201,651
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	16,260,349	22,425,354
Basic EPS	$(0.51)	$0.45
Diluted EPS	$(0.51)	$0.44

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

The Company utilizes the fair value option on its entire loan receivables portfolio purchased from its bank partner and for the portfolio acquired in the Revolution Transaction (See Note 13).

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2023 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$35,794,290	$48,076,705
Promissory note related to acquisition	-	-	-	-

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2022 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$32,932,504	$42,747,668
Promissory note related to acquisition	-	-	3,158,471	3,158,471

(1)	For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loan payable under the Credit Agreement, the carrying value of loan payable under Basepoint Credit Agreement, and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning balance	$32,932,504	$3,560,108
Purchases of loan participation	389,949	31,216,406
Obligation of loan participation	(12,931)	12,931
Purchase of loan portfolio in Revolution Transaction	-	13,320,326
Loan originations	57,554,746	5,519,303
Interest and fees(1)	14,801,188	16,680,080
Collections	(80,089,020)	(27,816,669)
Net charge off (1)	(11,041,155)	(10,653,751)
Net change in fair value(1)	21,259,009	1,093,770
Ending balance	$35,794,290	$32,932,504

(1)	Included in loan revenues and fees, net of changes in fair value in the consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	0%	92.5%	28.9%	2.0%	92.4%	40.8%
Servicing costs	-	-	4.7%	-	-	4.5%
Discount rate	-	-	20.1%	-	-	21.0%

(1)	Figure disclosed as a percentage of outstanding principal balance.

(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of December 31, 2023 and December 31, 2022 concerning loan receivables at fair value are as follows:

	December 31, 2023	December 31, 2022
Aggregate fair value of loan receivables that are 90 days or more past due	$27,828,083	$7,147,585
Unpaid principal balance of loan receivables that are 90 days or more past due	41,208,009	19,834,547
Aggregate fair value of loan receivables in non-accrual status	27,764,926	6,947,224

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2023, and 2022, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures of significant segment expenses on a quarterly and annual basis and is intended to improve the transparency of reportable segment disclosures. The adoption of ASU 2023-07 will be required for the Company beginning January 1, 2024. The adoption of this ASU did not have an impact on our financial statements as the Company has one operating and reporting segment.

In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60). This ASU requires certain crypto assets to be measured at fair value separately in the balance sheet and income statement each reporting period. This ASU also enhances the other intangible asset disclosure requirements. The adoption of ASU 2023-08 will be required for the Company beginning January 1, 2025. The adoption of this ASU will not have an impact on our financial statements as the Company doesn’t have any crypto assets.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of the annual income tax disclosures by requiring specific categories in the income tax rate reconciliation and disaggregation of income taxes paid by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of ASU 2023-09 will be required for the Company beginning January 1, 2025. We do not believe the adoption of this ASU will have a material impact on our financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

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

In September 2021, FlexShopper entered into a 12-month lease for an office space for approximately 18 people at the Battery at SunTrust Park at Georgia, Atlanta mainly to expand the sales team. This lease was renewed for another twelve month period with a monthly rent of approximately $8,800. This lease ended in September 2023. This lease was accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

As part of the Revolution Transaction (See Note 13), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred from franchisees after the Revolution Transaction. As of December 31, 2023, 33 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Idaho, Michigan, Mississippi, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,800 per month. These leases are accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s condensed consolidated balance sheets within the Right of use asset, net, Lease liability- current portion and Lease liabilities net of current portion.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Operating Lease Asset	Right of use asset, net	$1,233,538	$1,395,741
Finance Lease Asset	Right of use asset, net	3,472	10,529
Total Lease Assets		$1,237,010	$1,406,270

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$240,444	$199,535
Finance Lease Liability – current portion	Current Lease Liabilities	4,608	8,466
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,321,578	1,562,022
Finance Lease Liability – net of current portion	Long Term Lease Liabilities	-	4,600
Total Lease Liabilities		$1,566,630	$1,774,623

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

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $388,219 and $389,647 for the twelve months ended December 31, 2023 and December 31, 2022, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Twelve Months ended
	December 31,
	2023	2022
Cash payments for operating leases	$417,606	$405,443
Cash payments for finance leases	9,699	11,184

Below is a summary of undiscounted operating lease liabilities as of December 31, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the consolidated balance sheet.

Operating Leases

2024	$430,134
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,574
Total undiscounted cash flows	2,103,095
Less: interest	(541,073)
Present value of lease liabilities	$1,562,022

Below is a summary of undiscounted finance lease liabilities as of December 31, 2023. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the consolidated balance sheet.

Finance Leases

2024	$4,790
Total undiscounted cash flows	4,790
Less: interest	(182)
Present value of lease liabilities	$4,608

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	December 31, 2023	December 31, 2022
Furniture, fixtures and vehicle	2-5 years	$395,868	$395,468
Website and internal use software	3 years	25,786,321	20,542,457
Computers and software	3-7 years	4,763,115	3,672,103
		30,945,304	24,610,028
Less: accumulated depreciation and amortization		(21,636,445)	(16,523,166)
		$9,308,859	$8,086,862

Depreciation and amortization expense for property and equipment was $5,113,278 and $4,037,936 for the twelve months ended December 31, 2023 and 2022, respectively

5. INTANGIBLE ASSETS

The following table provides a summary of our intangible assets:

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(1,380,638)	11,363,729
Liberty Loan brand	10 years	1,952,371	(423,020)	1,529,351
Non-compete agreements	10 years	184,825	(66,742)	118,083
Non contractual customer relationships	5 years	340,218	(36,855)	303,363
Customer list	3 years	86,113	(9,334)	76,779
		$15,338,654	$(1,947,349)	$13,391,305

	December 31, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(28,876)	$1,884
Franchisee contract-based agreements	10 years	12,744,367	(106,203)	12,638,164
Liberty Loan brand	10 years	340,218	(2,835)	337,383
Non-compete agreements	10 years	86,113	(718)	85,395
Non contractual customer relationships	5 years	1,952,371	(32,540)	1,919,831
Customer list	3 years	184,825	(5,133)	179,692
		$15,338,654	$(176,305)	$15,162,349

Intangible assets amortization expense was $1,771,044 for the twelve months ended December 31, 2023 and $150,505 for twelve months ended December 31, 2022.

As of December 31, 2023, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following table:

Amortization Expense
2024	$1,769,160
2025	1,764,026
2026	1,707,552
2027	1,675,012
2028	1,317,072
Total	$8,232,822

6. PROMISSORY NOTES-RELATED PARTIES

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

Interest paid for the 122 Partner Note was $163,183 and $196,338 for the twelve months ended December 31, 2023 and 2022, respectively.

Interest expensed for the 122 Partner Note was $145,357 and $211,349 for the twelve months ended December 31, 2023 and 2022, respectively.

NRNS Note - FlexShopper LLC (the “Promissory Note Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At September 30, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 21.47%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

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

Interest paid for the NRNS Note was $2,298,395 and $1,541,493 for the twelve months ended December 31, 2023 and 2022, respectively.

Interest expensed for the NRNS Note was $2,305,389 and $1,677,103 for the twelve months ended December 31, 2023 and 2022, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2024	$-	$198,624
2025	$10,750,000	$-

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

On January 29, 2021, the Company and the Lender signed an Omnibus Amendment to the Credit Agreement. This Amendment extended the Commitment Termination Date to April 1, 2024, amended other covenant requirements, partially removed indebtedness covenants and amended eligibility rules. The interest rate charged on amounts borrowed is LIBOR plus 11% per annum. The Company paid the Lender a fee of $237,000 in consideration of the execution of this Omnibus Amendment. At December 31, 2023, amounts borrowed bear interest at 16.47%.

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

The Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the Credit Agreement). Upon a Permitted Change of Control (as defined in the Credit Agreement), FlexShopper must refinance the debt under the Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at December 31, 2023, follows:

	December 31, 2023
	Required Covenant	Actual Position
Equity Book Value not less than	$16,452,247	$29,230,773
Liquidity greater than	1,500,000	4,413,130
Cash greater than	500,000	4,413,130
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	3.93

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

The Company borrowed under the Credit Agreement $18,050,000 for the twelve months ended December 31, 2023, respectively, and $36,455,000 for the twelve ended December 31, 2022. The Company repaid under the Credit Agreement $2,795,000 for the twelve months ended December 31, 2023 and $5,730,000 for the twelve ended December 31, 2022.

Interest expense incurred under the Credit Agreement amounted to $13,927,252 for the twelve months ended December 31, 2023, and $8,902,935 for the twelve months ended December 31, 2022. The outstanding balance under the Credit Agreement was $96,455,000 as of December 31, 2023 and was $81,200,000 as of December 31, 2022. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $70,780 and $352,252 as of December 31, 2023 and December 31, 2022, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2026 (See Note 17), or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at December 31, 2023.

See Note 17 for subsequent events related to the loan payable under Credit Agreement.

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

As of December 31, 2023, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of December 31, 2023 and 2022, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of December 31, 2023 totaled $23,188,014. As of December 31, 2023, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

Warrants

In connection with the issuance of Series 2 Convertible Preferred Stock in June 2016, the Company issued to the placement agent in such offering warrants exercisable for 439 shares of Series 2 Convertible Preferred Stock at an initial exercise price of $1,250 per share. These warrants expired in June 2023.

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

The expense related to warrants was $917,581 for the twelve months ended December 31, 2023 and $0 for the twelve months ended December 31, 2022.

The following table summarizes information about outstanding stock warrants as of December 31, 2023 and 2022, all of which are exercisable:

Exercise	Common Stock Warrants	Weighted Average Remaining Contractual Life
Price	Outstanding	Dec 31, 2023	Dec 31, 2022
$1.25	1,055,184	2 years	1 year
$1.25	160,000	2 years	Less than 1 year
$1.34	40,000	2 years	Less than 1 year
$1.40	40,000	2 years	Less than 1 year
$1.54	40,000	2 years	Less than 1 year
$1.62	40,000	2 years	Less than 1 year
$1.68	40,000	2 years	2 years
$1.69	40,000	2 years	Less than 1 year
$1.74	40,000	2 years	Less than 1 year
$1.76	40,000	2 years	Less than 1 year
$1.91	40,000	2 years	Less than 1 year
$1.95	40,000	2 years	2 years
$2.00	40,000	2 years	Less than 1 year
$2.01	40,000	2 years	Less than 1 year
$2.08	40,000	2 years	2 years
$2.45	40,000	2 years	Less than 1 year
$2.53	40,000	2 years	Less than 1 year
$2.57	40,000	2 years	2 years
$2.70	40,000	2 years	3 years
$2.78	40,000	2 years	Less than 1 year
$2.79	40,000	2 years	2 years
$2.89	40,000	4 years	2 years
$2.93	40,000	2 years	Less than 1 year
$2.97	40,000	2 years	2 years
$3.09	40,000	3 years	2 years
$3.17	40,000	4 years	2 years
$3.19	40,000	2 years	3 years
$3.27	40,000	2 years	2 years
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

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. As of December 31, 2023, approximately 2,150,461 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense include the following components:

	Year Ended December 31,
	2023	2022
Stock options	$1,288,750	$997,830
Performance share units (“PSU”)	388,958	-
Total stock-based compensation	$1,677,708	$997,830

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the consolidated statements of operations was $1,677,708 for the twelve months ended December 31, 2022 and $997,830 for twelve months ended December 31, 2021. Unrecognized compensation cost related to non-vested options and PSU at December 31, 2022 amounted to $1,181,541, which is expected to be recognized over a weighted average period of 2.09 years.

Stock options:

The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model with the following weighted average assumptions:

	Year ended December 31, 2023	Year ended December 31, 2022
Exercise price	$0.83	$1.45
Expected life	6 years	6 years
Expected volatility	95%	71%
Dividend yield	0%	0%
Risk-free interest rate	3.59%	2.25%

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

Activity in stock options for the twelve months period ended December 31, 2023 and December 31, 2022 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	3,919,228	$1.97		$52,223
Granted	1,645,619	0.83		75
Exercised	(1,500)	0.79		345
Forfeited	(1,110,900)	1.90		4,400
Expired	-	-		-
Outstanding at December 31, 2023	4,452,447	$1.57	7.34	$2,152,602
Vested and exercisable at December 31, 2023	3,696,778	$1.65	7.10	$1,668,723

Outstanding at January 1, 2022	3,080,904	$2.06		$1,923,642
Granted	1,179,183	1.45		-
Exercised	(308,526)	0.85		480,029
Forfeited	(7,333)	2.22		2,273
Expired	(25,000)	1.70		-
Outstanding at December 31, 2022	3,919,228	$1.97	6.78	$52,223
Vested and exercisable at December 31, 2022	3,152,169	$2.02	6.52	$52,223

The weighted average grant date fair value of options granted during the twelve month period ended December 31, 2023 and December 31, 2022 was $0.62 and $0.90 per share, respectively.

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

Activity in performance share units for the twelve months ended December 31, 2023 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2023	790,327	$1.53
Granted	1,250,000	0.78
Forfeited/ unearned	(790,327)	1.53
Vested	-	-
Non- vested at December 31, 2023	1,250,000	$0.78

10. INCOME TAXES

Reconciliation of the benefit for income taxes from continuing operations recorded in the consolidated statements of operations with the amounts computed at the statutory federal tax rates for each year:

	2023	2022
Federal tax at statutory rate	$(1,096,920)	$(630,700)
State tax, net of federal tax	(91,893)	(736,962)
Tax impact on gain on bargain purchase	-	(3,036,868)
Permanent differences	168,215	123,933
Change in statutory rate	30,789	7,862
Change in valuation allowance	-	(12,525,690)
Other		163,374
Benefit/ (expense) for income taxes	$(989,809)	$(16,635,051)

Tax affected components of deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets (liabilities):
Equity based compensation	$677,514	$428,111
Allowance for doubtful accounts	4,981,308	3,240,968
Fixed assets	(4,715,210)	(8,479,349)
Lease impairment	151,328	989,120
Lease Liability	391,076	439,758
Right of use asset	(308,793)	(348,478)
Accrued expenses	(57,410)
Change in fair value of loans receivable	(5,684,857)	(375,222)
Tax credit carryforward	-	32,394
Sec 163(j) carryforward	3,269,003	-
Federal loss carry-forwards	15,266,448	16,219,665
State loss carry forward	4,111,334	4,567,883
Intangible assets	(5,138,380)	(4,701,022)
Other	-	-
Gross deferred tax	12,943,361	12,013,828
Valuation allowance	-	-
Net deferred tax assets/ liability	$12,943,361	$12,013,828

During the second quarter of 2022, the Company released the valuation allowance of the Company’s deferred tax asset recorded as of December 31, 2021. The Company had historical cumulative positive pre-tax income plus permanent differences. The realization of the deferred tax asset as of December 31, 2023 is more likely than not based on the Company’s projected taxable income.

The release of the deferred tax asset valuation allowance resulted in a tax benefit of approximately $12.5 million in the year ended December 31, 2022.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $72,697,376 and $21,800,909, respectively available to offset future income. Our federal loss carryforwards do not expire. The Company’s net operating losses may be subject to annual Section 382 of the Internal Revenue Code limitations due to ownership changes that could impact future realization.

The components of income tax benefits for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Current Income Tax:
Federal	$205,910	$-
State	(273,141)	754,505
Deferred Income Tax:
Federal	(1,168,681)	(13,439,360)
State	246,103	(3,950,196)
	$(989,809)	$(16,635,051)

The Company’s effective tax rate for the year ended December 31, 2023 and 2022 differs from the statutory rate of 21% primarily due to state income taxes, permanent differences and the release of the valuation allowance.

The Company files tax returns in the U.S. federal jurisdiction and various states.  At December 31, 2023, federal tax returns remained open for Internal Revenue Service review for tax years after 2018, while state tax returns remain open for review by state taxing authorities for tax years after 2019.  The IRS can examine net operating loss carryforwards from earlier years the extent utilized in years after 2019. During 2019, the Company was notified that its 2017 federal income tax return was selected for examination. In the second quarter of 2021, the IRS completed their review with no changes to the reported tax. There were no other federal or state income tax audits being conducted as of December 31, 2023.

The Company completed its analysis and review of all tax positions taken through December 31, 2023 and does not believe that there are any unrecognized tax benefits or liabilities related to tax positions taken on its income tax returns.

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

In consideration for the sale of the Revolution net assets, the Company issued an adjustable promissory note (“Seller Note”) with an initial principal amount of $5,000,000. The Seller Note matures on December 1, 2027, bears interest at 8% per annum and is subject to adjustment based upon the pre-tax net income of the acquired business in 2023. The fair value of the Seller Note as of the acquisition date was $3,421,991. The Seller Note, net of the discount, was $3,158,471 as of December 31, 2022. The Seller Note was included in the condensed consolidated balance sheets in the line Promissory note related to acquisition.

The Revolution Transaction includes the Buyer’s assumption of Revolution’s consumer loan portfolio, related cash and its credit facility (“Revolution Credit Facility”) as this facility is backed by the portfolio acquired. As of December 31, 2022, the Revolution Credit Agreement was not legally transferred to FlexShopper, so this liability was included in the condensed consolidated balance sheets on the line Purchase consideration payable related to acquisition as the Company was obligated for the outstanding balance as December 31, 2022. On June 7, 2023, the Revolution Credit Facility was legally transferred to FlexShopper (See Note 14)

The parties to the Asset Purchase Agreement have each made customary representations and warranties in the Asset Purchase Agreement and have agreed to indemnify each other for breaches of such representations and warranties. The Buyer’s primary recourse in the event of a claim is to offset the Seller Note equal to the indemnifiable losses subject to such claim.

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

As of December 31, 2023, the promissory note related to acquisition was adjusted based upon the pre-tax loss of the acquired business in 2023, and based on this the Company recognized in the year ended December 31, 2023 a positive net change in fair value of promissory note related to acquisition of $3,678,689.

14. BASEPOINT CREDIT AGREEMENT

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

The Existing Borrower with certain of its subsidiaries (collectively, the “Seller”) and Flex Revolution, LLC (the “Buyer”) entered into an Asset Purchase Agreement (See Note 13), pursuant to which the Seller agreed to, among other things, transfer substantially all of its assets to the Buyer.

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

The Basepoint Credit Agreement includes covenants requiring the Basepoint Borrower and the guarantor to maintain a minimum amount of liquidity that is no less than 5% of the current Borrowing Base and maintain a minimum amount of cash held in the concentration accounts of $200,0000. The tangible net worth of the Basepoint Borrower and the guarantor shall not be less than 10% of the current Borrowing Base and the Basepoint Borrower and the guarantor shall maintain a positive consolidated net income. The terms tangible net worth and positive consolidated net income for the purpose of calculating the covenants under the Basepoint Credit Agreement are defined in the agreement. The Company is in compliance with Basepoint Credit Agreement covenants as of December 31, 2023.

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

Interest expense incurred under the Basepoint Credit Agreement amounted to $1,094,926 for the twelve months ended December 31, 2023. The outstanding balance under the Basepoint Credit Agreement was $7,412,605 as of December 31, 2023. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $92,963 as of December 31, 2023. Interest is payable weekly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at December 31, 2023.

15. EMPLOYEE BENEFIT PLAN

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $162,618 and $145,161 for the years ended December 31, 2023 and 2022, respectively.

16. SHARE REPURCHASE PROGRAM

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

The Company purchased under the share repurchase program 164,029 shares of common stock for a net cost of $166,757 for the year ended December 31, 2023.

17. SUBSEQUENT EVENTS

On March 27, 2024, the Company refinanced all the obligations under the Credit Agreement owed to the Administrative Agent and the Lenders, and all liens held by any of the Lenders, or the Administrative Agent were discharged and released. The Administrative Agent, the Lenders and the Company terminated the Credit Agreement.

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum. The Company will pay the Lender a fee in an amount equal to 1% of the aggregate Commitments as of March 27, 2024, payable in 12 monthly installments on each interest payment date commencing April 2024.

The 2024 Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender and also prohibits payments of cash dividends on common stock. Additionally, the 2024 Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, maintain a minimum amount of liquidity and cash and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the 2024 Credit Agreement). Upon a Permitted Change of Control (as defined in the 2024 Credit Agreement), FlexShopper must refinance the debt under the 2024 Credit Agreement, subject to the payment of an early termination fee.

The 2024 Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, breaches or defaults under the terms of the 2024 Credit Agreement and related agreements entered into with the Lender, breaches of representations, warranties or certifications made by or on behalf of FlexShopper in the 2024 Credit Agreement and related documents (including certain financial and expense covenants), deficiencies in the borrowing base, certain judgments against FlexShopper and bankruptcy events.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, due to the material weakness described below.

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

As of December 31, 2023, the material weakness described above was remediated as management of the Company increased the use of external consultants.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective, due to the material weakness described below.

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

During the years ended December 31, 2023, and 2022, we identified a material weakness in our internal control over financial reporting.

In connection with our December 31, 2022 financial statements, we identified a material weakness in our internal control over financial reporting. This material weakness was due to a lack of effective controls over certain account analysis and accounting judgments related to the complex and ambiguous concepts associated with business combination accounting. The business combination that led to the material weakness is a unique, one-time transaction, where the initial intangible assets initially identified by the Company were not accurate. As of December 31, 2023, this material weakness was remediated as management of the Company increased the use of external consultants.

In connection with our December 31, 2023 financial statements, we identified a material weakness in our internal control over financial reporting. This material weakness is due to a lack of effective controls over the review of certain accounts calculations related to the tax provision as developed by a third-party service provider. The tax provision is a complex calculation for the Company mainly because there are several different state tax regulations to take into consideration, the business combination occurred in 2022, and the recent changes to the tax interest limitation. To remediate this material weakness, management is adding more in-depth review procedures to the tax provision and either changing the tax third party service provider to a well-recognized tax and audit firm or expanding the federal and state tax knowledge of the accounting department.

Notwithstanding the identified material weaknesses in connection with our December 31, 2023 and December 31, 2022 financial statements, the Company believes the financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

Management is changing the tax third party service provider to a well-recognized tax and audit firm, is adding more in-depth review procedures to the tax provision, and is investigating expansion of the accounting department in its ongoing remediation efforts of the material weakness reported by management in our Annual Report on Form 10-K for the year ended December 31, 2023.

Other than the remediation of the material weakness in connection with our December 31, 2022 financial statements, the ongoing remediation efforts of the material weakness in connection with December 31, 2023, and the change in Chief Executive Officer, there were no other changes in the Company’s internal controls over financial reporting during the year ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2023.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

INFORMATION CONCERNING DIRECTORS

Set forth below is background information for each current director, as well as information regarding additional experience, qualifications, attributes, or skills that led the Board of Directors to conclude that such director should serve on the Board.

Howard S. Dvorkin has been a director since December 2018 and serves as the Chairman of the Board. Mr. Dvorkin is a serial entrepreneur, a two-time author, personal finance expert and Chairman of Debt.com. He has focused his professional endeavors in the consumer finance, technology, media, and real estate industries. He has created successful businesses in these sectors including Debt.com, Financial Apps, Consolidated Credit, Start Fresh Today and Lifestyle Media Group, among many others. He has played an instrumental role in the drafting of both state and federal legislation and was a consultant to the Board of Directors for the Association of Credit Counseling Professionals and the past president of the Association of Independent Consumer Credit Counseling Agencies (AICCCA). Mr. Dvorkin dedicates time to the National Leadership Council at American University, and the Kogod School of Business has inducted him into the prestigious 1923 Society at American University. He graduated from the University of Miami with a master’s degree in Business Administration and received his Bachelor of Science degree in Accounting from American University. He was listed in the Marquis Who’s Who in the Finance Industry and was part of the premier group of certified public accountants who are recognized with the Chartered Global Management Accountant (CGMA) designation. Mr. Dvorkin brings to the Board his extensive knowledge of financial, accounting and operational issues highly relevant to our company’s business. He also brings a proven track record growing successful businesses and a deep background in the consumer finance market.

James D. Allen has been a director since February 2016. He is currently Executive Vice President and Chief Financial Officer of Forestar Group, Inc. (NYSE: FOR), positions he has held since March 2020. Prior to joining Forestar, he served as a Senior Operating Partner at Palm Beach Capital, a private equity investment firm, from 2019 to March 2020. Prior to joining Palm Beach Capital, he served as CFO of Hollander Sleep Products, a supplier of bedding products, from 2015 to 2018. He has also held a variety of executive roles at both private and public companies, including Operating Vice President and Group CFO of Sun Capital Partners from 2003 to 2014, Chief Administrative Officer of Mattress Firm Inc. and a variety of C-suite roles at Tandycrafts Inc. Mr. Allen began his career at PricewaterhouseCoopers LLP. Mr. Allen holds a Bachelor of Business Administration degree in accounting and management from Evangel University. Mr. Allen brings to the Board proven leadership and management experience and a deep knowledge in audit and accounting matters that make him well qualified to serve as an independent director and as a financial expert on the Board.

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

INFORMATION CONCERNING EXECUTIVE OFFICERS

Set forth below is background information relating to our executive officers:

Name	Age	Position
H. Russell Heiser Jr.	49	Chief Executive Officer and Chief Financial Officer
John Davis	53	Chief Operating Officer

H. Russell Heiser Jr. was appointed by the Company’s Board of Director to be the Chief Executive Officer of the Company effective March 20, 2023. Mr. Heiser has served as our Chief Financial Officer since December 2015 and served as a consultant to the Company from July 2015 to December 2015. As Chief Executive Officer and Chief Financial Officer, Mr. Heiser has demonstrated extensive knowledge of the Company’s financial, accounting and operational issues and has led its mergers and acquisitions, bank financings and capital market activities. He previously served as an advisor to family offices in South Florida from 2008 to 2015. In this role, Mr. Heiser focused on venture capital and private equity investments and was responsible for sourcing, financial analysis, transaction execution and management of portfolio companies across a variety of sectors. From 2004 to 2008, Mr. Heiser was an Executive Director in the Investment Banking Division at UBS in New York and, from 2001 to 2004, was an Associate in the Investment Banking Division at Bear, Stearns & Co. in New York. Mr. Heiser received his B.S. degree in Accounting from the University of Richmond and an M.B.A. from Columbia Business School. Over the course of his career, Mr. Heiser has earned both CPA and CFA designations.

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

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS

Board Independence

The Board of Directors has determined that James D. Allen, Sean Hinze, Thomas O. Katz, and T. Scott King are independent directors within the meaning of the director independence standards of The Nasdaq Stock Market. Further, the Board has determined that all the members of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent within the meaning of the director independence standards of Nasdaq and the rules of the SEC applicable to each such committee.

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

Mr. Hinze was appointed to the Board in connection with an investor rights agreement, as further described in his biographical information under the section of this proxy statement titled “Information Concerning Directors and Nominees for Director”.

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

Policy Governing Director Attendance at Annual Meetings of Stockholders

Each director is encouraged to attend the annual meeting of stockholders in person. Our last annual meeting of stockholders was held on November 1, 2023. All of our directors serving at the time attended last year’s annual meeting.

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

Clawback Policy

The Board is required to clawback any annual incentive or other performance-based compensation awards from executive officers and employees. This clawback applies when certain specified events occur. If the Board determines that compensation related to the Company financial performance would have been lower if it had been based on the restated financial performance results, the Board will, to the extent permitted by applicable law, seek recoupment from that executive officer or employee of any portion of such compensation as it deems appropriate after a review of all relevant facts and circumstances.

Board Diversity

In accordance with Nasdaq’s new Board Diversity Rules (Rule 5605(f) and Rule 5606), the following Board Diversity Matrix presents our Board diversity statistics.

Board Diversity Matrix (As of February 29, 2023)

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

Our Board of Directors met four times during the year ended December 31, 2023. No director attended less than 75% of all meetings of the Board and applicable committee meetings in 2023 held during the period for which he was a director.

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

Audit Committee. Our Audit Committee consists of Messrs. Allen (Chair), King and Katz. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. Allen as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of our financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of our disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met six times in 2023.

Compensation Committee. Our Compensation Committee presently consists of Messrs. King (Chair), Allen and Katz, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board has also determined that each member of the Compensation Committee is an independent director within the meaning of Nasdaq’s director independence standards. Mr. King serves as Chairperson of the Compensation Committee. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees our procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements our incentive compensation plans and equity-based plans. The Compensation Committee met two times in 2023.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of Messrs. Katz (Chair), Allen and King. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the Nasdaq director independence standards and applicable rules of the SEC. Mr. Katz serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from our stockholders, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for our company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee meet one time in 2023.

Role of the Board of Directors in Risk Oversight

Enterprise risks are identified and prioritized by management, and the Board receives periodic reports from our Chief Compliance Counsel and Chief Financial Officer regarding the most significant risks facing our company. These risks include, without limitation, the following:

●	risks and exposures associated with strategic, financial and execution risks and other current matters that may present a material risk to our operations, plans, prospects, or reputation;

●	risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters;

●	risks and exposures relating to corporate governance, and management and director succession planning; and

●	risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2023.

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

The following table sets forth information concerning the compensation earned by the individuals that served as our Principal Executive Officer during 2023 and our most highly compensated executive officer other than the individuals who served as our Principal Executive Officer during 2023 (collectively, the “named executive officers”). Other than the named executive officers listed below, no other individuals served as executive officers of our company in 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	TOTAL ($)
Richard House Jr.- Former Chief Executive Officer	2023	159,231	-	367,546	9,949	536,726
	2022	457,500	70,000	227,899	34,132	789,531
H. Russell Heiser Jr.- Chief Executive Officer and Chief Financial Officer	2023	436,923	30,200	503,293	54,448	1,024,864
	2022	359,231	-	153,347	48,653	561,231
John Davis- Chief Operating Officer	2023	372,246	-	209,368	30,265	611,879
	2022	353,962	50,000	64,176	24,546	492,684

(1)	FASB ASC Topic 718 requires us to determine the overall full grant date fair value of the stock options as of the date of grant based upon the Black-Scholes method of valuation, which total amounts are set forth in the table above, and to then expense that value over the service period over which the stock options become vested. As a general rule, for time-in-service-based stock options, we will immediately expense any stock option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the stock options. For a description of Topic 718 and the assumptions used in determining the value of the stock options under the Black-Scholes model of valuation, see the notes to our audited financial statements included in our 2023 Annual Report on Form 10-K.

(2)	The amounts set forth in this column consist of medical costs not covered by our insurance, health and life insurance payments and 401k matching contribution.

Outstanding Equity Awards at December 31, 2023

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2023.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Richard House Jr.	—					—
H. Russell Heiser Jr.	10,000	—				5	10/9/2025
	10,000	—				5	12/1/2025
	15,000	—				4.02	5/10/2027
	30,000	—				2.95	3/1/2028
	99,584	—				0.84	4/9/2029
	30,000	—				0.86	4/23/2029
	120,813	—				0.86	4/23/2029
	180,000	45,000	(1)			2.53	6/30/2026
	15,000	10,000	(2)			2.76	3/3/2031
	45,000	30,000	(3)			2.76	3/3/2031
	59,850	59,850	(4)			1.53	2/23/2032
	123,984	371,949	(5)			0.78	4/21/2033
				884,615	(6)		12/31/2026
John Davis	120,000	30,000	(7)			1.71	11/20/2030
	55,240	55,239	(8)			1.53	2/23/2032
	51,211	153,631				0.78	4/21/2033
				365,385	(9)		12/31/2026

(1)	Stock options vest at the rate of 20 percent each year with the first vesting date being December 31, 2020.
(2)	Stock options vest at the rate of 20 percent each year with the first vesting date being March 03, 2021.
(3)	Stock options vest at the rate of 20 percent each year with the first vesting date being March 03, 2021.
(4)	Stock options vest at the rate of 25 percent each year with the first vesting date being December 31, 2022.
(5)	Stock options vest at the rate of 25 percent each year with the first vesting date being December 31, 2023
(6)	PSU subject to performance metrics based on the company’s EBITDA for the calendar year 2023 and time based vesting with first vesting date being December 31, 2023.
(7)	Stock options vest at the rate of 20 percent each year with the first vesting date being November 20, 2020.
(8)	Stock options vest at the rate of 25 percent each year with the first vesting date being December 31, 2022.
(9)	PSU subject to performance metrics based on the company’s EBITDA for the calendar year 2023 and time-based vesting with first vesting date being December 31, 2023.

Employment Agreements and Change of Control Arrangements

The following is a summary of the employment and change of control arrangements with our named executive officers.

H. Russell Heiser Jr. Employment Agreement.

On April 21, 2023, we entered into amendment No. 1 to the amended and restated employment agreement with H. Russell Heiser Jr. The employment agreement with Mr. Heiser extends for a term expiring on December 31, 2027, and is automatically renewable for three successive one-year terms unless written notice of non-renewal is timely provided by either party. Pursuant to this employment agreement, Mr. Heiser agreed to devote his full time, attention and efforts to our business and his duties as our Chief Executive Officer. The employment agreement provides that, effective as of March 20, 2023, Mr. Heiser receives a base salary at an annual rate of $460,000 for services rendered in such position. Pursuant to a short-term incentive plan approved by the Compensation Committee of our Board, Mr. Heiser is entitled to receive cash bonuses based on the executive meeting and exceeding performance goals relating to the net revenue and EBITDA of our company. The target cash bonus under the short-term incentive plan is up to 50% of Mr. Heiser’s annual base salary (with a maximum bonus payment of 100% of his base salary).

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

In the event of a termination without cause or resignation for good reason in either case within three months preceding or 12 months following a change of control of our company, Mr. Heiser will receive one years’ salary, his target bonus, 18 months of COBRA reimbursement and immediate vesting of all outstanding unvested (but non-forfeited) equity awards.

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

John Davis Employment Agreement.

On February 23, 2022, we entered into an employment agreement with John Davis. The employment agreement with Mr. Davis extends for a term expiring on December 31, 2025, and is automatically renewable for three successive one-year terms unless written notice of non-renewal is timely provided by either party. Pursuant to this employment agreement, Mr. Davis agreed to devote his full time, attention and efforts to our business and his duties as our Chief Operating Officer. The employment agreement provides that, effective as of April 21, 2023, Mr. Davis receives a base salary at an annual rate of $380,000 for services rendered in such position. Pursuant to a short-term incentive plan approved by the Compensation Committee of our Board, Mr. Davis is entitled to receive cash bonuses based on the executive meeting and exceeding performance goals relating to the net revenue and EBITDA of our company. The target cash bonus under the short-term incentive plan is up to 40% of Mr. Davis’s annual base salary (with a maximum bonus payment of 80% of his base salary).

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

In the event of a termination without cause or resignation for good reason in either case within three months preceding or 12 months following a change of control of our company, Mr. Davis will receive one year’s worth of salary, his target bonus, 18 months of COBRA reimbursement and immediate vesting of all outstanding unvested (but non-forfeited) equity awards.

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

Director Compensation

2023 Non-Executive Director Compensation Program

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

The following table sets forth information with respect to compensation earned by or awarded to each of our Non-Employee Directors who served on our Board during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
James D. Allen	60,000	78,915	(2)	138,915
Howard S. Dvorkin	-	232,667	(3)	232,667
Thomas O. Katz	-	142,959	(4)	142,959
T. Scott King	-	142,961	(5)	142,961
Sean Hinze(6)	-	-		-

(1)	FASB ASC Topic 718 requires FlexShopper to determine the overall full grant date fair market value of the options as of the date of grant based upon the Black-Scholes method of valuation, which total amounts are set forth in the table above, and then to expense that value over the service period over which options become exercisable. As a general rule, for time-in-service-based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description of Topic 718 and the assumptions used in determining the value of the options under the Black-Scholes method of valuation, see the notes to the consolidated financial statements included our Annual Report on Form 10-K.
(2)	There are 140,635 stock options outstanding as of December 31, 2023 related to this compensation.
(3)	There are 360,109 stock options outstanding as of December 31, 2023 related to this compensation.
(4)	There are 222,050 stock options outstanding as of December 31, 2023 related to this compensation.
(5)	There are 222,050 stock options outstanding as of December 31, 2023 related to this compensation.
(6)	There is no compensation assigned to Mr. Hinze as he was appointed to the Board in connection with an investor rights agreement, as further described in his biographical information under the section of this proxy statement titled “Information Concerning Directors and Nominees for Director”.

The following table shows the number of shares subject to vested option awards held by each Non-Employee Director as of December 31, 2023:

Name	Shares Subject to Outstanding Stock Option Awards (#)
James D. Allen	449,430
Howard S. Dvorkin	945,488
Thomas O. Katz	474,430
T. Scott King	668,648
Sean Hinze	-

Equity Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information on our equity compensation plans as of December 31, 2023. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Equity Compensation (a)		Weighted- Average Exercise Price of Outstanding Equity Compensation (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,702,447	(1)	1.22	2,150,461
Equity compensation plans not approved by security holders	—		—	—
Total	5,702,447			2,150,461

(1)	Includes outstanding stock options for 134,100 shares of common stock issued under our 2007 Omnibus Equity Compensation Plan, outstanding stock options for 144,000 shares of common stock issued under our 2015 Omnibus Equity Compensation Plan, outstanding stock options and performance share units for 5,424,347 shares of common stock issued under our 2018 Omnibus Equity Compensation Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our voting stock as of February 29, 2023 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●	each named executive officer and directors;

●	all executive officers, directors, and nominees as a group.

Unless otherwise noted below, the address of each person listed on the table is c/o FlexShopper, Inc. at 901 Yamato Road, Suite 260, Boca Raton, Florida 33431. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or the conversion of such person’s Series 1 or Series 2 Preferred Stock) within 60 days after February 29, 2024 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The percentage of shares owned as of February 29, 2023 is based upon 21,752,304 shares of common stock outstanding on that date.

Name and Address of Beneficial Owner	Shares of Common Stock		Number of Shares Underlying Convertible Preferred Stock, Options, performance share units and Warrants		Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Stockholders
B2 FIE V, LLC(1)	—		5,325,888	(2)	5,325,888	19.7%
Waterfall Asset Management, LLC(3)	1,629,547		—		1,629,547	7.5%
Perkins Capital Management, Inc.(4)	1,281,460		—		1,281,460	5.9%
John Steven Emerson(5)	1,750,621		—		1,750,621	8.0%
Directors and Executive Officers
Howard S. Dvorkin	6,119,985	(6)	2,889,185	(7)	9,009,170	24.8%
James D. Allen	150,000		449,430	(8)	599,430	2.7%
Sean Hinze	—		—		—	*
Thomas O. Katz	81,000		474,430	(9)	555,430	2.5%
T. Scott King	312,000		668,648.00	(10)	980,648	4.4%
H. Russell Heiser Jr.	772,571		1,040,718	(11)	1,813,289	3.4%
John Davis	7,720		226,451	(12)	234,171	1.1%
Richard House Jr.(13)	190,086		-		190,086	*
All directors and executive officers as a group (7 persons)	7,443,276		5,748,862		13,192,138	38.9%

*	Less than one percent of outstanding shares.

(1)	Based solely on the Schedule 13D filed on June 21, 2016 by Pacific Investment Management Company LLC (“PIMCO”). According to the filing, B2 FIE V LLC (“B2 FIE”) was formed solely for the purpose of investing in our company. PIMCO BRAVO Fund II, L.P. (“Bravo II”) is the sole member of B2 FIE and operates as a pooled investment fund and invests (among other things) in operating companies. PIMCO GP XII, LLC (“PIMCO GP”) is the sole general partner of Bravo II. PIMCO is the sole managing member of PIMCO GP and has the power to make voting and investment decisions regarding the shares of our preferred stock held by B2 FIE. Each of Bravo II, PIMCO GP and PIMCO disclaims beneficial ownership of the series 2 preferred stock except to the extent of its pecuniary interest therein. The address for this stockholder is 650 Newport Center Drive, Newport Beach, CA 92660.

(2)	Consists of shares of common stock issuable upon the conversion of 20,000 shares of Series 2 Preferred Stock. Each share of Series 2 Preferred Stock is convertible into 266.2942 shares of common stock, based on the Series 2 Preferred Stock issue price of $1,000 per share and a conversion rate of $3.76 per share.

(3)	Based solely on the Schedule 13D filed by the Waterfall Reporting Persons (as defined below) with the SEC on March 16, 2015 and a Form 4 filed by Waterfall (as defined below) with the SEC on May 23, 2018. Waterfall Eden Master Fund, Ltd. (“WEMF”) owns 883,118 shares of common stock, or approximately 4.1% of outstanding shares of common stock after subsequent dilution. Waterfall Delta Offshore Master Fund, LP (“WDOMF”) owns 495,251 shares of common stock, or approximately 2.3% of outstanding shares of common stock after subsequent dilution. Waterfall Delta GP, LLC (“WDGP”), as general partner of WDOMF, may be deemed to share beneficial ownership of the shares owned by WDOMF. Waterfall Sandstone Fund, LP (“WSF”) owns 251,178 shares of common stock, or approximately 1.2% of outstanding shares of common stock after subsequent dilution. Waterfall Sandstone GP, LLC (“WSGP” and, collectively with WEMF, WDOMF and WSF, the “Waterfall Funds”), as general partner of WSF, may be deemed to share beneficial ownership of the shares owned by WSF. Waterfall Asset Management, LLC (“Waterfall”), as the investment adviser to the Waterfall Funds, and Thomas Capasse and Jack Ross, as members of Waterfall, may be deemed to share beneficial ownership of the 1,629,547 shares of common stock owned by the Waterfall Funds, or approximately 7.5% of outstanding shares of common stock. Because of the relationships described above, Messrs. Capasse and Ross, WEMF, WDGP, WDOMF, WSGP and WSF (collectively, the “Waterfall Reporting Persons”) may be deemed to constitute a “group” within the meaning of Rule 13d-5 under the Exchange Act and, as such, each member of the group could be deemed to beneficially own, in the aggregate, all of the shares of common stock held by members of the group. The Waterfall Reporting Persons do not admit that they constitute a group within the meaning of Rule 13d-5. Each of the Waterfall Reporting Persons disclaims beneficial ownership of the shares of common stock referred to herein that such Reporting Person does not hold directly. Waterfall and Messrs. Capasse and Ross share the power to vote and direct the disposition of the shares owned by the Waterfall Funds. WDGP may be deemed to share the power to vote and direct the disposition of the shares owned by the WDOMF, and WSGP may be deemed to share the power to vote and direct the disposition of the shares owned by WSF. The address for each of the Waterfall-associated companies is c/o Waterfall Management, LLC, 1140 Avenue of the Americas, 7th Floor, New York, NY 10036.

(4)	Based solely on the Schedule 13G filed on February 9, 2023 by Perkins Capital Management, Inc. The address for this stockholder is 730 Lake St E, Wayzata, MN 55391.

(5)	Based solely on the Schedule 13D filed on April 15, 2019 by John Steven Emerson. The address for this stockholder is 1522 Ensley Avenue, Los Angeles, CA 90024.

(6)	Includes (i) 4,062,838 shares held of record by PITA Holdings LLC, a Florida LLC (“PITA”), and (ii) 2,140,100 shares of common stock held of record by NRNS Capital Holdings, LLC (“NRNS”) and (iii) 3,500 shares of common stock held of record by Mr. Dvorkin’s direct family members. Beta Investment Group, Inc., a Florida corporation (“Beta”), is the manager of PITA. Mr. Dvorkin is President of Beta and in such position has the right to direct the vote and disposition of securities owned by PITA. Mr. Dvorkin is the manager of NRNS and in such position has the right to direct the vote and disposition of securities owned by NRNS. Mr. Dvorkin disclaims beneficial ownership of our company’s securities held of record by PITA or NRNS, except to the extent of his pecuniary interest therein.

(7)	Includes (i) 753,697 shares of common stock issuable upon exercise of a warrant held by NRNS, (ii) 1,190,000 shares of common stock issuable upon exercise of a warrant held by PITA, and (iii) vested stock options to purchase 945,488 shares of common stock.

(8)	Consists of vested stock options to purchase 449,430 shares of common stock.

(9)	Consists of vested stock options to purchase 474,430 shares of common stock.

(10)	Consists of vested stock options to purchase 668,648 shares of common stock.

(11)	Consists of (i) vested stock options to purchase 739,231 shares of common stock and (ii) 301,487 shares of common stock issuable upon exercise of warrants.

(12)	Consists of vested stock options to purchase 226,451 shares of common stock.

(13)	Not considered in the total for “All directors and executive officers as a group” as Richard House Jr. was not an executive officer as of February 29, 2023.

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

Other than as described below, and compensation agreements and other arrangements which are described under the heading “Compensation and Other Information Concerning Directors and Officers” in 2023 there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate families had or will have a direct or indirect material interest.

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

As of December 31, 2023, $96.4 million in principal was outstanding under the Credit Agreement. During the year ended December 31, 2023, the largest aggregate amount of principal outstanding under the Credit Agreement was $96.4 million, and $2.7 million in principal and $13.8 million in interest were paid during such period, at an average interest rate of 16.2% per annum.

On March 27, 2024, the Company refinanced all the obligations under the Credit Agreement owed to the Administrative Agent and the Lenders, and all liens held by any of the Lenders, or the Administrative Agent were discharged and released. The Administrative Agent, the Lenders and the Company terminated the Credit Agreement.

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum.

The 2024 Credit Agreement includes customary events of default, including, among others, failures to make payment of principal and interest, deficiencies in the borrowing base, and bankruptcy events.

Loans Payable to an Officer and Director

NRNS Note - FlexShopper LLC (the “Promissory Note Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At September 30, 2023, amounts outstanding under the NRNS Note bear interest at a rate of 21.47%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

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

As of December 31, 2023, $10,948,624 of principal and accrued unpaid interest was outstanding under the NRNS Note. Interest paid for the NRNS Note was $2,298,395 for the year 2023.

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

Interest paid for the 122 Partner Note was $163,183 for the year 2023.

Director Independence

At least annually, the Nominating and Corporate Governance Committee reviews the independence of each non-employee director and makes recommendations to the Board and the Board affirmatively determines whether each director qualifies as independent. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as stockholder or officer of an organization that has a relationship with the Company). ln addition, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent of management in connection with the duties of n Compensation Committee member. Each director must keep the Nominating and Corporate Governance Committee fully and promptly informed as to any development affecting a director’s independence,

Our shares of common stock are listed for trading on The Nasdaq Capital Market Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors, In addition, applicable Nasdaq rules require that, subject io specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed or expected to be billed by Grant Thornton LLP for audit and non-audit services in 2023 and 2022, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2023	2022
Audit Fees(1)	$690,800	$395,000
Audit-Related Fees	-	-
Tax Fees	29,000	25,000
All Other Fees	-	-
Total	$719,800	$420,000

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires that all services to be provided by our independent public accounting firm, including audit services and permitted non-audit services, to be pre-approved by the Audit Committee. All audit and permitted non-audit services provided by Grant Thornton LLP during 2023 were pre-approved by the Audit Committee.

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

(3) Exhibits: The following is a list of exhibits filed as a part of this Annual Report:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of October 10, 2022, by and among FlexShopper Revolution, LLC, the sellers signatory thereto, and Revolution Financial, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 8, 2022 and incorporated herein by reference).
2.2	Amendment to Asset Purchase Agreement, dated as of December 1, 2022, by and among FlexShopper Revolution, LLC, the sellers signatory thereto, and Revolution Financial, Inc. (previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 8, 2022 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference)
3.5	Certificate of Designations of Series 1 Convertible Preferred Stock (previously filed as Exhibit 3.4 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
3.6	Certificate of Decrease of the Number of Authorized Shares of Preferred Stock of FlexShopper, Inc. Designated as Series 1 Preferred Stock (previously filed as Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017 and incorporated herein by reference)
3.7	Certificate of Designations for Series 2 Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016 and incorporated herein by reference)
4.1	Description of the FlexShopper, Inc. Securities Registered under Section 12 of the Securities Exchange Act (previously filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 3, 2020 and incorporated herein by reference)
10.1	Credit Agreement, dated as of March 6, 2015, by and among FlexShopper 2, LLC, Wells Fargo Bank, N.A., various Lenders from time to time party thereto and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)

10.2	Investor Rights Agreement, dated as of March 6, 2015, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.3	Form of Investor Rights Agreement, dated as of March 6, 2015, by and among the Company and the Investors party thereto (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 12, 2015 and incorporated herein by reference)
10.4	Amendment No. 1 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.5	Amendment No. 2 to the Credit Agreement, dated November 6, 2015, by and among FlexShopper 2, LLC and WE2014-1, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 12, 2015 and incorporated herein by reference)
10.6+	Executive Employment Agreement, dated December 1, 2015, by and between the Company and Russ Heiser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2015 and incorporated herein by reference)
10.7	Amendment No. 3 to the Credit Agreement, Consent and Temporary Waiver, dated February 11, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.8+	2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.9+	Form of Non-Qualified Stock Option Grant issuable under 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.2 to the Company’s General Form of Registration on Form 10-SB filed on April 30, 2007 and incorporated herein by reference)
10.10+	Amendment to 2007 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed on March 29, 2012 and incorporated herein by reference)
10.11+	2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015 and incorporated herein by reference)
10.12+	Form of Stock Option Agreement issuable under 2015 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.13	Amendment No. 4 to the Credit Agreement and Waiver, dated March 29, 2016, by and among FlexShopper 2, LLC and WE-2014-1, LLC (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 30, 2016 and incorporated herein by reference)
10.14	Investor Rights Agreement, dated as of June 10, 2016, by and among FlexShopper, Inc., B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2016 and incorporated herein by reference).
10.15	Omnibus Amendment, dated January 27, 2017, by and among FlexShopper 2, LLC, FlexShopper, LLC and WE2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2017 and incorporated herein by reference)
10.17	Letter Agreement, dated January 9, 2018, by and between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2018 and incorporated herein by reference)
10.18	Form of Commitment Letter and Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 8, 2018 and incorporated herein by reference)
10.19+	2018 Omnibus Equity Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 30, 2018)
10.20	Amendment No. 6 to Credit Agreement, dated April 3, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)

10.21	Amendment No. 1 to Investor Rights Agreement, dated April 3, 2018, by and among the Company, the Management Stockholders and affiliates of Waterfall (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 6, 2018 and incorporated herein by reference)
10.22	Amendment No. 7 to Credit Agreement, dated July 31, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2018 and incorporated herein by reference)
10.23	Amendment No. 8 to Credit Agreement, dated August 29, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.24	Amendment No. 2 to Investor Rights Agreement, dated August 27, 2018, by and among the Company, B2 FIE V LLC and the other parties thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.25	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to each of Russ Heiser and NRNS Capital Holdings LLC (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 31, 2018 and incorporated herein by reference)
10.26	Amendment No. 9 to Credit Agreement, dated September 22, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2018 and incorporated herein by reference)
10.27	Amendment No. 10 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2018 and incorporated herein by reference)
10.28	Amendment No. 11 to Credit Agreement, dated September 24, 2018, between FlexShopper 2, LLC and WE 2014-1, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.29	Form of Commitment Letter and Subordinated Promissory Note, dated January 25, 2019, issued by FlexShopper, LLC to 122 Partners, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.30	Office Lease, dated January 29, 2019, between FlexShopper, LLC and Mainstreet CV North 40, LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.31	Consulting Agreement, dated as of February 19, 2019, between the Company and XLR8 Capital Partners LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.32	Form of Commitment Letter and Subordinated Promissory Note, dated February 19, 2019, issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 11, 2019 and incorporated herein by reference)
10.33	Amendment No. 1 to 2018 Omnibus Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, filed March 25, 2019)
10.34	Form of Amended and Restated Subordinated Promissory Note issued by FlexShopper, LLC to NRNS Capital Holdings LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019 and incorporated herein by reference)
10.36	Form of Warrant Amendment and Exchange Agreement, dated as of December 30, 2019, amount FlexShopper, Inc. and the Holders signatory thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2019 and incorporated herein by reference)
10.37+	Employment Agreement, dated January 1, 2020, by and between the Company and Harold Russell Heiser, Jr. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2020 and incorporated herein by reference)
10.38	Amendment to Consulting Agreement, dated February 19, 2019, between the Company and XLR8 Capital Partners LLC. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.39	Form of Commitment Letter and Promissory Note between FlexShopper, LLC and Customer Bank. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).

10.40	Amendment to Subordinated Debt Financing Letter Agreement issued by FlexShopper, LLC to 122 Partners, LLC. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020 and incorporated herein by reference).
10.41	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2020 and incorporated herein by reference).+
10.42	Amendment of Consulting Agreement, dated August 30, 2020, between FlexShopper, Inc. and XLR8 Capital Partners, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2020 and incorporated herein by reference).
10.43	Credit Agreement, dated as of March 6, 2015, among FlexShopper 2, LLC, as company, Wells Fargo Bank, National Association, as paying agent, various lenders from time to time party thereto, and WE 2014-1, LLC, as administrative agent, as conformed through Omnibus Amendment dated January 29, 2021 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2021 and incorporated herein by reference).
10.44	Amendment No. 13 to Credit Agreement, dated February 26, 2020, between FlexShopper 2, LLC and WE 2014-1, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2021 and incorporated herein by reference).
10.45	Amendment No. 2 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).

10.46	Amendment to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 25, 2021 and incorporated herein by reference).
10.47+	Amendment to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2021 and incorporated herein by reference).
10.48	Amendment No. 14 to Credit Agreement, dated December 28, 2021, between FlexShopper 2, LLC and WE 2014-1, LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2021 and incorporated herein by reference).
10.49	Amendment dated February 2, 2022 to Subordinated Debt Financing Commitment Letter and Second Amended and Restated Subordinated Promissory Note between FlexShopper, LLC and NRNS Capital Holdings LLC. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2022 and incorporated herein by reference).
10.51 +	Amended and Restated Employment Agreement, dated as of February 23, 2022, between FlexShopper, Inc. and H. Russell Heiser Jr. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2022 and incorporated herein by reference).
10.52	Amendment No. 15 to Credit Agreement, dated as of March 8, 2022, between FlexShopper 2, LLC, as borrower, WE 2014-1, LLC, as administrative agent and lender, and WE 2022-1, LLC, as lender.( (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2022 and incorporated herein by reference).
10.53	Amendment No 3 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2022 and incorporated herein by reference).
10.54	Amendment No. 16 to Credit Agreement, dated as of October 21, 2022, between FlexShopper 2, LLC, as borrower and Powerscourt Investment 32, LP, as administrative agent and lender. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2022 and incorporated herein by reference).
10.57	Amendment No 4 to Subordinated Debt Financing Letter Agreement between FlexShopper, LLC and 122 Partners, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023 and incorporated herein by reference).
10.58	Amendment No. 1 to Amended and Restated Employment Agreement, dated April 21, 2023. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2023 and incorporated herein by reference).+
10.59	Amendment No. 17 to Credit Agreement, dated as of June 5, 2023, between FlexShopper 2, LLC, as borrower, and Powerscourt Investment 32 LP, as administrative agent and lender (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2023 and incorporated herein by reference).
10.60	Joinder Agreement, Consent, Waiver and Second Amendment to Credit Agreement, dated as of June 7, 2023, between Revolution Financial,Inc., as existing borrower, and Flex Revolution, LLC, as the new borrower, the subsidiary guarantors party hereto, the lenders party thereto, the individual guarantor party hereto, and BP Fundco, LLC, as administrate agent (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2023 and incorporated herein by reference).
10.61	Amendment to Subordinated Debt and Warrants to Purchase Common Stock, dated as of June 29, 2023, between FlexShopper, Inc.,FlexShopper, LLC and NRNS Capital Holdings LLC and, for purposes of the warrants only, Harold R. Heiser and PITA Holdings, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023 and incorporated herein by reference).
10.62	Credit Agreement, dated as of March 24, 2024, by and among FlexShopper 2, LLC, Computershare Trust Company, National Association, various lenders from time to time party hereto, and Powerscourt Investment 50, LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024 and incorporated herein by reference).
14.1	Code of Ethics for Senior Financial Officers (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)
21.1	Subsidiaries of the Company*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Rule 13a-14(a) Certification - Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Officer and Principal Financial Officer*
97.1	FlexShopper, Inc.- Clawback Policy *.
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

+	Indicates a management contract or any compensatory plan contract or arrangement.

*	Filed herewith.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: April 1, 2024	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ H. Russell Heiser, Jr.	Chief Executive Officer and Chief Financial Officer	April 1, 2024
H. Russell Heiser, Jr.	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ James D. Allen	Director	April 1, 2024
James D. Allen

/s/ Howard S. Dvorkin	Chairman of the Board of Directors	April 1, 2024
Howard S. Dvorkin

/s/ Sean Hinze	Director	April 1, 2024
Sean Hinze

/s/ T. Scott King	Director	April 1, 2024
T. Scott King

/s/ Thomas O. Katz	Director	April 1, 2024
Thomas O. Katz