Form 10-K/A
period 2023-12-31
FlexShopper, Inc.
filed 2024-04-03
CIK 1397047

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

The number of shares outstanding of the Registrant’s common stock, as of April 3, 2024, was 21,752,304.

Documents incorporated by reference: None

Auditor Name: Grant Thornton LLP	Auditor Location: Fort Lauderdale, Florida	Auditor Firm ID: 248

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the FlexShopper, Inc. (“FlexShopper” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “Original Filing”). We are filing this Amendment No. 1 to correct the basic and diluted weighted average common shares and the basic and diluted loss per common shares as of December 31, 2023 in the Consolidated Statements of Operations and in Note 2 to the Consolidated Financial Statement, as those numbers were reported inaccurately in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

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

i

PART II

Item 8. Financial Statements and Supplementary Data

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

FLEXSHOPPER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022

Revenues:
Lease revenues and fees, net	$91,943,729	$105,936,072
Loan revenues and fees, net of changes in fair value	25,031,278	7,120,101
Total revenues	116,975,007	113,056,173

Costs and expenses:
Depreciation and impairment of lease merchandise	56,288,128	72,556,431
Loan origination costs and fees	6,007,598	3,384,013
Marketing	7,620,795	11,031,695
Salaries and benefits	12,499,099	10,991,477
Operating expenses	24,547,729	21,395,767
Net change in fair value of promissory note related to acquisition	(3,678,689)	-
Total costs and expenses	103,284,660	119,359,383

Operating income/ (loss)	13,690,347	(6,303,210)

Gain on bargain purchase	-	14,461,274
Interest expense including amortization of debt issuance costs	(18,913,773)	(11,161,396)
Loss before income taxes	(5,223,426)	(3,003,332)
Benefit from income taxes	989,809	16,635,051
Net (loss)/ income	(4,233,617)	13,631,719

Dividends on Series 2 Convertible Preferred Shares	4,103,638	3,730,580
Net (loss)/ income attributable to common and Series 1 Convertible Preferred shareholders	$(8,337,255)	$9,901,139

Basic and diluted (loss)/ income per common share:
Basic	$(0.38)	$0.45
Diluted	$(0.38)	$0.44

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,705,406	21,646,896
Diluted	21,705,406	22,425,354

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	December 31,
	2023	2022
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	-	116,903
Common Stock Options	4,452,447	3,919,228
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	1,250,000	790,327
	14,028,557	13,152,568

The following table sets forth the computation of basic and diluted earnings per common share for the twelve months ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022
Numerator
Net (loss)/ income	$(4,233,617)	$13,631,719
Series 2 Convertible Preferred Stock dividends	(4,103,638)	(3,730,580)
Net loss attributable to common and Series 1 Convertible Preferred Stock	(8,337,255)	9,901,139
Net income attributable to Series 1 Convertible Preferred Stock	-	(140,374)
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	38,416
Net (loss)/ income attributable to common shares - Numerator for basic and diluted EPS	$(8,337,255)	$9,799,181
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,705,406	21,646,896
Effect of dilutive securities:	-	-
Series 1 Convertible Preferred Stock	-	225,231
Common stock options and performance share units	-	351,576
Common stock warrants	-	201,651
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	21,705,406	22,425,354
Basic EPS	$(0.38)	$0.45
Diluted EPS	$(0.38)	$0.44

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K/A:

(1) Exhibits: The following is a list of exhibits filed as a part of this 10K-A:

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification - Principal Executive Officer and Principal Financial Officer*
32.1	Section 1350 Certification - Principal Executive Office and Principal Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

1

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSHOPPER, INC.

Dated: April 3, 2024	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer

2