Form 10-Q
period 2024-03-31
FlexShopper, Inc.
filed 2024-05-13
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the issuer had a total of 21,752,304 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	general economic conditions, including inflation, rising interest rates, and other adverse macro-economic conditions;

●	the impact of deteriorating macro-economic environment on our customer’s ability to make the payment they owe our business and on our proprietary algorithms and decisioning tools used in approving customer to be indicative of customer’s ability to perform;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to compete in a highly competitive industry;

●	our ability to attract and onboard a new bank partner that originates the loans in the bank partner loan model;

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our relationship with the bank partner that originate the loans in the bank partner loan model;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	our ability to attract and retain key executives and employees;

●	our ability to realize the deferred tax asset; and

●	the other risks and uncertainties described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,593,750	$4,413,130
Lease receivables, net	49,316,032	44,795,090
Loan receivables at fair value	39,457,230	35,794,290
Prepaid expenses and other assets	3,308,255	3,300,677
Lease merchandise, net	25,896,510	29,131,440
Total current assets	123,571,777	117,434,627

Property and equipment, net	9,588,238	9,308,859
Right of use asset, net	1,190,482	1,237,010
Intangible assets, net	12,948,971	13,391,305
Other assets, net	2,313,988	2,175,215
Deferred tax asset, net	13,000,294	12,943,361
Total assets	$162,613,750	$156,490,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,370,054	$7,139,848
Accrued payroll and related taxes	700,208	578,197
Promissory notes to related parties, including accrued interest	198,398	198,624
Accrued expenses	4,498,602	3,972,397
Lease liability - current portion	253,936	245,052
Total current liabilities	9,021,198	12,134,118
Loan payable under credit agreement to beneficial shareholder, net of unamortized issuance costs of $1,500,000 at March 31, 2024 and $70,780 at December 31, 2023	105,566,690	96,384,220
Promissory notes to related parties, net of unamortized issuance cost of $535,256 at March 31, 2024 and $649,953 at December 31, 2023, and net of current portion	10,214,744	10,100,047
Loan payable under Basepoint credit agreement, net of unamortized issuance costs of $83,347 at March 31, 2024 and $92,963 at December 31, 2023	7,329,258	7,319,641
Lease liabilities, net of current portion	1,254,239	1,321,578
Total liabilities	133,386,129	127,259,604

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value- authorized 40,000,000 shares, issued and outstanding 21,752,304 shares at March 31, 2024 and 21,752,304 shares at December 31, 2023	2,176	2,176
Treasury shares, at cost -169,447 shares at March 31,2024 and 164,029 shares at December 31, 2023	(172,855)	(166,757)
Additional paid in capital	42,633,019	42,415,894
Accumulated deficit	(36,038,379)	(35,824,200)
Total stockholders’ equity	29,227,621	29,230,773
	$162,613,750	$156,490,377

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2024	2023
Revenues:
Lease revenues and fees, net	$25,833,736	$24,714,158
Loan revenues and fees, net of changes in fair value	7,331,277	6,071,617
Retail revenues	779,860	-
Total revenues	33,944,873	30,785,775

Costs and expenses:
Depreciation and impairment of lease merchandise	14,685,863	15,345,788
Loan origination costs and fees	821,827	1,833,627
Cost of retail revenues	611,204	-
Marketing	1,765,572	1,099,189
Salaries and benefits	4,083,918	2,726,890
Operating expenses	6,932,507	5,627,708
Total costs and expenses	28,900,891	26,633,202

Operating income	5,043,982	4,152,573

Interest expense including amortization of debt issuance costs	5,315,094	4,531,327
Loss before income taxes	(271,112)	(378,754)
Benefit from income taxes	56,933	148,539
Net loss	(214,179)	(230,215)

Dividends on Series 2 Convertible Preferred Shares	1,069,456	972,233
Net loss attributable to common and Series 1 Convertible Preferred shareholders	$(1,283,635)	$(1,202,448)

Basic and diluted loss per common share:
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,586,019	21,751,304
Diluted	21,586,019	21,751,304

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	164,029	$(166,757)	$42,415,894	$(35,824,200)	$29,230,773
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	217,125	-	217,125
Purchases of treasury stock	-	-	-	-	-	-	5,418	(6,098)	-	-	(6,098)
Net loss	-	-	-	-	-	-	-	-	-	(214,179)	(214,179)
Balance, March 31, 2024	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	169,447	$(172,855)	$42,633,019	$(36,038,379)	$29,227,621

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	$39,819,420	$(31,590,583)	$31,034,673
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	420,748	-	420,748
Exercise of stock options into common stock	-	-	-	-	1,500	-	1,185	-	1,185
Net loss	-	-	-	-	-	-	-	(230,215)	(230,215)
Balance, March 31, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	$40,241,353	$(31,820,798)	$31,226,391

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214,179)	$(230,215)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and impairment of lease merchandise	14,685,863	15,345,788
Other depreciation and amortization	2,315,487	1,826,157
Amortization of debt issuance costs	195,095	70,367
Amortization of discount on the promissory note related to acquisition	-	59,239
Compensation expense related to stock-based compensation	217,125	420,748
Provision for doubtful accounts	9,484,049	11,238,415
Interest in kind added to promissory notes balance	-	1,351
Deferred income tax	(56,933)	(148,539)
Net changes in the fair value of loans receivables at fair value	(4,211,396)	(984,652)
Changes in operating assets and liabilities:
Lease receivables	(14,004,991)	(12,852,307)
Loans receivables at fair value	548,456	4,599,208
Prepaid expenses and other assets	(19,349)	576,689
Lease merchandise	(11,450,933)	(10,703,452)
Purchase consideration payable related to acquisition	-	141,275
Lease liabilities	(9,665)	(6,032)
Accounts payable	(3,769,794)	(2,668,765)
Accrued payroll and related taxes	122,011	254,550
Accrued expenses	525,976	(1,340,486)
Net cash (used in)/provided by operating activities	(5,643,178)	5,599,339

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(1,815,091)	(1,753,800)
Purchases of data costs	(464,441)	(169,082)
Net cash used in investing activities	(2,279,532)	(1,922,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	10,611,690	2,750,000
Repayment of loan payable under credit agreement	-	(2,575,000)
Debt issuance related costs	(1,500,000)	-
Proceeds from exercise of stock options	-	1,185
Principal payment under finance lease obligation	(2,262)	(2,526)
Repayment of purchase consideration payable related to acquisition	-	(153,938)
Purchases of treasury stock	(6,098)	-
Net cash provided by financing activities	9,103,330	19,721

INCREASE IN CASH	1,180,620	3,696,178

CASH, beginning of period	4,413,130	6,173,349

CASH, end of period	$5,593,750	$9,869,527

Supplemental cash flow information:
Interest paid	$5,057,635	$3,867,982

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information. Accordingly, the information presented in the interim financial statements does not include all information and disclosures necessary for a fair presentation of FlexShopper, Inc.’s financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in FlexShopper, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024.

The condensed consolidated balance sheet as of December 31, 2023 contained herein has been derived from audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain prior year/ periods amounts have been reclassified to conform to the current year presentation.

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

FlexShopper, LLC provides durable goods to consumers on a lease-to-own basis (“LTO”). After receiving a signed consumer lease, the Company then funds the leased item by purchasing the item from the Company’s merchant partner and leasing it to the consumer. FlexShopper, LLC also sells products to other lenders that offer finance options in FlexShopper’s website.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

Estimates - The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Segment Information - Operating segments are defined as components of an enterprise about which separate financial information is available between which resources are allocated by the chief operating decision maker. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has one operating and reportable segment that includes all the Company’s business, which is consistent with the current organization structure.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Lease Revenue Recognition - Merchandise is leased to customers pursuant to lease purchase agreements which provide for weekly lease terms with non-refundable lease payments. Generally, the customer has the right to acquire title either through a 90-day same as cash option, an early purchase option, or through completion of all required lease payments, generally 52 weeks. On any current lease, customers have the option to cancel the agreement in accordance with lease terms and return the merchandise. Customer agreements are accounted for as operating leases with lease revenues recognized in the month they are due on the accrual basis of accounting. Revenue for lease payments received prior to their due date is deferred and is recognized as revenue in the period to which the payments relate. Revenues from leases and sales are reported net of sales taxes.

Retail Revenue Recognition – The Company sells products directly to other lenders that offer alternative solutions on FlexShopper’s website and make a profit on the product margin. The Company accounts for the Retail Revenue under ASC 606. The Company has a single performance obligation that is the delivery of the product, at which point control transfers. Revenue for the sale of products is recognized at the time of delivery.

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes, and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Lease receivables	$76,748,221	$64,749,918
Allowance for doubtful accounts	(27,432,189)	(19,954,828)
Lease receivables, net	$49,316,032	$44,795,090

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $2,006,688 for the three months ended March 31, 2024, and $18,971,772 for the three months ended March 31, 2023.

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning balance	$19,954,828	$13,078,800
Provision	9,484,049	42,505,647
Accounts written off	(2,006,688)	(35,629,619)
Ending balance	$27,432,189	$19,954,828

Lease Merchandise, net - Until all payment obligations for ownership are satisfied under the lease agreement, the Company maintains ownership of the lease merchandise. Lease merchandise consists primarily of residential furniture, consumer electronics, computers, appliances, and household accessories and is recorded at cost net of accumulated depreciation. The Company depreciates leased merchandise using the straight-line method over the applicable agreement period for a consumer to acquire ownership, generally twelve months with no salvage value. Upon transfer of ownership of merchandise to customers resulting from satisfaction of their lease obligations, the Company reflects the undepreciated portion of the lease merchandise as depreciation expense and the related cost and accumulated depreciation are removed from lease merchandise. For lease merchandise returned either voluntarily or through repossession, the Company provides an impairment reserve for the undepreciated balance of the merchandise net of any estimated salvage value with a corresponding charge to depreciation and impairment of lease merchandise. The cost, accumulated depreciation and impairment reserve related to such merchandise are written off upon determination that no salvage value is obtainable.

The net lease merchandise balances consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Lease merchandise at cost	$48,102,424	$49,687,498
Accumulated depreciation and impairment reserve	(22,205,914)	(20,556,058)
Lease merchandise, net	$25,896,510	$29,131,440

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

Interest and fees are discontinued when loan receivables become contractually 90 or more days past due. The Company charges-off loans at the earlier of when the loans are determined to be uncollectible or when the loans are 90 days contractually past due. Recoveries on loan receivables that were previously charged off are recognized when cash is received. Changes in the fair value of loan receivables include the impact of current period charge offs associated with these receivables.

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

Net changes in the fair value of loan receivables included in the condensed consolidated statements of operations in the line “loan revenues and fees, net of changes in fair value” was a loss of $4,211,396 for the three months ended March 31, 2024, and a loss of $984,652 for the three months ended March 31, 2023.

Lease Accounting - The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 Leases (Topic 842). Under Topic 842, lessees are required to recognize leases at the commencement date as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. For more information on leases for which the Company is lessee, refer to Note 4 to the condensed consolidated financial statements. Under the same Topic, lessors are also required to classify leases. All customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor. An operating lease with a customer results in the recognition of lease income on a straight-line basis, while the underlying leased asset remains on the lessor’s balance sheet and continues to depreciate. The breakout of lease revenues and fees, net of lessor bad debt expense, that ties to the condensed consolidated statements of operations is shown below:

	Three Months ended March 31,
	2024	2023
Lease billings and accruals	$35,284,876	$34,255,083
Provision for doubtful accounts	(9,484,049)	(11,238,415)
Gain on sale of lease receivables	32,909	1,697,490
Lease revenues and fees	$25,833,736	$24,714,158

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $70,780 for the three months ended March 31, 2024 and $70,367 for the three months ended March 31, 2023.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $114,698 for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023.

Debt issuance costs incurred in conjunction with the Basepoint Credit Agreement entered into on June 7, 2023 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $9,617 for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023.

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

For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $442,334 for the three months ended March 31, 2024 and $443,059 for the three months ended March 31, 2023.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $1,535,712 and $1,163,348 for the three months ended March 31, 2024 and 2023, respectively

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,283,691 for the three months ended March 31, 2024 and $1,295,814 for the three months ended March 31, 2023. Capitalized software amortization expense was $1,147,478 for the three months ended March 31, 2024 and $909,344 for the three months ended March 31, 2023.

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

Capitalized data costs amounted to $464,443 for the three months ended March 31, 2024 and $169,082 for the three months ended March 31, 2023. Capitalized data costs amortization expense was $337,441 for the three months ended March 31, 2024 and $219,750 for the three months ended March 31, 2023.

Capitalized data costs net of its amortization are included in the condensed consolidated balance sheets in Other assets, net.

Impairment of Long-Lived Assets – We evaluate all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable by the undiscounted net cash flow they will generate. Impairment is recognized when the carrying amounts of such assets exceed their fair value. For the three months period ended March 31, 2024 and for the year ended December 31, 2023, there were no impairments.

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	Three Months ended
	March 31,
	2024	2023
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Series 2 Convertible Preferred Stock issuable upon exercise of warrants	-	116,903
Common Stock Options	4,397,447	3,917,728
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	1,250,000	790,327
	13,973,557	13,151,068

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023:

	Three Months ended
	March 31,
	2024	2023
Numerator
Net loss	$(214,179)	$(230,215)
Series 2 Convertible Preferred Stock dividends	(1,069,456)	(972,233)
Net loss attributable to common and Series 1 Convertible Preferred Shareholders - Numerator for basic and diluted EPS	$(1,283,635)	$(1,202,448)
Denominator
Weighted average of common shares outstanding- Denominator for basic and diluted EPS	21,586,019	21,751,304
Basic EPS	$(0.06)	(0.06)
Diluted EPS	$(0.06)	(0.06)

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

Compensation expense for performance share units is recognized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant (see Note 10).

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

The Company utilizes the fair value option on its entire loan receivables portfolio purchased from its bank partner and for the portfolio of loans directly acquired in the state licensed model.

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of March 31, 2024 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$39,457,230	$46,958,727

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2023 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$35,794,290	$48,076,705

(1)	For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, the carrying value of loan payable under Basepoint Credit Agreement, and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the three months period ended March 31, 2024 and the year ended December 31, 2023:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning balance	$35,794,290	$32,932,504
Purchases of loan participation	-	389,949
Obligation of loan participation	-	(12,931)
Loan originations	13,520,686	57,554,746
Interest and fees(1)	3,154,357	14,801,188
Collections	(17,223,499)	(80,089,020)
Net charge off (1)	(812,410)	(11,041,155)
Net change in fair value(1)	5,023,806	21,259,009
Ending balance	$39,457,230	$35,794,290

(1)	Included in loan revenues and fees, net of changes in fair value in the condensed consolidated statements of operations.

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	0.0%	92.5%	20.1%	0%	92.5%	28.9%
Servicing costs	-	-	4.7%	-	-	4.7%
Discount rate	-	-	20.0%	-	-	20.1%

(1)	Figure disclosed as a percentage of outstanding principal balance.
(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of March 31, 2024 and December 31, 2023 concerning loan receivables at fair value are as follows:

	March 31, 2024	December 31, 2023
Aggregate fair value of loan receivables that are 90 days or more past due	$32,430,470	$27,828,083
Unpaid principal balance of loan receivables that are 90 days or more past due	40,942,867	41,208,009
Aggregate fair value of loan receivables in non-accrual status	32,438,737	27,764,926

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2024, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.

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

As part of the Revolution Transaction (See Note 14), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of March 31, 2024, 34 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Idaho, Michigan, Mississippi, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,800 per month. These leases are accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s condensed consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets
Operating Lease Asset	Right of use asset, net	$1,188,746	$1,233,538
Finance Lease Asset	Right of use asset, net	1,736	3,472
Total Lease Assets		$1,190,482	$1,237,010

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$251,591	$240,444
Finance Lease Liability – current portion	Current Lease Liabilities	2,345	4,608
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,254,239	1,321,578
Total Lease Liabilities		$1,508,175	$1,566,630

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

Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	4
Finance Leases	13.39%	-

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s condensed consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs and amounted to $97,256 and $97,367 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Three Months ended
	March 31,
	2024	2023
Cash payments for operating leases	$109,663	$103,368
Cash payments for finance leases	2,391	2,526

Below is a summary of undiscounted operating lease liabilities as of March 31, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the condensed consolidated balance sheet.

Operating Leases
2024	$323,665
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,576
Total undiscounted cash flows	1,996,628
Less: interest	(490,798)
Present value of lease liabilities	$1,505,830

Below is a summary of undiscounted finance lease liabilities as of March 31, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the condensed consolidated balance sheet.

Finance Leases
2024	$2,391
Total undiscounted cash flows	2,391
Less: interest	(46)
Present value of lease liabilities	$2,345

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	March 31, 2024	December 31, 2023
Furniture, fixtures and vehicle	2-5 years	$395,868	$395,868
Website and internal use software	3 years	27,070,011	25,786,321
Computers and software	3-7 years	5,294,516	4,763,115
		32,760,395	30,945,304
Less: accumulated depreciation and amortization		(23,172,157)	(21,636,445)
		$9,588,238	$9,308,859

Depreciation and amortization expense for property and equipment was $1,535,712 and $1,163,348 for the three months ended March 31, 2024 and 2023, respectively.

6. INTANGIBLE ASSETS

The following table provides a summary of our intangible assets:

	March 31, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(1,699,243)	11,045,124
Liberty Loan brand	10 years	340,218	(45,350)	294,868
Non-compete agreements	10 years	86,113	(11,515)	74,598
Non contractual customer relationships	5 years	1,952,371	(520,673)	1,431,698
Customer list	3 years	184,825	(82,142)	102,683
		$15,338,654	$(2,389,683)	$12,948,971

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(1,380,638)	11,363,729
Liberty Loan brand	10 years	340,218	(36,855)	303,363
Non-compete agreements	10 years	86,113	(9,334)	76,779
Non contractual customer relationships	5 years	1,952,371	(423,020)	1,529,351
Customer list	3 years	184,825	(66,742)	118,083
		$15,338,654	$(1,947,349)	$13,391,305

Depreciation and amortization expense for intangible assets was $442,334 and $443,059 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following table:

Amortization Expense
2024 (nine months remaining)	1,326,870
2025	1,764,026
2026	1,707,544
2027	1,675,012
2028	1,317,532
Total	$7,790,984

7. PROMISSORY NOTES-RELATED PARTIES

122 Partners Note- On January 25, 2019, FlexShopper, LLC (the “Promissory Note Borrower”) entered into a subordinated debt financing letter agreement with 122 Partners, LLC, as lender, pursuant to which the Promissory Note Borrower issued a subordinated promissory note to 122 Partners, LLC (the “122 Partners Note”) in the principal amount of $1,000,000. H. Russell Heiser, Jr., FlexShopper’s Chief Executive Officer, is a member of 122 Partners, LLC. On March 30, 2023, the Promissory Note Borrower executed a fourth amendment to the 122 Partners Note such that the maturity date of the 122 Partners Note was extended from April 1, 2023 to October 1, 2023. On September 6, 2023, the Promissory Note Borrower paid all the principal and interest outstanding as of that date.

Interest paid for the 122 Partner Note was $52,643 for the three months ended March 31, 2023.

Interest expensed for the 122 Partner Note was $51,676 for the three months ended March 31, 2023.

NRNS Note- FlexShopper LLC (the “Promissory Note Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At March 31, 2024, amounts outstanding under the NRNS Note bear interest at a rate of 19.44%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note are secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

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

Interest paid for the NRNS Note was $582,780 and $554,286 for the three months ended March 31, 2024 and 2023, respectively.

Interest expensed for the NRNS Note was $582,595 and $555,522 for the three months ended March 31, 2024 and 2023, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2024	$-	$198,398
2025	$10,750,000	$-

8. LOAN PAYABLE UNDER CREDIT AGREEMENT

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a credit agreement (as amended from time-to-time, the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). On September 2022, WE 2014-1, LLC assigned 100% of its Commitments and all Loans to Powerscourt Investments 32, LP, an affiliate of Waterfall Asset Management, LLC. The interest rate charged on amounts borrowed was SOFR plus 11% per annum. The Commitment Termination Date was April 1, 2024.

On March 27, 2024, the Company refinanced all the obligations under the Credit Agreement owed to the Administrative Agent and the Lenders, and all liens held by any of the Lenders, or the Administrative Agent were discharged and released. The Administrative Agent, the Lenders and the Company terminated the Credit Agreement.

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum. The Company will pay the Lender a fee in an amount equal to 1% of the aggregate Commitments as of March 27, 2024, payable in 12 monthly installments on each interest payment date commencing April 2024. At March 31, 2024, amounts borrowed bear interest at 14.44%.

The 2024 Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender, and also prohibits payments of cash dividends on common stock. Additionally, the 2024 Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, Liquidity and Cash, and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the 2024 Credit Agreement). Upon a Permitted Change of Control, FlexShopper must refinance the debt under the 2024 Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at March 31, 2024, follows:

	March 31, 2024
	Required Covenant	Actual Position
Equity Book Value not less than	$16,452,246	$29,227,621
Liquidity greater than	1,500,000	5,593,750
Cash greater than	500,000	5,593,750
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	4.29

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

The Company borrowed under the Credit Agreement and under the 2024 Credit Agreement $10,611,690 for the three months ended March 31, 2024, and $2,750,000 for the three months ended March 31, 2023. The Company repaid under the Credit Agreement and under 2024 Credit Agreement $0 for the three months ended March 31, 2024, and $2,575,000 for the three months ended March 31, 2023.

Interest expense incurred under the Credit Agreement and under the 2024 Credit Agreement amounted to $4,285,346 for the three months ended March 31, 2024, and $3,278,837 for the three months ended March 31, 2023. The outstanding balance under the 2024 Credit Agreement was $107,066,690 as of March 31, 2024 and was $96,455,000 under the Credit Agreement as of December 31, 2023. Such amount is presented in the condensed consolidated balance sheets net of unamortized issuance costs of $1,500,000 and $70,780 as of March 31, 2024 and December 31, 2023, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2026, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at March 31, 2024.

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

As of March 31, 2024, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of March 31, 2024, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of March 31, 2024 totaled $24,257,470. As of March 31, 2024, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

As the dividends for the Series 2 Preferred Shares have not been declared by the Company’s Board of Directors, there is no dividends accrual reflected in the Company's condensed consolidated financial statement. The Series 2 Preferred Shares dividends is reflected on the condensed consolidated statement of operations for purposes of determining the net income attributable to common and Series 1 Convertible Preferred shareholders.

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

There was no expense recorded during the three months ended March 31, 2024 and March 31, 2023 related to warrants.

The following table summarizes information about outstanding stock warrants as of March 31, 2024 and December 31, 2023, all of which are exercisable:

Exercise	Common Stock Warrants	Weighted Average Remaining Contractual Life
Price	Outstanding	Mar 31, 2024	Dec 31, 2023
$1.25	1,055,184	2 years	2 years
$1.25	160,000	2 years	2 years
$1.34	40,000	2 years	2 years
$1.40	40,000	2 years	2 years
$1.54	40,000	2 years	2 years
$1.62	40,000	2 years	2 years
$1.68	40,000	2 years	2 years
$1.69	40,000	2 years	2 years
$1.74	40,000	2 years	2 years
$1.76	40,000	2 years	2 years
$1.91	40,000	2 years	2 years
$1.95	40,000	2 years	2 years
$2.00	40,000	2 years	2 years
$2.01	40,000	2 years	2 years
$2.08	40,000	2 years	2 years
$2.45	40,000	2 years	2 years
$2.53	40,000	2 years	2 years
$2.57	40,000	2 years	2 years
$2.70	40,000	1 years	2 years
$2.78	40,000	2 years	2 years
$2.79	40,000	1 year	2 years
$2.89	40,000	3 years	4 years
$2.93	40,000	2 years	2 years
$2.97	40,000	1 year	2 years
$3.09	40,000	3 years	3 years
$3.17	40,000	3 years	4 years
$3.19	40,000	1 year	2 years
$3.27	40,000	1 year	2 years
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

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. As of March 31, 2024, approximately 2,150,461 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense include the following components:

	Three Months Ended March 31,
	2024	2023
Stock options	$80,444	$420,748
Performance share units (“PSU”)	136,681	-
Total stock-based compensation	$217,125	$420,748

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the condensed consolidated statements of operations was $217,125 for the three months ended March 31, 2024 and $420,748 for three months ended March 31, 2023. Unrecognized compensation cost related to non-vested options and PSU at March 31, 2024 amounted to $964,416, which is expected to be recognized over a weighted average period of 2.01 years.

Stock options:

The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM) pricing model. The Company didn’t grant stock options during the three months periods ending March 31, 2024 and March 31, 2023.

Activity in stock options for the three months period ended March 31, 2024 and March 31, 2023 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2024	4,452,447	$1.57		$2,152,602
Expired	(55,000)	8.00		-
Outstanding at March 31, 2024	4,397,447	$1.49	7.18	$1,630,800
Vested and exercisable at March 31, 2024	3,661,778	$1.56	6.96	$1,257,638

Outstanding at January 1, 2023	3,919,228	$1.97		$52,223
Exercised	(1,500)	0.79		345
Outstanding at March 31, 2023	3,917,728	$1.97	6.54	$3,016
Vested and exercisable at March 31, 2023	3,555,094	$1.98	6.47	$3,016

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

Activity in performance share units for the three months period ended March 31, 2024 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2024	1,250,000	$0.78
Granted	-	-
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at March 31, 2024	1,250,000	$0.78

Non- vested at January 1, 2023	790,327	$1.53
Granted	-	-
Forfeited/ unearned	-	-
Vested	-	-
Non- vested at March 31, 2023	790,327	$1.53

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

The Company’s effective income tax rate for the three months ended March 31, 2024 was approximately 21%.

The realization of the deferred tax asset as of March 31, 2024 is more likely than not based on the Company’s projected taxable income.

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

Litigation

The Company is not involved in any current or pending material litigation. The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named defendants, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s condensed consolidated financial condition or results of operations.

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

The Revolution Transaction includes the Buyer’s assumption of Revolution’s consumer loan portfolio, related cash and its credit facility (“Revolution Credit Facility”) as this facility is backed by the portfolio acquired. On June 7, 2023, the Revolution Credit Facility was legally transferred to FlexShopper (See Note 15).

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

On December 31, 2023, the promissory note related to acquisition was adjusted based upon the pre-tax loss of the acquired business in 2023 and based on this the Company recognized in the year ended December 31, 2023 a positive net change in fair value of promissory note related to acquisition of $3,678,689.

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

The Basepoint Credit Agreement includes covenants requiring the Basepoint Borrower and the guarantor to maintain a minimum amount of liquidity that is no less than 5% of the current Borrowing Base and maintain a minimum amount of cash held in the concentration accounts of $200,0000. The tangible net worth of the Basepoint Borrower and the guarantor shall not be less than 10% of the current Borrowing Base and the Basepoint Borrower and the guarantor shall maintain a positive consolidated net income. The terms tangible net worth and positive consolidated net income for the purpose of calculating the covenants under the Basepoint Credit Agreement are defined in the agreement. The Company is in compliance with Basepoint Credit Agreement covenants as of March 31, 2024.

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

Interest expense incurred under the Basepoint Credit Agreement amounted to $261,614 for the three months ended March 31, 2024. The outstanding balance under the Basepoint Credit Agreement was $7,412,605 as of March 31, 2024. Such amount is presented in the condensed consolidated balance sheets net of unamortized issuance costs of $83,347 as of March 31, 2024. Interest is payable weekly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at March 31, 2024.

16. EMPLOYEE BENEFIT PLAN

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $49,707 and $50,161 for the three month period ended March 31, 2024 and March 31, 2023, respectively.

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

The Company purchased under the share repurchase program 5,418 shares of common stock for a net cost of $6,098 for the three month ended March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing at the end of our Form 10-K for the fiscal year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The “Risk Factors” section of our Form 10-K for the fiscal year ended December 31, 2023 should be read for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Executive Overview

FlexShopper is a financial technology company that offers payment options to customers.

Since December 2013, we have developed a business that focuses on improving the quality of life of our customers  by providing them the opportunity to obtain ownership of high-quality durable products, such as consumer electronics, home appliances, computers (including tablets and wearables), smartphones, tires, jewelry and furniture (including accessories), under affordable payment lease-to-own (“LTO”) purchase agreements with no long-term obligation. We believe that the introduction of FlexShopper’s LTO programs support broad untapped expansion opportunities within the U.S. consumer e-commerce and retail marketplaces. We have successfully developed and are currently processing LTO transactions using FlexShopper’s proprietary technology that automates the process of consumers receiving spending limits and entering into leases for durable goods within seconds. FlexShopper’s primary LTO sales channels, which include business to consumer (“B2C”) and business to business (“B2B”) channels. Our B2C customers can acquire well-known brands such as Apple, Samsung, Sony, Frigidaire, General Electric, LG, Whirlpool, Hewlett Packard, Asus, Dell and Ashley at flexshopper.com. Concurrently, e-tailers and retailers FlexShopper’s may increase their sales by utilizing FlexShopper’s B2B channel to connect with consumers that want to acquire products on an LTO basis. FlexShopper’s LTO sales channels include (1) selling directly to consumers via the online FlexShopper.com marketplace featuring thousands of durable goods, (2) utilizing our LTO payment method at check-out on our partners’ e-commerce sites and (3) facilitating LTO transactions with retailers in their physical locations both through their in-store terminals and FlexShopper applications accessed via the Internet.

In 2021, we began to offer an unsecured, consumer loan product for our bank partner. In the bank partner origination model, applicants who apply and obtain a loan through our online platform are underwritten, approved, and funded by the bank partner. The product provides flexibility for FlexShopper to offer loans in retailer channels that provide services in addition to durable goods (e.g., tire retailers that provide car repair services) or in states which do not have lease purchase agreement regulations. FlexShopper’s bank lending product leverages its marketing and servicing expertise and its partner bank’s national presence to enable improved credit access to consumers. We manage many aspects of the loan life cycle on behalf of its bank partner, including customer acquisition, underwriting and loan servicing. This relationship allows FlexShopper’s bank partner to leverage our customer acquisition channel, underwriting and service capabilities, which they would otherwise need to develop in-house. The bank partner uses their own capital to originate loans. The bank partner retains approval rights on all aspects of the program and are primarily responsible for regulatory and compliance oversight. Under the bank partner model, FlexShopper is compensated by the bank partner as a service provider for our role in delivering the technology and services to the bank partner to facilitate origination and servicing of loans throughout each loan’s lifecycle. FlexShopper’s bank partner holds loans originated on our platform. FlexShopper acquires participation rights in such loans ranging from 95 to 100% of the loan. FlexShopper is able to repurpose its technology as well as marketing, underwriting and servicing experience gained from the LTO business to facilitate bank partner originations. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. The Company is actively working on onboarding a new bank partner for this loan model.

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

During the first quarter of 2024, FlexShopper launched a new initiative to offer alternative lender’s payment options on Flexshopper.com marketplace to broaden the reach to a wider set of customers, both above and below the current credit segment served by FlexShopper leases. In this initiative (retail sales), FlexShopper sells the items and makes a profit on the product margin.

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes, and other business trends. The lease receivables balances consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Lease receivables	$76,748,221	$64,749,918
Allowance for doubtful accounts	(27,432,189)	(19,954,828)
Lease receivables, net	$49,316,032	$44,795,090

The allowance is a significant percentage of the balance because FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $2,006,688 for the three months ended March 31, 2024 and $18,971,772 for the three months ended March 31, 2023.

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning balance	$19,954,828	$13,078,800
Provision	9,484,049	42,505,647
Accounts written off	(2,006,688)	(35,629,619)
Ending balance	$27,432,189	$19,954,828

Loan receivables at fair value – The Company elected the fair value option on its entire loan and loan participation receivables portfolio. As such, loan receivables are carried at fair value on the condensed consolidated balance sheets with changes in fair value recorded on the condensed consolidated statements of operations. Accrued and unpaid interest and fees are included in loan receivables at fair value on the condensed consolidated balance sheets. Management believes the reporting of these receivables at fair value more closely approximates the true economics of the loan.

Interest and fees are discontinued when loans receivable become contractually 90 or more days past due. The Company charges-off loans at the earlier of when the loans are determined to be uncollectible or when the loans are 90 days contractually past due. Recoveries on loan receivables that were previously charged off are recognized when cash is received. Changes in the fair value of loan receivables include the impact of current period charge offs associated with these receivables.

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

Key performance metrics for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$35,284,876	$34,255,083	$1,029,793	3.0
Provision for doubtful accounts	(9,484,049)	(11,238,415)	1,754,366	(15.6)
Gain on sale of lease receivables	32,909	1,697,490	(1,664,581)	(98.1)
Net lease billing and fees	$25,833,736	$24,714,158	$1,119,578	4.5
Loan revenues and fees	3,119,881	5,086,965	(1,967,084)	(38.7)
Net changes in the fair value of loans receivable	4,211,396	984,652	3,226,744	327.7
Net loan revenues	$7,331,277	$6,071,617	$1,259,660	20.7
Retail revenues	779,860	-	779,860	100.0
Total revenues	$33,944,873	$30,785,775	$3,159,098	10.3
Depreciation and impairment of lease merchandise	(14,685,863)	(15,345,788)	659,925	(4.3)
Loans origination costs and fees	(821,827)	(1,833,627)	1,011,800	(55.2)
Cost of retail revenues	(611,204)	-	(611,204)	100.0
Gross profit	$17,825,979	$13,606,360	$4,219,619	31.0
Gross profit margin	53%	44%

	Three months ended March 31,
	2024	2023	$ Change	% Change
Adjusted EBITDA:
Net loss	$(214,179)	$(230,215)	$16,036	(7.0)
Income taxes	(56,933)	(148,539)	91,606	(61.7)
Amortization of debt issuance costs	195,095	70,367	124,728	177.3
Amortization of discount on the promissory note related to acquisition	-	59,239	(59,239)	(100.0)
Other amortization and depreciation	2,315,487	1,826,157	489,330	26.8
Interest expense	5,119,999	4,401,721	718,278	16.3
Stock-based compensation	217,125	420,748	(203,623)	(48.4)
Adjusted EBITDA	$7,576,594	$6,399,478	$1,177,116	18.4

We refer to Gross Profit and Adjusted EBITDA in the above tables as we use these measures to evaluate our operating performance and make strategic decisions about the Company. Management believes that Gross Profit and Adjusted EBITDA provide relevant and useful information which is widely used by analysts, investors and competitors in our industry in assessing performance.

Gross Profit represents GAAP revenue less depreciation and impairment of lease merchandise, less loans originations costs and fees, and less cost of retail revenues. Gross Profit provides us with an understanding of the results from the primary operations of our business. We use Gross Profit to evaluate our period-over-period operating performance. This measure may be useful to an investor in evaluating the underlying operating performance of our business.

Adjusted EBITDA represents net income/ (loss) before interest, stock-based compensation, taxes, depreciation (other than depreciation of leased merchandise), amortization and one-time or non-recurring items. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table details operating results for the three months ended March 31, 2024 and 2023:

	2024	2023	$ Change	% Change

Gross lease billings and fees	$35,284,876	$34,255,083	$1,029,793	3.0
Provision for doubtful accounts	(9,484,049)	(11,238,415)	1,754,366	(15.6)
Gain on sale of lease receivables	32,909	1,697,490	(1,664,581)	(98.1)
Net lease billing and fees	$25,833,736	$24,714,158	$1,119,578	4.5
Loan revenues and fees	3,119,881	5,086,965	(1,967,084)	(38.7)
Net changes in the fair value of loans receivable	4,211,396	984,652	3,226,744	327.7
Net loan revenues	$7,331,277	$6,071,617	$1,259,660	20.7
Retail revenues	779,860	-	779,860	-
Total revenues	$33,944,873	$30,785,775	$3,159,098	10.3
Depreciation and impairment of lease merchandise	(14,685,863)	(15,345,788)	659,925	(4.3)
Loans origination costs and fees	(821,827)	(1,833,627)	1,011,800	(55.2)
Cost of retail revenues	(611,204)	-	(611,204)	100.0
Marketing	(1,765,572)	(1,099,189)	(666,383)	60.6
Salaries and benefits	(4,083,918)	(2,726,890)	(1,357,028)	49.8
Other operating expenses	(6,932,507)	(5,627,708)	(1,304,799)	23.2
Operating income	5,043,982	4,152,573	891,409	21.5
Interest expense	(5,315,094)	(4,531,327)	(783,767)	17.3
Income taxes	56,933	148,539	(91,606)	(61.7)
Net loss	$(214,179)	$(230,215)	$16,036	(7.0)

FlexShopper originated 17,614 gross leases less same day cancellations with an average origination value of $711 for the three months ended March 31, 2024 compared to 18,119 gross leases less same day cancellations with an average origination value of $671 for the comparable period last year. Net lease revenues for the three months ended March 31, 2024 were $25,833,736 compared to $24,714,158 for the three months ended March 31, 2023, representing a decrease of $1,119,578 or 4.5%. In 2024, the average origination value per lease was higher compared to the same period last year but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 27% and 33% for the three months ending March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, FlexShopper sold leases in default that were fully matured for $31,909.

Net loan revenues for our bank partner loan model for the three months ended March 31, 2024 were $4,695,183 compared to $3,856,306 for the three months ended March 31, 2023, representing an increase of $838,877 or 21.8%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 166 loans for three months ended March 31, 2023. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. The Company is actively working on onboarding a new bank partner for this loan model.

Net loan revenues for our state licensed loan model for the three months ended March 31, 2024 were $2,636,094 compared to $2,215,311 for the three months ended March 31, 2023, representing an increase of $420,783 or 19.0%. For the state licensde loan model, the Company originated 33,499 loans in the three months ending March 31, 2024 compared to 33,801 loans for the three months ended March 31, 2023.

Depreciation and impairment of lease merchandise for the three months ended March 31, 2024 was $14,685,863 compared to $15,345,788 for the three months ended March 31, 2023, representing a decrease of $659,925 or 4.3%. As the Company’s lease portfolio and revenues decrease, the depreciation and related costs associated with the smaller portfolio also decrease. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue.

Loans origination cost and fees for the three months ended March 31, 2024 was $821,827 compared to $1,833,627 for the three months ended March 31, 2023, representing a decrease of $1,011,800 or 55.2%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products.

Marketing expenses in the three months ended March 31, 2024 were $1,765,572 compared to $1,099,189 in the three months ended March 31, 2023, representing an increase of $666,383 or 60.6%. In 2023, due to the macroeconomic conditions along with tightening approval rates, the Company had slowed down the marketing expenses. In 2024, marketing expenses are increasing slowly to generate more originations.

Salaries and benefits expense in the three months ended March 31, 2024 were $4,083,918 compared to $2,726,890 in the three months ended March 31, 2023, representing an increase of $1,357,028 or 49.8%. The addition of employees for the state licensed loan model contributed to the increase in salaries and benefits.

Other operating expenses for the three months ended March 31, 2024 and 2023 included the following:

	2024	2023
Amortization and depreciation	$2,315,487	$1,826,158
Computer and internet expenses	940,397	1,143,761
Legal and professional fees	1,015,628	789,463
Merchant bank fees	635,833	433,084
Customer verification expenses	212,596	93,109
Stock-based compensation expense	217,125	420,748
Insurance expense	162,297	152,049
Office and telephone expense	309,761	348,292
Rent expense	398,557	292,892
Travel expense	227,198	118,492
Business taxes and licenses	71,394	29,014
Bank service charges	96,603	121,553
Advertising and recruiting fees	65,451	-
Other	264,180	(140,907)
Total	$6,932,507	$5,627,708

Amortization and depreciation expenses in the three months ended March 31, 2024 were $2,315,487 compared to $1,826,158 in the three months ended March 31, 2023, representing an increase of $489,329 or 26.8%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of capitalized data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the three months ended March 31, 2024 were $940,397 compared to $1,143,761 in the three months ended March 31, 2023, representing a decrease of $203,364 or 17.8%. The decrease is mainly due to the optimization of IT related expenses after Revolution Transaction (see Note 14).

Legal and professional fees expenses in the three months ended March 31, 2024 were $1,015,628 compared to $789,463 in the three months ended March 31, 2023, representing an increase of $226,165 or 28.6%. The change is associated mainly with the increase in legal fees as the Company analyzed to offer different products.

Merchant bank fees expenses in the three months ended March 31, 2024 were $635,833 compared to $433,084 in the three months ended March 31, 2023, representing an increase of $202,749 or 46.8%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the three months ended March 31, 2024 were $212,596 compared to $93,109 in the three months ended March 31, 2023, representing an increase of $119,487 or 128.3%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The increase in marketing expense contributed to the increase in this expense.

Stock compensation expense in the three months ended March 31, 2024 were $217,125 compared to $420,748 in the three months ended March 31, 2023, representing a decrease of $203,624 or 48.4%. With the passing of Richard House, Jr, our former CEO, on March 16, 2023, and according to his employment agreement, the Company vested in the first quarter of 2023 all his outstanding stock options which contributed to the decrease in this expense in that period.

Rent expense in the three months ended March 31, 2024 were $398,557 compared to $292,892 in the three months ended March 31, 2023, representing an increase of $105,665 or 36.1%. The increase is related to the monthly lease expense for the storefronts the Company added for the state licensed loan model.

Operations

We promote our FlexShopper lease products across all sales channels through strategic partnerships, direct response marketing, and affiliate and internet marketing, all of which are designed to increase our lease transactions. Our advertisements emphasize such features as instant spending limits and affordable weekly payments. We believe that as the FlexShopper name gains familiarity and national recognition through our advertising efforts, we will continue to educate our customers and potential customers about the lease-to-own payment alternative as well as solidify our reputation as a leading provider of high-quality branded merchandise and services.

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

During the first quarter of 2024, FlexShopper launched a new initiative to offer alternative lender’s payment options on Flexshopper.com marketplace to broaden the reach to a wider set of customers, both above and below the current credit segment served by FlexShopper leases. In this initiative (retail sales), FlexShopper sells the items and makes a profit on the product margin.

To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See the section captioned “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash of $5,593,750 compared to $9,861,646 at the same date in 2023. As of December 31, 2023, the Company had cash of $4,413,130. The increase in cash from December 31, 2023, was primarily due to the cash generated by the portfolio and the reduction in originations.

As of March 31, 2024, the Company had lease receivables of $76,748,221 offset by an allowance for doubtful accounts of $27,432,189, resulting in net accounts receivable of $49,316,032. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of March 31, 2024, the Company had loan receivables of $39,457,230 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using a discounted cash flow models that have been internally developed.

Credit Agreement

On March 6, 2015, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a credit agreement (as amended from time-to-time, the “Credit Agreement”) with Wells Fargo Bank, National Association as paying agent, various lenders from time to time party thereto and WE 2014-1, LLC, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). On September 2022, WE 2014-1, LLC assigned 100% of its Commitments and all Loans to Powerscourt Investments 32, LP, an affiliate of Waterfall Asset Management, LLC. The interest rate charged on amounts borrowed was SOFR plus 11% per annum. The Commitment Termination Date was April 1, 2024.

On March 27, 2024, the Company refinanced all the obligations under the Credit Agreement owed to the Administrative Agent and the Lenders, and all liens held by any of the Lenders, or the Administrative Agent were discharged and released. The Administrative Agent, the Lenders and the Company terminated the Credit Agreement.

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum. The Company will pay the Lender a fee in an amount equal to 1% of the aggregate Commitments as of March 27, 2024, payable in 12 monthly installments on each interest payment date commencing April 2024. At March 31, 2024, amounts borrowed bear interest at 14.44%.

The 2024 Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender, and also prohibits payments of cash dividends on common stock. Additionally, the 2024 Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, Liquidity and Cash, and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the 2024 Credit Agreement). Upon a Permitted Change of Control, FlexShopper must refinance the debt under the 2024 Credit Agreement, subject to the payment of an early termination fee.

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

The Company borrowed under the Credit Agreement and under the 2024 Credit Agreement $10,611,690 for the three months ended March 31, 2024, and $2,750,000 for the three months ended March 31, 2023. The Company repaid under the Credit Agreement and under 2024 Credit Agreement $0 for the three months ended March 31, 2024, and $2,575,000 for the three months ended March 31, 2023.

Interest expense incurred under the Credit Agreement and under the 2024 Credit Agreement amounted to $4,285,346 for the three months ended March 31, 2024, and $3,278,837 for the three months ended March 31, 2023. The outstanding balance under the 2024 Credit Agreement was $107,066,690 as of March 31, 2024 and was $96,455,000 under the Credit Agreement as of December 31, 2023. Such amount is presented in the condensed consolidated balance sheets net of unamortized issuance costs of $1,500,000 and $70,780 as of March 31, 2024 and December 31, 2023, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2026, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at March 31, 2024.

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

The Promissory Note Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At March 31, 2024, amounts outstanding under the NRNS Note bear interest at a rate of 19.44%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

On June 29, 2023, the Company, the Promissory Note Borrower, NRNS, Mr. Heiser and PITA Holdings, LLC (“PITA”) entered into an Amendment to Subordinated Debt and Warrants to Purchase Common Stock (the “Amendment”), pursuant to which, among other things, the parties agreed to extend the maturity date of the NRNS Note from July 1, 2024 to July 1, 2025. To induce NRNS into the Amendment, the Company extended the expiration date of certain warrants (See Note 9). The cost of the warrant modification was $917,581 and was recorded as a deferred debt cost of NRNS note. No other changes were made to such NRNS Note. As of March 31, 2024, $10,948,398 of principal and accrued and unpaid interest was outstanding on the NRNS Note.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used by operating activities was $5,643,178 for the three months ended March 31, 2024 was primarily due to the purchases of leased merchandise, and the change in lease receivable partially offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Net cash provided by operating activities was $5,599,339 for the three months ended March 31, 2023 and was primarily due to the purchases of leased merchandise and the change in lease receivable offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $2,279,532 comprised of the use of $1,815,091 for the purchase of property and equipment, including capitalized software costs, and $464,441 of data costs.

For the three months ended March 31, 2023, net cash used in investing activities was $1,922,882 comprised of the use of $1,753,800 for the purchase of property and equipment, including capitalized software costs, and $169,082 of data costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9,103,330 for the three months ended March 31, 2024 primarily due to the funds drawn on the Credit Agreement of $10,611,690 offset by debt issuance related cost under the Credit Agreement of $1,500,000.

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

Financial Impact of COVID-19 Pandemic

As of May 13, 2024, the Company is not experiencing any material impact from the COVID-19 Pandemic. However, our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future.

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

In connection with our December 31, 2023 financial statements, we identified a material weakness in our internal control over financial reporting. This material weakness was due to a lack of effective controls over the review of certain accounts calculations related to the tax provision as developed by a third-party service provider. The tax provision is a complex calculation for the Company mainly because there are several different state tax regulations to take into consideration, the business combination occurred in 2022, and the recent changes to the tax interest limitation.

The Company has taken efforts and actions during the first quarter of 2024 to remediate the material weakness identified as of December 31, 2023. These actions included the change of the tax third party service provider and the Company expects to complete the remediation efforts in the second quarter of 2024.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2024.

Other than the efforts and actions taken to remediate the material weakness identified as of December 31, 2023, there were no other changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table presents information with respect to purchases of common stock made during the three months period ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Dollar Value of Shares that may yet be Purchased Under Publicly Announced Programs
January 1- January 31	-	-	-	-
February 1- February 29	4,318	1.10	4,318	1,828,391
March 1- March 31	1,100	1.10	1,100	1,827,145

The Company purchased under the share repurchase program 5,418 shares of common stock for a net cost of $6,098 for the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of FlexShopper, Inc. (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 10-K filed on March 11, 2019 and incorporated herein by reference).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2018 and incorporated herein by reference).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018 and incorporated herein by reference).
10.1	Credit Agreement, dated as of March 24, 2024, by and among FlexShopper 2, LLC, Computershare Trust Company, National Association, various lenders from time to time party hereto, and Powerscourt Investment 50, LP (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2024 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification – Principal Executive and Financial Officer*
32.1	Section 1350 Certification – Principal Executive and Financial Officer*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: May 13, 2024	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)