Form 10-Q
period 2024-06-30
FlexShopper, Inc.
filed 2024-08-06
CIK 1397047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the issuer had a total of 21,619,954 shares of common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	general economic conditions, including inflation, rising interest rates, and other adverse macro-economic conditions;

●	the impact of deteriorating macro-economic environment, including bank defaults and closures on our customer’s ability to make the payment they owe our business and on our proprietary algorithms and decisioning tools used in approving customer to be indicative of customer’s ability to perform;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to maintain compliance with financial covenants under our credit agreement;

●	the failure to successfully manage and grow our FlexShopper.com e-commerce platform;

●	our ability to compete in a highly competitive industry;

●	our ability to attract and onboard a new bank partner that originates the loans in the bank partner loan model;

●	our dependence on the success of our third-party retailers and our continued relationships with them;

●	our relationship with the bank partner that originate the loans in the bank partner loan model;

●	our compliance with various federal, state and local laws and regulations, including those related to consumer protection;

●	the failure to protect the integrity and security of customer and employee information;

●	our ability to attract and retain key executives and employees

●	our ability to realize the deferred tax asset; and

●	the other risks and uncertainties described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,892,912	$4,413,130
Lease receivables, net	57,151,127	44,795,090
Loan receivables at fair value	40,085,656	35,794,290
Prepaid expenses and other assets	4,452,164	3,300,677
Lease merchandise, net	25,856,542	29,131,440
Total current assets	132,438,401	117,434,627

Property and equipment, net	9,419,105	9,308,859
Right of use asset, net	1,142,104	1,237,010
Intangible assets, net	12,506,545	13,391,305
Other assets, net	2,459,908	2,175,215
Deferred tax asset, net	14,246,325	12,943,361
Total assets	$172,212,388	$156,490,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,811,310	$7,139,848
Accrued payroll and related taxes	381,929	578,197
Promissory notes to related parties, including accrued interest	174,096	198,624
Accrued expenses	3,763,725	3,972,397
Lease liability - current portion	263,111	245,052
Total current liabilities	8,394,171	12,134,118
Loan payable under credit agreement to beneficial shareholder, net of unamortized issuance costs of $1,332,712 at June 30, 2024 and $70,780 at December 31, 2023	117,483,978	96,384,220
Promissory notes to related parties, net of unamortized issuance costs of $420,558 at June 30, 2024 and $649,953 at December 31, 2023 and net of current portion	10,329,442	10,100,047
Loan payable under Basepoint credit agreement, net of unamortized issuance costs of $73,730 at June 30, 2024 and $92,964 at December 31, 2023	7,338,875	7,319,641
Lease liabilities, net of current portion	1,184,683	1,321,578
Total liabilities	144,731,149	127,259,604

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value - authorized 40,000,000 shares, issued 21,988,711 shares at June 30, 2024 and 21,752,304 shares at December 31, 2023	2,200	2,176
Treasury shares, at cost- 346,258 shares at June 30, 2024 and 164,029 shares at December 31, 2023	(367,563)	(166,757)
Additional paid in capital	42,684,380	42,415,894
Accumulated deficit	(37,641,438)	(35,824,200)
Total stockholders’ equity	27,481,239	29,230,773
	$172,212,388	$156,490,377

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenues:
Lease revenues and fees, net	$27,074,048	$22,906,843	$52,907,784	$47,621,001
Loan revenues and fees, net of changes in fair value	3,314,375	1,625,193	10,645,652	7,696,810
Retail revenues	1,370,462	-	2,150,322	-
Total revenues	31,758,885	24,532,036	65,703,758	55,317,811

Costs and expenses:
Depreciation and impairment of lease merchandise	13,848,925	14,485,417	28,534,788	29,831,205
Loan origination costs and fees	896,040	1,655,424	1,717,867	3,489,051
Cost of retail revenues	1,059,098	-	1,670,302	-
Marketing	2,545,814	1,488,578	4,311,386	2,587,767
Salaries and benefits	4,224,614	2,976,008	8,308,533	5,702,898
Operating expenses	6,807,328	5,957,932	13,739,834	11,585,640
Total costs and expenses	29,381,819	26,563,359	58,282,710	53,196,561

Operating income/ (loss)	2,377,066	(2,031,323)	7,421,048	2,121,250

Interest expense including amortization of debt issuance costs	(5,226,155)	(4,568,557)	(10,541,249)	(9,099,884)
Loss before income taxes	(2,849,089)	(6,599,880)	(3,120,201)	(6,978,634)
Benefit from income taxes	1,246,030	1,302,225	1,302,963	1,450,764
Net loss	(1,603,059)	(5,297,655)	(1,817,238)	(5,527,870)

Dividends on Series 2 Convertible Preferred Shares	(1,091,742)	(992,493)	(2,161,198)	(1,964,726)
Net loss attributable to common and Series 1 Convertible Preferred shareholders	$(2,694,801)	$(6,290,148)	$(3,978,436)	$(7,492,596)

Basic and diluted loss per common share:
Basic	$(0.13)	$(0.29)	$(0.18)	$(0.34)
Diluted	$(0.13)	$(0.29)	$(0.18)	$(0.34)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,469,720	21,752,304	21,527,869	21,751,807
Diluted	21,469,720	21,752,304	21,527,869	21,751,807

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2024 and 2023

(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	164,029	$(166,757)	$42,415,894	$(35,824,200)	$29,230,773
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	217,125	-	217,125
Purchases of treasury stock	-	-	-	-	-	-	5,418	(6,098)	-	-	(6,098)
Net loss	-	-	-	-	-	-	-	-	-	(214,179)	(214,179)
Balance, March 31, 2024	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	169,447	$(172,855)	$42,633,019	$(36,038,379)	$29,227,621
Provision for compensation expense related to stock-based compensation									154,873		154,873
Vesting of performance share units, net of share withheld for employee taxes					236,407	24			(103,512)		(103,488)
Purchases of treasury stock							176,811	(194,708)			(194,708)
Net loss										(1,603,059)	(1,603,059)
Balance, June 30, 2024	170,332	851,660	21,952	21,952,000	21,988,711	2,200	346,258	(367,563)	42,684,380	(37,641,438)	27,481,239

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176	$39,819,420	$(31,590,583)	$31,034,673
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	420,748	-	420,748
Exercise of stock options into common stock	-	-	-	-	1,500	-	1,185	-	1,185
Net loss	-	-	-	-	-	-	-	(230,215)	(230,215)
Balance, March 31, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	$40,241,353	$(31,820,798)	$31,226,391
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	443,800	-	443,800
Extension of warrants	-	-	-	-	-	-	917,581	-	917,581
Net loss	-	-	-	-	-	-	-	(5,297,655)	(5,297,655)
Balance, June 30, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	$41,602,734	$(37,118,453)	$27,290,117

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,817,238)	$(5,527,870)
Adjustments to reconcile net loss to net cash (used in)/ provided by operating activities:
Depreciation and impairment of lease merchandise	28,534,788	29,831,205
Other depreciation and amortization	4,698,213	3,710,703
Amortization of debt issuance costs	509,797	182,174
Amortization of discount on the promissory note related to acquisition	-	118,476
Compensation expense related to stock-based compensation	371,998	864,548
Provision for doubtful accounts	17,290,476	22,085,828
Deferred income tax	(1,302,963)	(1,457,740)
Net changes in the fair value of loans receivables at fair value	(4,898,876)	837,048
Changes in operating assets and liabilities:
Lease receivables	(29,646,513)	(25,773,184)
Loans receivables at fair value	607,510	6,990,410
Prepaid expenses and other assets	(1,208,258)	412,391
Lease merchandise	(25,259,890)	(22,878,600)
Purchase consideration payable related to acquisition	-	208,921
Lease liabilities	(19,329)	(12,243)
Accounts payable	(3,328,538)	(2,506,724)
Accrued payroll and related taxes	(196,268)	(11,079)
Accrued expenses	(233,202)	(1,603,202)
Net cash (used in)/ provided by operating activities	(15,898,293)	5,471,062

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(3,207,307)	(3,114,534)
Purchases of data costs	(944,313)	(343,428)
Net cash used in investing activities	(4,151,620)	(3,457,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	22,361,690	2,750,000
Repayment of loan payable under credit agreement	-	(2,795,000)
Repayment of loan payable under Basepoint credit agreement	-	(1,500,000)
Debt issuance related costs	(1,523,100)	(115,403)
Proceeds from exercise of stock options	-	1,185
Principal payment under finance lease obligation	(4,601)	(4,917)
Repayment of purchase consideration payable related to acquisition		(143,330)
Tax payments associated with equity-based compensation transactions	(103,488)	-
Purchase of treasury stock	(200,806)	-
Net cash provided by/ (used in) financing activities	20,529,695	(1,807,465)

INCREASE IN CASH	479,782	205,635

CASH, beginning of period	4,413,130	6,173,349

CASH, end of period	$4,892,912	$6,378,984

Supplemental cash flow information:
Interest paid	$9,414,926	$8,453,511
Noncash investing and financing activities
Due date extension of warrants	$-	$917,581

The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.

Notes To Condensed Consolidated Financial Statements

For the six months ended June 30, 2024 and 2023

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

Segment Information - Operating segments are defined as components of an enterprise about which separate financial information is available between which resources are allocated by the chief operating decision maker. The Company’s chief operating decision maker is the Chief Executive Officer. The Company has one operating and reportable segment that includes all the Company’s financial services, which is consistent with the current organizational structure.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Lease receivables	$90,159,481	$64,749,918
Allowance for doubtful accounts	(33,008,354)	(19,954,828)
Lease receivables, net	$57,151,127	$44,795,090

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $2,230,263 and $4,236,950 for the three and six months ended June 30, 2024, respectively, and $13,757,036 and $32,728,807 for the three and six months ended June 30, 2023, respectively.

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning balance	$19,954,828	$13,078,800
Provision	17,290,476	42,505,647
Accounts written off	(4,236,950)	(35,629,619)
Ending balance	$33,008,354	$19,954,828

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

The net lease merchandise balances consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Lease merchandise at cost	$48,811,580	$49,687,498
Accumulated depreciation and impairment reserve	(22,955,038)	(20,556,058)
Lease merchandise, net	$25,856,542	$29,131,440

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

Net changes in the fair value of loan receivables included in the consolidated statements of operations in the line “loan revenues and fees, net of changes in fair value” was a gain of $687,479 and $4,898,876 for the three and six months ended June 30, 2024, respectively, and a loss of $1,821,700 and $837,048 for the three and six months ended June 30, 2023, respectively.

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

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Lease billings and accruals	$34,686,893	$32,501,656	$69,971,769	$66,756,740
Provision for doubtful accounts	(7,806,427)	(10,847,413)	(17,290,476)	(22,085,828)
Gain on sale of lease receivables	28,525	1,252,600	61,434	2,950,089
Lease placement collections	165,057	-	165,057	-
Lease revenues and fees	$27,074,048	$22,906,843	$52,907,784	$47,621,001

Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $190,388 and $261,168 for the three and six months ended June 30, 2024, respectively, and $70,368 and $140,735 for the three and six months ended June 30, 2023, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $114,698 and $229,395 for the three and six months ended June 30, 2024, respectively, and $38,233 and $38,233 for the three and six months ended June 30, 2023, respectively.

Debt issuance costs incurred in conjunction with the Basepoint Credit Agreement entered into on June 7, 2023 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $9,617 and $19,234 for the three and six months ended June 30, 2024, respectively was $3,206 and $3,206 for the three and six months ended June 30, 2023, respectively.

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

For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $442,426 and $884,760 for the three and six months ended June 30, 2024, respectively, and $443,059 and $886,118 for the three and six months ended June 30, 2023, respectively.

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $1,561,352 and $3,097,061 for the three and six months ended June 30, 2024, respectively, and $1,207,069 and $2,370,418 for the three and six months ended June 30, 2023, respectively.

Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,221,579 and $2,505,268 for the three and six months ended June 30, 2024, respectively, and $1,227,024 and $2,522,838 for the three and six months ended June 30, 2023, respectively. Capitalized software amortization expense was $1,203,688 and $2,351,166 for the three and six months ended June 30, 2024, respectively, and $961,061 and $1,870,405 for the three and six months ended June 30, 2023, respectively.

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

Capitalized data costs amounted to $479,871 and $944,313 for the three and six months ended June 30, 2024, respectively, and $174,346 and $343,428 for the three and six months ended June 30, 2023, respectively. Capitalized data costs amortization expense was $378,951 and $716,392 for the three and six months ended June 30, 2024, respectively, and $234,417 and $454,167 for the three and six months ended June 30, 2023, respectively.

Capitalized data costs net of its amortization are included in the condensed consolidated balance sheets in Other assets, net.

Impairment of Long-Lived Assets – We evaluate all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable by the undiscounted net cash flow they will generate. Impairment is recognized when the carrying amounts of such assets exceed their fair value. For the three and six months ended June 30, 2024 there were no impairments.

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

The following table reflects the number of common shares issuable upon conversion or exercise.

	June 30,
	2024	2023
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Common Stock Options	4,397,447	5,435,572
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	937,499	1,250,000
	13,661,056	15,011,682

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2024 and 2023:

	Six Months ended
	June 30,
	2024	2023
Numerator
Net loss	$(1,817,238)	$(5,527,870)
Series 2 Convertible Preferred Stock dividends	(2,161,198)	(1,964,726)
Net loss attributable to common and Series 1 Convertible Preferred Stock	(3,978,436)	(7,492,596)
Net income attributable to Series 1 Convertible Preferred Stock	-	-
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	-
Net loss attributable to common shares- Numerator for basic EPS	(3,978,436)	$(7,492,596)
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	-	-
Net loss attributable to common shares after assumed conversions- Numerator for diluted EPS	(3,978,436)	(7,492,596)
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,527,869	21,751,807
Effect of dilutive securities:
Series 2 Convertible Preferred Stock	-	-
Series 1 Convertible Preferred Stock	-	-
Common stock options and performance share units	-	-
Common stock warrants	-	-
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	21,527,869	21,751,807
Basic EPS	$(0.18)	$(0.34)
Diluted EPS	$(0.18)	$(0.34)

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2024 and 2023:

	Three Months ended
	June 30,
	2024	2023
Numerator
Net loss	$(1,603,059)	$(5,297,655)
Series 2 Convertible Preferred Stock dividends	(1,091,742)	(992,493)
Net loss attributable to common and Series 1 Convertible Preferred Stock	(2,694,801)	(6,290,148)
Net income attributable to Series 1 Convertible Preferred Stock	-	-
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	-
Net loss attributable to common shares- Numerator for basic EPS	(2,694,801)	(6,290,148)
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	-	-
Net loss attributable to common shares after assumed conversions – Numerator for diluted EPS	$(2,694,801)	$(6,290,148)
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,469,720	21,752,304
Effect of dilutive securities
Series 2 Convertible Preferred Stock	-	-
Series 1 Convertible Preferred Stock	-	-
Common stock options and performance share units	-	-
Common stock warrants	-	-
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator for diluted EPS	21,469,720	21,752,304
Basic EPS	$(0.13)	$(0.29)
Diluted EPS	$(0.13)	$(0.29)

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

The Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 is as follows:

	Fair Value Measurement Using			Carrying
Financial instruments – As of June 30, 2024 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$40,085,656	$48,618,482

	Fair Value Measurement Using			Carrying
Financial instruments – As of December 31, 2023 (1)	Level 1	Level 2	Level 3	Amount
Loan receivables at fair value	$-	$-	$35,794,290	$48,076,705

(1)	For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, the carrying value of loans payable under Basepoint Credit Agreement, and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.

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

The Company estimates the fair value of the promissory note related to acquisition using the discounted cash flow model. The model uses inputs including estimated cash flows and a discount rate.

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

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the six months ended June 30, 2024 and  the year ended December 31, 2023:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning balance	$35,794,290	$32,932,504
Purchases of loan participation	1,058,998	389,949
Obligation of loan participation	-	(12,931)
Loan originations	26,200,446	57,554,746
Interest and fees(1)	5,746,776	14,801,188
Collections	(32,554,732)	(80,089,020)
Net charge off (1)	(2,411,225)	(11,041,155)
Net change in fair value(1)	6,251,103	21,259,009
Ending balance	$40,085,656	$35,794,290

(1)	Included in loan revenues and fees, net of changes in fair value in the condensed consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	0%	92.4%	21.4%	0%	92.5%	28.9%
Servicing costs	-	-	4.4%	-	-	4.7%
Discount rate	-	-	20.5%	-	-	20.1%

(1)	Figure disclosed as a percentage of outstanding principal balance.
(2)	Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of June 30, 2024 and December 31, 2023 concerning loan receivables at fair value are as follows:

	June 30, 2024	December 31, 2023
Aggregate fair value of loan receivables that are 90 days or more past due	$33,104,613	$27,828,083
Unpaid principal balance of loan receivables that are 90 days or more past due	42,613,754	41,208,009
Aggregate fair value of loan receivables in non-accrual status	33,119,327	27,764,926

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2024, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.

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

As part of the Revolution Transaction (See Note 14), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of June 30, 2024, 34 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Idaho, Michigan, Mississippi, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,800 per month. These leases are accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s condensed consolidated balance sheets within the Right of use asset, net, Lease liability- current portion and Lease liabilities, net of current portion.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets
Operating Lease Asset	Right of use asset, net	$1,142,104	$1,233,538
Finance Lease Asset	Right of use asset, net	-	3,472
Total Lease Assets		$1,142,104	$1,237,010

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$263,104	$240,444
Finance Lease Liability – current portion	Current Lease Liabilities	7	4,608
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,184,683	1,321,578
Total Lease Liabilities		$1,447,794	$1,566,630

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

Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s condensed consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs amounted to $98,993 and $198,097 for the three and six months ended June 30, 2024, respectively, and $97,367 and $194,623 for the three and six months ended June 30, 2023, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Six Months ended
	June 30,
	2024	2023
Cash payments for operating leases	$212,938	$206,736
Cash payments for finance leases	4,782	4,782

Below is a summary of undiscounted operating lease liabilities as of June 30, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the condensed consolidated balance sheet.

Operating Leases
2024	217,197
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,574
Total undiscounted cash flows	1,890,158
Less: interest	(442,371)
Present value of lease liabilities	$1,447,787

Below is a summary of undiscounted finance lease liabilities as of June 30, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the finance lease liabilities included in the condensed consolidated balance sheet.

Finance Leases
2024	7
Total undiscounted cash flows	7
Less: interest	-
Present value of lease liabilities	$7

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Estimated Useful Lives	June 30, 2024	December 31, 2023
Furniture, fixtures and vehicle	2-5 years	$395,867	$395,868
Website and internal use software	3 years	28,291,589	25,786,321
Computers and software	3-7 years	5,465,155	4,763,115
		34,152,611	30,945,304
Less: accumulated depreciation and amortization		(24,733,506)	(21,636,445)
		$9,419,105	$9,308,859

Depreciation and amortization expense for property and equipment was $1,561,352 and $3,097,061 for the three and six months ended June 30, 2024, respectively, and $1,207,069 and $2,370,418 for the three and six months ended June 30, 2023, respectively.

6. INTANGIBLE ASSETS

The following table provides a summary of our intangible assets:

	June 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(2,017,840)	10,726,527
Liberty Loan brand	10 years	340,218	(53,823)	286,395
Non-compete agreements	10 years	86,113	(13,752)	72,361
Non contractual customer relationships	5 years	1,952,371	(618,396)	1,333,975
Customer list	3 years	184,825	(97,538)	87,287
		$15,338,654	$(2,832,109)	$12,506,545

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(1,380,638)	11,363,729
Liberty Loan brand	10 years	340,218	(36,855)	303,363
Non-compete agreements	10 years	86,113	(9,334)	76,779
Non contractual customer relationships	5 years	1,952,371	(423,020)	1,529,351
Customer list	3 years	184,825	(66,742)	118,083
		$15,338,654	$(1,947,349)	$13,391,305

Depreciation and amortization expense for intangible assets was $442,426 and $884,760 for the three and six months ended June 30, 2024, respectively, and $443,059 and $886,118 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following table:

Amortization Expense
2024 (six months remaining)	884,580
2025	1,764,026
2026	1,707,552
2027	1,675,012
2028	1,317,072
Total	$7,348,242

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

Interest paid for the 122 Partner Note was $53,346 and $105,988 for the three and six months ended June 30, 2023, respectively.

Interest expensed for the 122 Partner Note $53,346 and $105,022 for the three and six months ended June 30, 2023, respectively.

NRNS Note- FlexShopper LLC (the “Promissory Note Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At June 30, 2024, amounts outstanding under the NRNS Note bear interest at a rate of 19.44%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note are secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

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

Interest paid for the NRNS Note was $547,717 and $1,130,537 for the three and six months ended June 30, 2024, respectively, and $573,466 and $1,139,375 for the three and six months ended June 30, 2023, respectively.

Interest expensed for the NRNS Note was $523,415 and $1,106,010 for the three and six months ended June 30, 2024, respectively, and $573,466 and $1,128,987 for the three and six months ended June 30, 2023, respectively.

Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2024	$-	$174,096
2025	$10,750,000	$-

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

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum. The Company will pay the Lender a fee in an amount equal to 1% of the aggregate Commitments as of March 27, 2024, payable in 12 monthly installments on each interest payment date commencing April 2024. At June 30, 2024, amounts borrowed bear interest at 14.44%.

The 2024 Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender, and also prohibits payments of cash dividends on common stock. Additionally, the 2024 Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, Liquidity and Cash, and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the 2024 Credit Agreement). Upon a Permitted Change of Control, FlexShopper must refinance the debt under the 2024 Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at June 30, 2024, follows:

	June 30, 2024
	Required Covenant	Actual Position
Equity Book Value not less than	$16,452,246	$27,481,239
Liquidity greater than	3,500,000	10,346,383
Cash greater than	2,500,000	4,892,912
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	4.72

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

The Company borrowed under the Credit Agreement $11,750,000 and $22,361,690 for the three and six months ended June 30, 2024, respectively, and $0 and $2,750,000 for the three and six months ended June 30, 2023, respectively. The Company repaid under the Credit Agreement and $0 and $0 for the three and six months ended June 30, 2024, respectively, and $220,000 and $2,795,000 for the three and six months ended June 30, 2023, respectively.

Interest expense incurred under the Credit Agreement amounted to $4,137,318 and $8,422,665 for the three and six months ended June 30, 2024, respectively, and $3,332,686 and $6,611,523 for the three and six months ended June 30, 2023, respectively. The outstanding balance under the Credit Agreement was $118,816,690 as of June 30, 2024 and was $96,455,000 as of December 31, 2023. Such amount is presented in the condensed consolidated balance sheets net of unamortized issuance costs of $1,332,712 and $70,780 as of June 30, 2024 and December 31, 2023, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2026, or from reductions in the borrowing base. The Company must repay all borrowed amounts one year after the Commitment Termination Date. Accordingly, all principal is shown as a non-current liability at June 30, 2024.

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

As of June 30, 2024, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.

As of June 30, 2024, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.

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

The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of June 30, 2024 totaled $25,349,212. As of June 30, 2024, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.

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

There was expense related to warrants during the three and six months ended June 30, 2024, and the expense related to warrants was $917,581 and $917,581 for the three and six months ended June 30, 2023, respectively.

The following table summarizes information about outstanding stock warrants as of June 30, 2024 and December 31, 2023, all of which are exercisable:

Exercise	Common Stock Warrants	Weighted Average Remaining Contractual Life
Price	Outstanding	June 30, 2024	Dec 31, 2023
$1.25	1,055,184	2 years	2 years
$1.25	160,000	2 years	2 years
$1.34	40,000	2 years	2 years
$1.40	40,000	2 years	2 years
$1.54	40,000	2 years	2 years
$1.62	40,000	2 years	2 years
$1.68	40,000	2 years	2 years
$1.69	40,000	2 years	2 years
$1.74	40,000	2 years	2 years
$1.76	40,000	2 years	2 years
$1.91	40,000	2 years	2 years
$1.95	40,000	2 years	2 years
$2.00	40,000	2 years	2 years
$2.01	40,000	2 years	2 years
$2.08	40,000	2 years	2 years
$2.45	40,000	2 years	2 years
$2.53	40,000	2 years	2 years
$2.57	40,000	2 years	2 years
$2.70	40,000	1 years	2 years
$2.78	40,000	2 years	2 years
$2.79	40,000	1 years	2 years
$2.89	40,000	3 years	4 years
$2.93	40,000	2 years	2 years
$2.97	40,000	1 years	2 years
$3.09	40,000	3 years	3 years
$3.17	40,000	3 years	4 years
$3.19	40,000	1 years	2 years
$3.27	40,000	1 years	2 years
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

Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. As June 30, 2024, approximately 2,150,000 shares remained available for issuance under the 2018 plan.

Stock-based compensation expense included the following components:

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023
Stock options	$80,463	$384,396	$160,907	$805,144
Performance share units	74,410	59,404	211,091	59,404
Total stock-based compensation	$154,873	$443,800	$371,998	$864,548

The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the condensed consolidated statements of operations was $154,873 and $371,998 for the three and six months ended June 30, 2024, respectively, and $443,800 and $864,548 for the three and six months ended June 30, 2023, respectively. Unrecognized compensation cost related to non-vested options and PSU at June 30, 2024 amounted to $809,543, which is expected to be recognized over a weighted average period of 1.84 years.

Stock options:

The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM). The Company did not grant stock options during the six months ended June 30, 2024. The weighted average assumptions used for the stock options granted during the six months ended June 30, 2023 were as follows:

Six Months ended June 30, 2023
Exercise price	$0.79
Expected life	6 years
Expected volatility	96%
Dividend yield	0%
Risk-free interest rate	3.54%

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

Activity in stock options for the six month periods ended June 30, 2024 and June 30, 2023 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2024	4,452,447	$1.57		$2,152,602
Granted	-
Exercised/Released	-
Expired	(55,000)	8.00		-
Outstanding at June 30, 2024	4,397,447	$1.49	6.93	$1,118,281
Vested and exercisable at June 30, 2024	3,661,778	$1.56	6.71	$855,491

Outstanding at January 1, 2023	3,919,228	$1.97		$52,223
Granted	1,517,844	0.79		75
Exercised	(1,500)	0.79		345
Outstanding at June 30, 2023	5,435,572	$1.64	7.27	$1,102,624
Vested and exercisable at June 30, 2023	4,049,004	$1.84	6.66	$580,962

The weighted average grant date fair value of options granted during the six month period ended June 30, 2023 was $0.60 per share.

Performance Share Units:

On February 10, 2022, and on April 21, 2023, the Compensation Committee of the Board of Directors approved awards of performance share units to certain senior executives of the Company (the “2022 PSU” and the “2023 PSU”, respectively).

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

The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made. The 2022 PSU were forfeited in April 2023 as the minimum performance component was not achieved. For the 2023 PSU, the Company determined it was probable that the minimum performance component would be met and accordingly commenced amortization in the quarter ended June 30, 2023. In April 2024, 1,250,000 shares of the 2023 PSU were earned as the performance criteria was met and 312,501 shares were vested.

Activity in performance share units for the six months ended June 30, 2024 and June 30, 2023 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2024	1,250,000	$0.78
Exercised/Released	(312,501)	0.78
Non- vested at June 30, 2024	937,499	$0.78
Non- vested at January 1, 2023	790,327	$1.53
Granted	1,250,000	0.78
Forfeited/ unearned	(790,327)	1.53
Non- vested at June 30, 2023	1,250,000	$0.78

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

The Company’s effective income tax rate for the three months ended June 30, 2024 was approximately 41.76%. This was different than the expected federal income tax rate of 21% primarily due to the impact of non-deductible expenses, equity compensation and state income taxes.

The realization of the deferred tax asset as of June 30, 2024 is more likely than not based on the Company’s projected taxable income.

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

The Basepoint Credit Agreement includes covenants requiring the Borrower and the guarantor to maintain a minimum amount of liquidity that is no less than 5% of the current Borrowing Base and maintain a minimum amount of cash held in the concentration accounts of $200,0000. The tangible net worth of the borrower and the guarantor shall not be less than 10% of the current Borrowing Base and the borrower and the guarantor shall maintain a positive consolidated net income. The terms tangible net worth and positive consolidated net income for the purpose of calculating the covenants under the Basepoint Credit Agreement are defined in the agreement. The Company is in compliance with Basepoint Credit Agreement covenants as of June 30, 2024.

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

Interest expense incurred under the Basepoint Credit Agreement amounted to $251,614 and $503,501 for the three and six months ended June 30, 2024, respectively. The outstanding balance under the Basepoint Credit Agreement was $7,412,605 as of June 30, 2024. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $73,730 as of June 30, 2024. Interest is payable weekly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at June 30, 2024.

16. EMPLOYEE BENEFIT PLAN

The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $48,109 and $97,816 for the three and six months ended June 30, 2024, respectively, and $36,601 and $86,762 for the three and six months ended June 30, 2023, respectively.

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

The Company purchased under the share repurchase program 182,229 shares of common stock for a net cost of $200,806 for the six months ended June 30, 2024.

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

During the first quarter of 2024, FlexShopper launched a new initiative to offer alternative lenders payment options on the Flexshopper.com marketplace to broaden the reach to a wider set of customers served by FlexShopper leases. In this initiative (retail sales), FlexShopper sells the items and makes a profit on the product margin.

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

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Lease receivables	$90,159,481	$64,749,918
Allowance for doubtful accounts	(33,008,354)	(19,954,828)
Lease receivables, net	$57,151,127	$44,795,090

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $2,230,263 and $4,236,950 for the three and six months ended June 30, 2024, respectively, and $13,757,036 and $32,728,807 for the three and six months ended June 30, 2023, respectively.

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning balance	$19,954,828	$13,078,800
Provision	17,290,476	42,505,647
Accounts written off	(4,236,950)	(35,629,619)
Ending balance	$33,008,354	$19,954,828

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

Key performance metrics for the three months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,
	2024	2023	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$34,686,893	$32,501,656	$2,185,237	6.7
Provision for doubtful accounts	(7,806,427)	(10,847,413)	3,040,986	(28.0)
Gain on sale of lease receivables	28,525	1,252,600	(1,224,075)	(97.7)
Lease placement collections	165,057	-	165,057	-
Net lease billing and fees	$27,074,048	$22,906,843	$4,167,205	18.2
Loan revenues and fees	2,626,896	3,446,893	(819,997)	(23.8)
Net changes in the fair value of loans receivable	687,479	(1,821,700)	2,509,179	(137.7)
Net loan revenue	3,314,375	1,625,193	1,689,182	103.9
Retail revenue	1,370,462	-	1,370,462	-
Total revenues	$31,758,885	$24,532,036	$7,226,849	29.5
Depreciation and impairment of lease merchandise	(13,848,925)	(14,485,417)	636,492	(4.4)
Cost of retail revenues	(1,059,098)	-	(1,059,098)	-
Loans origination costs and fees	(896,040)	(1,655,424)	759,384	(45.9)
Gross profit	$15,954,822	$8,391,195	$7,563,627	90.1
Gross profit margin	50%	34%

	Three months ended June 30,
	2024	2023	$ Change	% Change
Adjusted EBITDA:
Net loss	$(1,603,059)	$(5,297,655)	$3,694,596	(69.7)
Income taxes	(1,246,030)	(1,302,225)	56,195	(4.3)
Amortization of debt issuance costs	314,702	111,807	202,895	181.5
Amortization of discount on the promissory note related to acquisition	-	59,238	(59,238)	(100.0)
Other amortization and depreciation	2,382,726	1,884,544	498,182	26.4
Interest expense	4,911,453	4,397,513	513,940	11.7
Stock-based compensation	154,873	443,800	(288,927)	(65.1)
Adjusted EBITDA	$4,914,665	$297,022	$4,617,643	1,554.6

Key performance metrics for the six months ended June 30, 2024 and 2023 are as follows:

	Six months ended June 30,
	2024	2023	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$69,971,769	$66,756,740	$3,215,029	4.8
Provision for doubtful accounts	(17,290,476)	(22,085,828)	4,795,352	(21.7)
Gain on sale of lease receivables	61,434	2,950,089	(2,888,655)	(97.9)
Lease placement collections	165,057	-	165,057	-
Net lease billing and fees	$52,907,784	$47,621,001	$5,286,783	11.1
Loan revenues and fees	5,746,776	8,533,858	(2,787,082)	(32.7)
Net changes in the fair value of loans receivable	4,898,876	(837,048)	5,735,924	(685.3)
Net loan revenues	$10,645,652	$7,696,810	$2,948,842	38.3
Retail revenues	2,150,322	-	2,150,322	-
Total revenues	$65,703,758	$55,317,811	$10,385,947	18.8
Depreciation and impairment of lease merchandise	(28,534,788)	(29,831,205)	1,296,417	(4.3)
Loans origination costs and fees	(1,717,867)	(3,489,051)	1,771,184	(50.8)
Cost of retail revenues	(1,670,302)	-	(1,670,302)	-
Gross profit	$33,780,801	$21,997,555	$11,783,246	53.6
Gross profit margin	51%	40%

	Six months ended June 30,
	2024	2023	$ Change	% Change
Adjusted EBITDA:
Net loss	$(1,817,238)	$(5,527,870)	$3,710,632	(67.1)
Income taxes	(1,302,963)	(1,450,764)	147,801	(10.2)
Amortization of debt issuance costs	509,797	182,174	327,623	179.8
Amortization of discount on the promissory note related to acquisition	-	118,476	(118,476)	(100.0)
Other amortization and depreciation	4,698,213	3,710,703	987,510	26.6
Interest expense	10,031,452	8,799,234	1,232,218	14.0
Stock-based compensation	371,998	864,548	(492,550)	(57.0)
Adjusted EBITDA	$12,491,259	$6,696,501	$5,794,758	86.5

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table details operating results for the three months ended June 30, 2024 and 2023:

	2024	2023	$ Change	% Change

Gross lease billings and fees	$34,686,893	$32,501,656	$2,185,237	6.7
Provision for doubtful accounts	(7,806,427)	(10,847,413)	3,040,986	(28.0)
Gain on sale of lease receivables	28,525	1,252,600	(1,224,075)	(97.7)
Lease placement collections	165,057	-	165,057	-
Net lease billing and fees	$27,074,048	$22,906,843	$4,167,205	18.2
Loan revenues and fees	2,626,896	3,446,893	(819,997)	(23.8)
Net changes in the fair value of loans receivable	687,479	(1,821,700)	2,509,179	(137.7)
Net loan revenues	$3,314,375	$1,625,193	$1,689,182	103.9
Retail revenues	1,370,462	-	1,370,462	-
Total revenues	$31,758,885	$24,532,036	$7,226,849	29.5
Depreciation and impairment of lease merchandise	(13,848,925)	(14,485,417)	636,492	(4.4)
Loans origination costs and fees	(896,040)	(1,655,424)	759,384	(45.9)
Cost of retail revenues	(1,059,098)	-	(1,059,098)	-
Marketing	(2,545,814)	(1,488,578)	(1,057,236)	71.0
Salaries and benefits	(4,224,614)	(2,976,008)	(1,248,606)	42.0
Other operating expenses	(6,807,328)	(5,957,932)	(849,396)	14.3
Operating income/(loss)	2,377,066	(2,031,323)	4,408,389	(217.0)
Interest expense	(5,226,155)	(4,568,557)	(657,598)	14.4
Income taxes	1,246,030	1,302,225	(56,195)	(4.3)
Net loss	$(1,603,059)	$(5,297,655)	$3,694,596	(69.7)

FlexShopper originated 21,182 gross leases less same day cancellations with an average origination value of $702 for the three months ended June 30, 2024 compared to 20,135 gross leases less same day cancellations with an average origination value of $670 for the comparable period last year. Net lease revenues for the three months ended June 30, 2024 were $27,074,048 compared to $22,906,843 for the three months ended June 30, 2023, representing an increase of $4,167,205 or 18.2%. In 2024, the volume increased due to the increase in approval rates and the average origination value per lease was higher compared to the same period last year. The provision for doubtful accounts relative to gross lease billings and fees were 23% and 33% for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, FlexShopper collected $193,582 and $1,252,600 from leases sold or placed to/ with third parties for the three months ended June 30, 2024 and 2023, respectively.

Net loan revenues for our bank partner loan model for the three months ended June 30, 2024 were a gain of $1,071,468 compared to a loss of $869,851 for the three months ended June 30, 2023, representing an increase of $1,941,319 or 223.2%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 132 loans for the three months ended June 30, 2023. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023.In May 2024, the Company purchased $1.06 million in loan participation from the bank partner. With this purchase, the bank partner has no remaining participation in this portfolio. The Company is actively working on onboarding a new bank partner for this loan model.

Net loan revenues for our state license loan model for the three months ended June 30, 2024 were $ 2,242,907 compared to $2,495,044 for the three months ended June 30, 2023, representing a decrease of $252,137 or 10.1%. For the state license loan model, the Company originated 31,853 loans in the three months ended June 30, 2024 compared to 34,015 loans for the three months ended June 30, 2023.

Depreciation and impairment of lease merchandise for the three months ended June 30, 2024 was $13,848,925 compared to $14,485,417 for the three months ended June 30, 2023, representing a decrease of $636,492 or 4.4%. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue. The increase of wholesale vendors in the portfolio, and therefore, the reduction in the cost of the merchandise, contributed to the decrease in depreciation.

Loans origination cost and fees for the three months ended June 30, 2024 was $896,040 compared to $1,655,424 for the three months ended June 30, 2023, representing a decrease of $759,384 or 45.9%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products.

Marketing expenses in the three months ended June 30, 2024 were $2,545,814 compared to $1,488,578 in the three months ended June 30, 2023, an increase of $1,057,236 or 71.0%. In 2023, due to the macroeconomic conditions along with tightening approval rates, the Company had slowed down the marketing expenses. In 2024, marketing expenses are increasing slowly to generate more originations.

Salaries and benefits expense in the three months ended June 30, 2024 were $4,224,614 compared to $2,976,008 in the three months ended June 30, 2023, an increase of $1,248,606 or 42.0%.The addition of employees for the state license model and for the new initiatives that the Company is working on contributed to the increase in salaries and benefits.

Other operating expenses for the three months ended June 30, 2024 and 2023 included the following:

	2024	2023
Amortization and depreciation	$2,382,729	$1,884,545
Computer and internet expenses	1,006,355	1,149,292
Legal and professional fees	848,687	658,535
Merchant bank fees	623,241	413,603
Customer verification expenses	166,160	94,104
Stock-based compensation expense	154,873	443,800
Insurance expense	146,642	156,728
Office and telephone expense	327,548	301,511
Rent expense	398,910	307,211
Advertising and recruiting fees	38,789	14,622
Travel expense	212,539	120,056
Business taxes and licenses	72,689	121,592
Bank service charges	117,430	116,247
Other	310,736	176,086
Total	$6,807,328	$5,957,932

Amortization and depreciation expenses in the three months ended June 30, 2024 were $2,382,729 compared to $1,884,545 in the three months ended June 30, 2023, representing an increase of $498,184 or 26.4%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of capitalized data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the three months ended June 30, 2024 were $1,006,355 compared to $1,149,292 in the three months ended June 30, 2023, representing a decrease of $142,937 or 12.4%. The decrease is mainly due to the optimization of IT related expenses after Revolution Transaction (see Note 14).

Legal and professional fees expenses in the three months ended June 30, 2024 were $848,687 compared to $672,742 in the three months ended June 30, 2023, representing an increase of $175,945 or 26.2%. The change is associated mainly with the increase in legal fees as the Company analyzed to offer different products.

Merchant bank fees expenses in the three months ended June 30, 2024 were $623,241 compared to $413,603 in the three months ended June 30, 2023, representing an increase of $209,638 or 50.7%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the three months ended June 30, 2024 were $166,160 compared to $94,104 in the three months ended June 30, 2023, representing an increase of $72,056 or 76.6%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The increase in marketing expense contributed to the increase in this expense.

Stock compensation expense in the three months ended June 30, 2024 was $154,873 compared to $443,800 in the three months ended June 30, 2023, representing a decrease of $288,927 or 65.1%. This decrease is due to the fact that the Company did not grant new stock options in 2024.

Rent expense in the three months ended June 30, 2024 was $398,910 compared to $307,211 in the three months ended June 30, 2023, representing an increase of $91,699 or 29.8%. The increase is related to the monthly lease expense for the storefronts the Company added for the state licensed loan model.

Advertising and recruiting fees in the three months ended June 30, 2024 were $38,789 compared to $14,622 in the three months ended June 30, 2023, representing an increase of $24,167 or 165.3%. This increase is related to the hire of new employees.

Travel expense in the three months ended June 30, 2024 was $212,539 compared to $120,056 in the three months ended June 30, 2023, representing an increase of $92,483 or 77.0%. This increase is mainly related to the roll out of new stores in our retailer channel.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table details operating results for the six months ended June 30, 2024 and 2023:

	2024	2023	$ Change	% Change

Gross lease billings and fees	$69,971,769	$66,756,740	$3,215,029	4.8
Provision for doubtful accounts	(17,290,476)	(22,085,828)	4,795,352	(21.7)
Gain on sale of lease receivables	61,434	2,950,089	(2,888,655)	(97.9)
Lease placement collections	165,057	-	165,057	-
Net lease billing and fees	$52,907,784	$47,621,001	$5,286,783	11.1
Loan revenues and fees	5,746,776	8,533,858	(2,787,082)	(32.7)
Net changes in the fair value of loans receivable	4,898,876	(837,048)	5,735,924	(685.3)
Net loan revenues	$10,645,652	$7,696,810	$2,948,842	38.3
Retail revenues	2,150,322	-	2,150,322	-
Total revenues	$65,703,758	$55,317,811	$10,385,947	18.8
Depreciation and impairment of lease merchandise	(28,534,788)	(29,831,205)	1,296,417	(4.3)
Loans origination costs and fees	(1,717,867)	(3,489,051)	1,771,184	(50.8)
Retail cost	(1,670,302)	-	(1,670,302)	-
Marketing	(4,311,386)	(2,587,767)	(1,723,619)	66.6
Salaries and benefits	(8,308,533)	(5,702,898)	(2,605,635)	45.7
Other operating expenses	(13,739,834)	(11,585,640)	(2,154,194)	18.6
Operating income	7,421,048	2,121,250	5,299,798	249.8
Interest expense	(10,541,249)	(9,099,884)	(1,441,365)	15.8
Income taxes	1,302,963	1,450,764	(147,801)	(10.2)
Net loss	$(1,817,238)	$(5,527,870)	$3,710,632	(67.1)

FlexShopper originated 39,811 gross leases less same day cancellations with an average origination value of $706 for the six months ended June 30, 2024 compared to 40,535 gross leases less same day modifications and cancellations with an average origination value of $670 for the comparable period last year. Net lease revenues for the six months ended June 30, 2024 were $52,907,784 compared to $47,621,001 for the six months ended June 30, 2023, representing an increase of $5,286,783 or 11.1%. In 2024, the average origination value per lease was higher compared to the same period last year, but volume has decreased due to tightening of approval rates. The provision for doubtful accounts relative to gross lease billings and fees were 25% and 33% for the six months ended June 30, 2024 and 2023, respectively. FlexShopper collected $226,491 and $2,950,089 from leases sold or placed to/ with third parties for the six months ended June 30, 2024 and 2023, respectively

Net loan revenues for our bank partner loan model for the six months ended June 30, 2024 were $ 5,766,650 compared to $2,986,455 for the six months ended June 30, 2023, representing an increase of $ 2,780,195 or 93.1%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 298 loans for six months ended June 30, 2023. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. In May 2024, the Company purchased $1.06 million in loan participation from the bank partner. With this purchase, the bank partner has no remaining participation in this portfolio. The Company is actively working on onboarding a new bank partner for this loan model.

Net loan revenues for our state license loan model for the six months ended June 30, 2024 were $4,879,002 compared to $4,710,355 for the six months ended June 30, 2023, representing an increase of $168,647 or 3.6%. For the state license loan model, the Company originated 65,352 loans in the six months ended June 30, 2024, compared to 67,381 loans for the six months ended June 30, 2023.

Depreciation and impairment of lease merchandise for the six months ended June 30, 2024 was $28,534,788 compared to $29,831,205 for the six months ended June 30, 2023, representing a decrease of $1,296,417 or 4.3%. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue. The increase of wholesale vendors in the portfolio, and therefore, the reduction in the cost of the merchandise, contributed to the decrease in depreciation.

Loans origination cost and fees for the six months ended June 30, 2024 was $1,717,867 compared to $3,489,051 for the six months ended June 30, 2023, representing a decrease of $1,771,184 or 50.8%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products.

Marketing expenses in the six months ended June 30, 2024 were $4,311,386 compared to $2,587,767 in the six months ended June 30, 2023, an increase of $1,723,619 or 66.6%. In 2023, due to the macroeconomic conditions along with tightening approval rates, the Company had slowed down the marketing expenses. In 2024, marketing expenses are increasing slowly to generate more originations.

Salaries and benefits expense in the six months ended June 30, 2024 were $8,308,533 compared to $5,702,898 in the six months ended June 30, 2023, an increase of $2,605,635 or 45.7%. The addition of employees for the state license model and for the new initiatives that the Company is working on contributed to the increase in salaries and benefits.

Other operating expenses for the six months ended June 30, 2024 and 2023 included the following:

	2024	2023
Amortization and depreciation	$4,698,216	$3,710,703
Computer and internet expenses	1,946,752	2,293,053
Legal and professional fees	1,864,315	1,447,998
Merchant bank fees	1,259,074	846,687
Customer verification expenses	378,756	187,212
Stock-based compensation expense	371,998	864,548
Insurance expense	308,938	308,778
Office and telephone expense	637,310	649,803
Rent expense	797,468	600,103
Advertising and recruiting fees	104,240	14,622
Travel expense	439,737	238,547
Business taxes and licenses	144,083	150,606
Bank service charges	214,032	237,800
Other	574,915	35,180
Total	$13,739,834	$11,585,640

Amortization and depreciation expenses in the six months ended June 30, 2024 were $4,698,216 compared to $3,710,703 in the six months ended June 30, 2023, representing an increase of $987,513 or 26.6%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of capitalized data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.

Computer and internet expenses in the six months ended June 30, 2024 were $1,946,752 compared to $2,293,053 in the six months ended June 30, 2023, representing a decrease of $346,301 or 15.1%. The decrease is mainly due to the optimization of IT related expenses after Revolution Transaction (see Note 14).

Legal and professional fees expenses in the six months ended June 30, 2024 were $1,864,315 compared to $1,447,998 in the six months ended June 30, 2023, representing an increase of $416,317 or 28.8%. The change is associated mainly with the increase in legal fees as the Company analyzed to offer different products.

Merchant bank fees expenses in the six months ended June 30, 2024 were $1,259,074 compared to $846,687 in the six months ended June 30, 2023, representing an increase of $412,387 or 48.7%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.

Customer verification expenses in the six months ended June 30, 2024 were $378,756 compared to $187,212 in the six months ended June 30, 2023, representing an increase of $191,544 or 102.3%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The increase in marketing expense contributed to the increase in this expense.

Stock compensation expense in the six months ended June 30, 2024 was $371,998 compared to $864,548 in the six months ended June 30, 2023, representing a decrease of $492,550 or 57%. This decrease is due to the fact that the Company did not grant new stock options in 2024.

Rent expense in the six months ended June 30, 2024 was $797,468 compared to $600,103 in the six months ended June 30, 2023, representing an increase of $197,365 or 32.9%. The increase is related to the monthly lease expense for the storefronts the Company added for the state licensed loan model.

Advertising and recruiting fees in the six months ended June 30, 2024 were $104,240 compared to $14,622 in the six months ended June 30, 2023, representing an increase of $89,618 or 612.9%. This increase is related to the hire of new employees.

Travel expense in the six months ended June 30, 2024 was $439,737 compared to $238,547 in the six months ended June 30, 2023, representing an increase of $201,190 or 84.3%. This increase is mainly related to the roll out of new stores in our retailer channel.

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

During the first quarter of 2024, FlexShopper launched a new initiative to offer alternative lenders payment options on the Flexshopper.com marketplace to broaden the reach to a wider set of customers served by FlexShopper leases. In this initiative (retail sales), FlexShopper sells the items and makes a profit on the product margin.

To support our anticipated growth, FlexShopper will need the availability of substantial capital resources. See the section captioned “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash of $4,892,912 compared to $6,378,984 at the same date in 2023. As of December 31, 2023, the Company had cash of $4,413,130. The increase in cash from December 31, 2023, was primarily due to the cash generated by the portfolio and the reduction in originations.

As of June 30, 2024, the Company had lease receivables of $90,159,481 offset by an allowance for doubtful accounts of $33,008,354, resulting in net accounts receivable of $57,151,127. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.

As of June 30, 2024, the Company had loan receivables of $40,085,656 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using discounted cash flow models that have been internally developed.

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

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum. The Company will pay the Lender a fee in an amount equal to 1% of the aggregate Commitments as of March 27, 2024, payable in 12 monthly installments on each interest payment date commencing April 2024. At June 30, 2024, amounts borrowed bear interest at 14.44%.

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

The Company borrowed under the Credit Agreement and under the 2024 Credit Agreement $11,750,000 and $22,361,690 for the three and six months ended June 30, 2024, respectively, and $0 and $2,750,000 for the three and six months ended June 30, 2023, respectively. The Company repaid under the Credit Agreement and under the 2024 Credit Agreement $0 and $0 for the three and six months ended June 30, 2024, respectively, and $220,000 and $2,795,000 for the three and six months ended June 30, 2023, respectively.

Interest expense incurred under the Credit Agreement and under the 2024 Credit Agreement amounted to $8,422,665 and $4,137,318 for the three and six months ended June 30, 2024, and $6,611,523 and $3,332,686 for the three and six months ended June 30, 2023. The outstanding balance under the 2024 Credit Agreement was $118,816,690 as of June 30, 2024, and the outstanding balance under the Credit Agreement was $81,155,000 as of June 30, 2023. Such amounts are presented in the condensed consolidated balance sheets net of unamortized issuance costs of $1,332,712 and $211,516 as of June 30, 2024 and June 30, 2023, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2026, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at June 30, 2024.

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

The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At June 30, 2024, amounts outstanding under the NRNS Note bear interest at a rate of 19.44%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.

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

Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,674,096 as of June 30, 2024.

Cash Flow Summary

Cash Flows from Operating Activities

Net cash used in operating activities was $15,898,293 for the six months ended June 30, 2024 and was primarily due to the purchases of leased merchandise and the change in lease receivable offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Net cash provided by operating activities was $5,471,062 for the six months ended June 30, 2023 and was primarily due to the purchases of leased merchandise and the change in lease receivable offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $4,151,620 comprised of the use of $3,207,307 for the purchase of property and equipment, including capitalized software costs, and $944,313 of data costs.

For the six months ended June 30, 2023, net cash used in investing activities was $3,457,962 comprised of the use of $3,114,534 for the purchase of property and equipment, including capitalized software costs, and $343,428 of data costs.

Cash Flows from Financing Activities

Net cash provided by financing activities was $20,529,695 for the six months ended June 30, 2024 primarily due to the funds drawn on the 2024 Credit Agreement of $22,361,690.

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

Financial Impact of COVID-19 Pandemic

As of August 6, 2024, the Company is not experiencing any material impact from the COVID-19 Pandemic. However, our business has been, and may in the future be, impacted by COVID-19 or any similar pandemic or health crisis, and this could affect our results of operations, financial condition, or cash flow in the future.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

The Company has taken efforts and actions during the first and second quarter of 2024 to remediate the material weakness identified as of December 31, 2023. These actions included the change of the tax third party service provider to a well-known tax and audit firm and the Company expects to complete the remediation efforts in the third quarter of 2024 as sufficient time will have passed to determine the controls added have appropriately remediated the material weakness.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 17, 2023, the Board of Directors authorized a share repurchase program to acquire up to $2 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 18 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. The shares of common stock when repurchased by the Company will become treasury shares.

The following table presents information with respect to purchases of common stock made during the three month period ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Dollar Value of Shares that may yet be Purchased Under Publicly Announced Programs ($)
April 1- April 30	104,271	1.07	104,271	1,712,723
May 1- May 31	64,811	1.08	64,811	1,641,126
June 1- June 30	7,729	1.09	7,729	1,632,437

The Company purchased under the share repurchase program 176,811 shares of common stock for a net cost of $194,708 for the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

FLEXSHOPPER, INC.

Date: August 6, 2024	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)