Form 10-Q
period 2024-09-30
FlexShopper, Inc.
filed 2024-11-19
CIK 1397047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 18, 2024, the issuer had a total of 21,461,489 shares of common stock outstanding.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•general economic conditions, including inflation, rising interest rates, and other adverse macro-economic conditions;
•the impact of deteriorating macro-economic environment, including bank defaults and closures on our customer’s ability to make the payment they owe our business and on our proprietary algorithms and decisioning tools used in approving customer to be indicative of customer’s ability to perform;
•our ability to complete our proposed equity subscription rights offering and raise sufficient funds to, among other uses, repurchase our series 2 convertible preferred stock and reduce the outstanding balance under our credit facility, as described in Note 18 of the Notes to Condensed Consolidated Financial Statements included herein;
•our ability to maintain compliance with financial covenants under our credit agreement;
•the failure to successfully manage and grow our FlexShopper.com e-commerce platform;
•our ability to compete in a highly competitive industry;
•our ability to attract and onboard a new bank partner that originates the loans in the bank partner loan model;
•our dependence on the success of our third-party retailers and our continued relationships with them;
•our relationship with the bank partner that originate the loans in the bank partner loan model;
•our compliance with various federal, state and local laws and regulations, including those related to consumer protection;
•the failure to protect the integrity and security of customer and employee information;
•our ability to attract and retain key executives and employees;
•our ability to realize the deferred tax asset; and
•the other risks and uncertainties described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FLEXSHOPPER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,330,542	$4,413,130
Lease receivables, net	66,181,471	44,795,090
Loan receivables at fair value	47,116,140	35,794,290
Prepaid expenses and other assets	4,583,392	3,300,677
Lease merchandise, net	24,087,010	29,131,440
Total current assets	149,298,555	117,434,627

Property and equipment, net	9,495,192	9,308,859
Right of use asset, net	1,093,551	1,237,010
Intangible assets, net	12,064,118	13,391,305
Other assets, net	2,528,397	2,175,215
Deferred tax asset, net	12,781,946	12,943,361
Total assets	$187,261,759	$156,490,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,604,816	$7,139,848
Accrued payroll and related taxes	744,371	578,197
Promissory notes to related parties, including accrued interest, and net of unamortized issuance costs of $305,860 at September 30, 2024	10,616,988	198,624
Accrued expenses	3,477,386	3,972,397
Lease liability - current portion	275,029	245,052
Total current liabilities	18,718,590	12,134,118
Loan payable under credit agreement to beneficial shareholder, net of unamortized issuance costs of $1,142,325 at September 30, 2024 and $70,780 at December 31, 2023	130,274,365	96,384,220
Promissory notes to related parties, net of unamortized issuance costs of $649,953 at December 31, 2023 and net of current portion	-	10,100,047
Loan payable under Basepoint credit agreement, net of unamortized issuance costs of $64,113 at September 30, 2024 and $92,964 at December 31, 2023	7,348,492	7,319,641
Lease liabilities, net of current portion	1,111,740	1,321,578
Total liabilities	157,453,187	127,259,604

STOCKHOLDERS’ EQUITY
Series 1 Convertible Preferred Stock, $0.001 par value - authorized 250,000 shares, issued and outstanding 170,332 shares at $5.00 stated value	851,660	851,660
Series 2 Convertible Preferred Stock, $0.001 par value - authorized 25,000 shares, issued and outstanding 21,952 shares at $1,000 stated value	21,952,000	21,952,000
Common stock, $0.0001 par value - authorized 40,000,000 shares, issued 21,988,711 shares at September 30, 2024 and 21,752,304 shares at December 31, 2023	2,200	2,176
Treasury shares, at cost- 526,822 shares at September 30, 2024 and 164,029 shares at December 31, 2023	(563,537)	(166,757)
Additional paid in capital	42,841,302	42,415,894
Accumulated deficit	(35,275,053)	(35,824,200)
Total stockholders’ equity	29,808,572	29,230,773
	$187,261,759	$156,490,377
The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Lease revenues and fees, net	$28,364,190	$21,082,199	$81,271,973	$68,703,201
Loan revenues and fees, net of changes in fair value	9,047,165	10,304,247	19,692,817	18,001,057
Retail revenues	1,177,146	-	3,327,468	-
Total revenues	38,588,501	31,386,446	104,292,258	86,704,258

Costs and expenses:
Depreciation and impairment of lease merchandise	14,486,564	13,061,958	43,021,351	42,893,163
Loan origination costs and fees	677,913	1,389,107	2,395,780	4,878,158
Cost of retail revenues	923,203	-	2,593,505	-
Marketing	2,005,559	1,671,137	6,316,945	4,258,904
Salaries and benefits	4,049,422	3,231,100	12,357,955	8,933,998
Operating expenses	6,888,348	6,080,725	20,628,182	17,666,366
Total costs and expenses	29,031,009	25,434,027	87,313,718	78,630,589

Operating income	9,557,492	5,952,419	16,978,540	8,073,669

Interest expense including amortization of debt issuance costs	(5,672,594)	(4,746,801)	(16,213,843)	(13,846,685)
Income/ (loss) before income taxes	3,884,898	1,205,618	764,697	(5,773,016)
Income taxes (expense)/ benefit	(1,518,514)	(265,517)	(215,550)	1,185,247
Net income/ (loss)	2,366,384	940,101	549,147	(4,587,769)

Dividends on Series 2 Convertible Preferred Shares	(1,176,402)	(1,069,456)	(3,337,600)	(3,034,182)
Net income/ (loss) attributable to common and Series 1 Convertible Preferred shareholders	$1,189,982	$(129,355)	$(2,788,453)	$(7,621,951)

Basic and diluted income/ (loss) per common share:
Basic	$0.05	$(0.01)	$(0.13)	$(0.35)
Diluted	$0.05	$(0.01)	$(0.13)	$(0.35)

WEIGHTED AVERAGE COMMON SHARES:
Basic	21,586,935	21,716,852	21,547,702	21,740,027
Diluted	22,231,788	21,716,852	21,547,702	21,740,027
The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2024 and 2023
(unaudited)

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2024	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	164,029	$(166,757)	$42,415,894	$(35,824,200)	$29,230,773
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	217,125	-	217,125
Purchases of treasury stock	-	-	-	-	-	-	5,418	(6,098)	-	-	(6,098)
Net loss	-	-	-	-	-	-	-	-	-	(214,179)	(214,179)
Balance, March 31, 2024	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	169,447	$(172,855)	$42,633,019	$(36,038,379)	$29,227,621
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	154,873	-	154,873
Vesting of performance share units, net of share withheld for employee taxes	-	-	-	-	236,407	24	-	-	(103,512)	-	(103,488)
Purchases of treasury stock	-	-	-	-	-	-	176,811	(194,708)	-	-	(194,708)
Net loss	-	-	-	-	-	-	-	-	-	(1,603,058)	(1,603,058)
Balance, June 30, 2024	170,332	$851,660	21,952	$21,952,000	21,988,711	$2,200	346,258	$(367,563)	$42,684,380	$(37,641,437)	$27,481,240
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	156,922	-	156,922
Purchases of treasury stock	-	-	-	-	-	-	180,564	(195,974)	-	-	(195,974)
Net income	-	-	-	-	-	-	-	-	-	2,366,384	2,366,384
Balance, September 30, 2024	170,332	$851,660	21,952	$21,952,000	21,988,711	$2,200	526,822	$(563,537)	$42,841,302	$(35,275,053)	$29,808,572

	Series 1 Convertible Preferred Stock		Series 2 Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2023	170,332	$851,660	21,952	$21,952,000	21,750,804	$2,176			$39,819,420	$(31,590,583)	$31,034,673
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	420,748	-	420,748
Exercise of stock options into common stock	-	-	-	-	1,500	-	-	-	1,185	-	1,185
Net loss	-	-	-	-	-	-	-	-	-	(230,215)	(230,215)
Balance, March 31, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	—	—	$40,241,353	$(31,820,798)	$31,226,391
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	443,800	-	443,800
Extension of warrants	-	-	-	-	-	-	-	-	917,581	-	917,581
Net loss	-	-	-	-	-	-	-	-	-	(5,297,655)	(5,297,655)
Balance, June 30, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	—	—	$41,602,734	$(37,118,453)	$27,290,117
Provision for compensation expense related to stock-based compensation	-	-	-	-	-	-	-	-	471,819	-	471,819
Purchase of treasury stock	-	-	-	-	-	-	100,775	(100,225)	-	-	(100,225)
Net income	-	-	-	-	-	-	-	-	-	940,101	940,101
Balance, September 30, 2023	170,332	$851,660	21,952	$21,952,000	21,752,304	$2,176	100,775	$(100,225)	$42,074,553	$(36,178,352)	$28,601,812
The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2024 and 2023
(unaudited)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$549,147	$(4,587,769)
Adjustments to reconcile net income/ (loss) to net cash (used in)/ provided by operating activities:
Depreciation and impairment of lease merchandise	43,021,351	42,893,163
Other depreciation and amortization	7,134,573	5,674,931
Amortization of debt issuance costs	824,499	376,857
Amortization of discount on the promissory note related to acquisition	-	177,714
Compensation expense related to stock-based compensation	528,920	1,336,367
Provision for doubtful accounts	25,373,485	32,123,950
Deferred income tax	161,415	(1,192,223)
Net changes in the fair value of loans receivables at fair value	(11,165,374)	(6,258,279)
Changes in operating assets and liabilities:
Lease receivables	(46,759,866)	(38,004,947)
Loans receivables at fair value	(156,476)	7,510,901
Prepaid expenses and other assets	(1,404,487)	641,039
Lease merchandise	(37,976,921)	(34,939,330)
Purchase consideration payable related to acquisition	-	208,921
Lease liabilities	(31,801)	(19,566)
Accounts payable	(3,535,032)	(2,501,399)
Accrued payroll and related taxes	166,174	293,018
Accrued expenses	(520,787)	(1,170,585)
Net cash (used in)/ provided by operating activities	(23,791,180)	2,562,763

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, including capitalized software costs	(4,889,386)	(4,565,819)
Purchases of data costs	(1,335,743)	(570,820)
Net cash used in investing activities	(6,225,129)	(5,136,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable under credit agreement	34,961,690	7,800,000
Repayment of loan payable under credit agreement	-	(2,795,000)
Repayment of loan payable under Basepoint credit agreement	-	(1,500,000)
Repayment of promissory notes to related parties	-	(1,000,000)
Debt issuance related costs	(1,523,100)	(115,403)
Proceeds from exercise of stock options	-	1,185
Principal payment under finance lease obligation	(4,601)	(7,308)
Repayment of purchase consideration payable related to acquisition		(144,913)
Tax payments associated with equity-based compensation transactions	(103,488)	-
Purchase of treasury stock	(396,780)	(100,225)
Net cash provided by financing activities	32,933,721	2,138,336

INCREASE/ (DECREASE) IN CASH	2,917,412	(435,540)

CASH, beginning of period	4,413,130	6,173,349

CASH, end of period	$7,330,542	$5,737,809

Supplemental cash flow information:
Interest paid	$14,759,775	$12,811,332
Noncash investing and financing activities
Due date extension of warrants	$-	$917,581
The accompanying notes are an integral part of these condensed consolidated statements.

FLEXSHOPPER, INC.
Notes To Condensed Consolidated Financial Statements
For the nine months ended September 30, 2024 and 2023
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
In January 2015, in connection with the Credit Agreement entered in March 2015 (see Note 8), FlexShopper 1 LLC and FlexShopper 2 LLC were organized as wholly owned Delaware subsidiaries of FlexShopper LLC to conduct operations. FlexShopper, Inc., together with its subsidiaries, are hereafter referred to as “FlexShopper.”
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
Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalents with high-quality financial institutions, which at times exceed the Federal Deposit Insurance Corporation insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be impacted if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, no assurance can be provided that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.
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
Retail Revenue Recognition – The Company sells products directly to other lenders that offer alternative solutions on FlexShopper’s website and make a profit on the product margin. The Company accounts for the Retail Revenue under Accounting Standard Codification ("ASC") 606. The Company has a single performance obligation that is the delivery of the product, at which point control transfers. Revenue for the sale of products is recognized at the time of delivery.

Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the aforementioned manner and therefore the Company has an in-house and near-shore team to collect on the past due amounts. FlexShopper maintains an allowance for doubtful accounts, under which FlexShopper’s policy is to record an allowance for estimated uncollectible charges, primarily based on historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. We believe our allowance is adequate to absorb all expected losses. The lease receivables balances consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Lease receivables	$104,879,703	$64,749,918
Allowance for doubtful accounts	(38,698,232)	(19,954,828)
Lease receivables, net	$66,181,471	$44,795,090
FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $2,393,131 and $6,630,081 for the three and nine months ended September 30, 2024, respectively, and $726,007 and $33,454,814 for the three and nine months ended September 30, 2023, respectively.

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Beginning balance	$19,954,828	$13,078,800
Provision	25,373,485	42,505,647
Accounts written off	(6,630,081)	(35,629,619)
Ending balance	$38,698,232	$19,954,828
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
The net lease merchandise balances consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Lease merchandise at cost	$48,382,621	$49,687,498
Accumulated depreciation and impairment reserve	(24,295,611)	(20,556,058)
Lease merchandise, net	$24,087,010	$29,131,440

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
Net changes in the fair value of loan receivables included in the consolidated statements of operations in the line “loan revenues and fees, net of changes in fair value” was a gain of $6,266,498 and $11,165,374 for the three and nine months ended September 30, 2024, respectively, and a gain of $7,095,327 and $6,258,279 for the three and nine months ended September 30, 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease billings and accruals	$36,381,080	$31,266,666	$106,352,849	$98,023,406
Provision for doubtful accounts	(8,083,009)	(10,038,122)	(25,373,485)	(32,123,950)
Gain on sale of lease receivables	15,791	(146,345)	77,225	2,803,745
Lease placement collections	50,328	-	215,384	-
Lease revenues and fees	$28,364,190	$21,082,199	$81,271,973	$68,703,201
Deferred Debt Issuance Costs - Debt issuance costs incurred in conjunction with the Credit Agreement entered into on March 6, 2015 and subsequent amendments are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $190,388 and $451,555 for the three and nine months ended September 30, 2024, respectively, and $70,368 and $211,104 for the three and nine months ended September 30, 2023, respectively.

Debt issuance costs incurred in conjunction with the subordinated Promissory Notes to related parties are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $114,698 and $344,093 for the three and nine months ended September 30, 2024, respectively, and $114,698 and $152,930 for the three and nine months ended September 30, 2023, respectively.
Debt issuance costs incurred in conjunction with the Basepoint Credit Agreement entered into on June 7, 2023 are offset against the outstanding balance of the loan payable and are amortized using the straight-line method over the remaining term of the related debt, which approximates the effective interest method. Amortization, which is included in interest expense, was $9,617 and $28,851 for the three and nine months ended September 30, 2024, respectively, was $9,617 and $12,823 for the three and nine months ended September 30, 2023, respectively.
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
For intangible assets with finite lives, tests for impairment must be performed if conditions exist that indicate the carrying amount may not be recoverable. Intangible assets amortization expense was $442,427 and $1,327,187 for the three and nine months ended September 30, 2024, respectively, and $442,636 and $1,328,754 for the three and nine months ended September 30, 2023, respectively.
Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation is recognized over the estimated useful lives of the respective assets on a straight-line basis, ranging from 2 to 7 years. Repairs and maintenance expenditures are expensed as incurred, unless such expenses extend the useful life of the asset, in which case they are capitalized. Depreciation and amortization expense for property and equipment was $1,605,989 and $4,703,053 for the three and nine months ended September 30, 2024, respectively, and $1,271,216 and $3,641,634 for the three and nine months ended September 30, 2023, respectively.
Software Costs – Costs related to developing or obtaining internal-use software incurred during the preliminary project and post-implementation stages of an internal use software project are expensed as incurred and certain costs incurred in the project’s application development stage are capitalized as property and equipment. The Company expenses costs related to the planning and operating stages of a website. Costs associated with minor enhancements and maintenance for the website are included in expenses as incurred. Direct costs incurred in the website’s development stage are capitalized as property and equipment. Capitalized software costs amounted to $1,408,891 and $3,914,161 for the three and nine months ended September 30, 2024, respectively, and $1,231,454 and $3,754,292 for the three and nine months ended September 30, 2023, respectively. Capitalized software amortization expense was $1,250,175 and $3,601,341 for the three and nine months ended September 30, 2024, respectively, and $1,011,106 and $2,881,511 for the three and nine months ended September 30, 2023, respectively.
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

Capitalized data costs amounted to $391,431 and $1,335,743 for the three and nine months ended September 30, 2024, respectively, and $227,393 and $570,820 for the three and nine months ended September 30, 2023, respectively. Capitalized data costs amortization expense was $387,941 and $1,104,333 for the three and nine months ended September 30, 2024, respectively, and $250,376 and $704,543 for the three and nine months ended September 30, 2023, respectively.
Capitalized data costs net of its amortization are included in the condensed consolidated balance sheets in Other assets, net.
Impairment of Long-Lived Assets – We evaluate all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable by the undiscounted net cash flow they will generate. Impairment is recognized when the carrying amounts of such assets exceed their fair value. For the three and nine months ended September 30, 2024 there were no impairments.
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
The following table reflects the number of common shares issuable upon conversion or exercise.

	September 30,
	2024	2023
Series 1 Convertible Preferred Stock	225,231	225,231
Series 2 Convertible Preferred Stock	5,845,695	5,845,695
Common Stock Options	5,073,447	5,435,572
Common Stock Warrants	2,255,184	2,255,184
Performance Share Units	937,499	1,250,000
	14,337,056	15,011,682

The following table sets forth the computation of basic and diluted earnings per common share for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Numerator
Net income/ (loss)	$549,147	$(4,587,769)
Series 2 Convertible Preferred Stock dividends	(3,337,600)	(3,034,182)
Net loss attributable to common and Series 1 Convertible Preferred Stock	(2,788,453)	(7,621,951)
Net income attributable to Series 1 Convertible Preferred Stock	-	-
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	-	-
Net loss attributable to common shares- Numerator for basic EPS	(2,788,453)	(7,621,951)
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	-	-
Net loss attributable to common shares after assumed conversions- Numerator for diluted EPS	$(2,788,453)	$(7,621,951)
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,547,702	21,740,027
Effect of dilutive securities:
Series 2 Convertible Preferred Stock	-	-
Series 1 Convertible Preferred Stock	-	-
Common stock options and performance share units	-	-
Common stock warrants	-	-
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator diluted EPS	21,547,702	21,740,027
Basic EPS	$(0.13)	$(0.35)
Diluted EPS	$(0.13)	$(0.35)

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Numerator
Net income	$2,366,384	$940,101
Series 2 Convertible Preferred Stock dividends	(1,176,402)	(1,069,456)
Net income/ (loss) attributable to common and Series 1 Convertible Preferred Stock	1,189,982	(129,355)
Net income attributable to Series 1 Convertible Preferred Stock	(24,435)	-
Series 2 Convertible Preferred Stock dividends attributable to Series 1 Convertible Preferred Stock	12,147	-
Net income/ (loss) attributable to common shares- Numerator for basic EPS	1,177,694	(129,355)
Effect of dilutive securities:
Series 2 Convertible Preferred Stock dividends	-	-
Net income/ (loss) attributable to common shares after assumed conversions – Numerator for diluted EPS	$1,177,694	$(129,355)
Denominator
Weighted average of common shares outstanding- Denominator for basic EPS	21,586,935	21,716,852
Effect of dilutive securities
Series 2 Convertible Preferred Stock	-	-
Series 1 Convertible Preferred Stock	225,231	-
Common stock options and performance share units	419,622	-
Common stock warrants	-	-
Adjusted weighted average of common shares outstanding and assumed conversions- Denominator for diluted EPS	22,231,788	21,716,852
Basic EPS	$0.05	$(0.01)
Diluted EPS	$0.05	$(0.01)
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

Fair Value Measurements- The Company uses a hierarchical framework that prioritizes and ranks the market observability of inputs used in its fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. The Company classifies the inputs used to measure fair value into one of three levels as follows:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable.
•Level 3: Unobservable inputs for the asset or liability measured.
Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation.
The Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 is as follows:

	Fair Value Measurement Using			Carrying Amount	Unpaid Principal Balance
Financial instruments – As of September 30, 2024 (1)	Level 1	Level 2	Level 3
Loan receivables at fair value	$-	$-	$47,116,140	$47,116,140	$85,301,661

	Fair Value Measurement Using			Carrying Amount	Unpaid Principal Balance
Financial instruments – As of December 31, 2023 (1)	Level 1	Level 2	Level 3
Loan receivables at fair value	$-	$-	$35,794,290	$35,794,290	$48,076,705
(1)For cash, lease receivable, and accounts payable the carrying amount is a reasonable estimate of fair value due to their short-term nature. The carrying value of loans payable under the Credit Agreement, the carrying value of loans payable under the Basepoint Credit Agreement, and the carrying value of promissory notes to related parties approximates fair value based upon their interest rates, which approximate current market interest rates.
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

The following describes the primary inputs to the discounted cash flow models that require significant judgement:
•Estimated losses are estimates of the principal payments that will not be repaid over the life of the loans, net of the expected principal recoveries on charged-off receivables. FlexShopper systems monitor collections and portfolio performance data that are used to continually refine the analytical models and statistical measures used in making marketing and underwriting decisions. Leveraging the data at the core of the business, the Company utilizes the models to estimate lifetime credit losses for loan receivables. Inputs to the models include expected cash flows, historical and current performance, and behavioral information. Management may also incorporate discretionary adjustments based on the Company’s expectations of future credit performance.
•Servicing costs – Servicing costs applied to the expected cash flows of the portfolio reflect the Company estimate of the amount investors would incur to service the underlying assets for the remainder of their lives. Servicing costs are derived from the Company internal analysis of our cost structure considering the characteristics of the receivables and have been benchmarked against observable information on comparable assets in the marketplace.
•Discount rates – the discount rates utilized in the cash flow analyses reflect the Company estimates of the rates of return that investors would require when investing in financial instruments with similar risk and return characteristics.
For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents a reconciliation of the beginning and ending balances for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Beginning balance	$35,794,290	$32,932,504
Purchases of loan participation	1,058,998	389,949
Obligation of loan participation	-	(12,931)
Loan originations	39,193,233	57,554,746
Interest and fees(1)	8,527,443	14,801,188
Collections	(47,564,200)	(80,089,020)
Net charge off (1)	(2,833,156)	(11,041,155)
Net change in fair value(1)	12,939,532	21,259,009
Ending balance	$47,116,140	$35,794,290
(1)Included in loan revenues and fees, net of changes in fair value in the condensed consolidated statements of operations

For Level 3 assets carried at fair value measured on a recurring basis using significant unobservable inputs, the following table presents quantitative information about the inputs used in the fair value measurement as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Minimum	Maximum	Weighted Average(2)	Minimum	Maximum	Weighted Average
Estimated losses(1)	0%	93.9%	60.6%	0%	92.5%	28.9%
Servicing costs	-	-	4.1%	-	-	4.7%
Discount rate	-	-	20.3%	-	-	20.1%
(1)Figure disclosed as a percentage of outstanding principal balance.
(2)Unobservable inputs were weighted by outstanding principal balance, which are grouped by origination channel.

Other relevant data as of September 30, 2024 and December 31, 2023 concerning loan receivables at fair value are as follows:

	September 30, 2024	December 31, 2023
Aggregate fair value of loan receivables that are 90 days or more past due	$39,728,088	$27,828,083
Unpaid principal balance of loan receivables that are 90 days or more past due	$77,354,984	$29,304,704
Aggregate fair value of loan receivables in non-accrual status	$39,906,943	$27,764,926
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
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2024, the Company had not recorded any unrecognized tax benefits. Interest and penalties related to liabilities for uncertain tax positions will be charged to interest and operating expenses.
4. LEASES
Refer to Note 3 to these condensed consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All the Company’s customer agreements are considered operating leases, and the Company currently does not have any sales-type or direct financing leases as a lessor.
Lease Commitments
In January 2019, FlexShopper entered into a 108-month lease with an option for one additional five-year term for 21,622 square feet of office space in Boca Raton, FL to accommodate FlexShopper’s business and its employees. The monthly rent for this space is approximately 31,500 with annual three percent increases throughout the initial 108-month lease term beginning on the anniversary of the commencement date, which was September 18, 2019.
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
As part of the Revolution Transaction (See Note 14), 22 storefront lease agreements were acquired by FlexShopper. Some of those stores were closed or transferred to franchisees after the Revolution Transaction. As of September 30, 2024, 34 storefront lease agreements belong to FlexShopper. The stores are located in Alabama, Idaho, Michigan, Mississippi, Nevada, and Oklahoma and are used to offer finance products to customers. The monthly average rent for these stores is approximately $1,800 per month. These leases are accounted for under the practical expedient for leases with initial terms for 12 months or less, and as such no related right of use asset or liability was recorded.
The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in the Company’s condensed consolidated balance sheets within the Right of use asset, net, Lease liability- current portion and Lease liabilities, net of current portion.

Supplemental balance sheet information related to leases is as follows:

	Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Operating Lease Asset	Right of use asset, net	$1,093,551	$1,233,538
Finance Lease Asset	Right of use asset, net	-	3,472
Total Lease Assets		$1,093,551	$1,237,010

Liabilities
Operating Lease Liability – current portion	Current Lease Liabilities	$275,029	$240,444
Finance Lease Liability – current portion	Current Lease Liabilities	—	4,608
Operating Lease Liability – net of current portion	Long Term Lease Liabilities	1,111,740	1,321,578
Total Lease Liabilities		$1,386,769	$1,566,630
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
Below is a summary of the weighted-average discount rate and weighted-average remaining lease term for the Company’s leases:

	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (in years)
Operating Leases	13.03%	4.0
Finance Leases	13.39%	0
Operating lease expense is recognized on a straight-line basis over the lease term within operating expenses in the Company’s condensed consolidated statements of operations. Finance lease expense is recognized over the lease term within interest expense and amortization in the Company’s condensed consolidated statements of operations. The Company’s total operating and finance lease expense all relate to lease costs amounted to $94,915 and $289,426 for the three and nine months ended September 30, 2024, respectively, and $96,453 and $290,964 for the three and nine months ended September 30, 2023, respectively.
Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended September 30,
	2024	2023
Cash payments for operating leases	$320,471	$311,137
Cash payments for finance leases	4,782	7,308

Below is a summary of undiscounted operating lease liabilities as of September 30, 2024. The table also includes a reconciliation of the future undiscounted cash flows to the present value of the operating lease liabilities included in the condensed consolidated balance sheet.

Operating Leases
2024	$109,663
2025	443,038
2026	456,330
2027	470,019
2028 and thereafter	303,574
Total undiscounted cash flows	1,782,624
Less: interest	(395,855)
Present value of lease liabilities	$1,386,768

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Estimated Useful Lives	September 30, 2024	December 31, 2023
Furniture, fixtures and vehicle	2-5 years	$400,131	$395,867
Website and internal use software	3 years	29,700,480	25,786,319
Computers and software	3-7 years	5,734,076	4,763,115
		35,834,687	30,945,301
Less: accumulated depreciation and amortization		(26,339,495)	(21,636,442)
		$9,495,192	$9,308,859
Depreciation and amortization expense for property and equipment was $1,605,989 and $4,703,053 for the three and nine months ended September 30, 2024, respectively, and $1,271,216 and $3,641,634 for the three and nine months ended September 30, 2023, respectively.
6. INTANGIBLE ASSETS
The following table provides a summary of our intangible assets:

	September 30, 2024
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(2,336,437)	10,407,930
Liberty Loan brand	10 years	340,218	(62,296)	277,922
Non-compete agreements	10 years	86,113	(15,990)	70,123
Non contractual customer relationships	5 years	1,952,371	(716,119)	1,236,252
Customer list	3 years	184,825	(112,934)	71,891
		$15,338,654	$(3,274,536)	$12,064,118

	December 31, 2023
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	10 years	$30,760	$(30,760)	$-
Franchisee contract-based agreements	10 years	12,744,367	(1,380,638)	11,363,729
Liberty Loan brand	10 years	340,218	(36,855)	303,363
Non-compete agreements	10 years	86,113	(9,334)	76,779
Non contractual customer relationships	5 years	1,952,371	(423,020)	1,529,351
Customer list	3 years	184,825	(66,742)	118,083
		$15,338,654	$(1,947,349)	$13,391,305
Depreciation and amortization expense for intangible assets was $442,427 and $1,327,187 for the three and nine months ended September 30, 2024, respectively, and $442,636 and $1,328,754 for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, future estimated amortization expense related to identifiable intangible assets over the next five years is set forth in the following table:

Amortization Expense
2024 (three months remaining)	442,290
2025	1,764,026
2026	1,707,552
2027	1,675,012
2028	1,317,072
Total	$6,905,952
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
Interest paid for the 122 Partner Note was $58,020 and $163,183 for the three and nine months ended September 30, 2023, respectively.
Interest expensed for the 122 Partner Note $40,335 and $145,357 for the three and nine months ended September 30, 2023, respectively.

NRNS Note- FlexShopper LLC (the “Promissory Note Borrower”) previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Promissory Note Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Promissory Note Borrower on June 30, 2021 and the Promissory Note Borrower can prepay principal and interest at any time without penalty. At September 30, 2024, amounts outstanding under the NRNS Note bear interest at a rate of 19.21%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Promissory Note Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note are secured by substantially all of the Promissory Note Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, the Promissory Note Borrower executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, the Promissory Note Borrower

executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.
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
Interest paid for the NRNS Note was $534,030 and $1,664,568 for the three and nine months ended September 30, 2024, respectively, and $585,334 and $1,715,838 for the three and nine months ended September 30, 2023, respectively.
Interest expensed for the NRNS Note was $532,782 and $1,638,792 for the three and nine months ended September 30, 2024, respectively, and $587,230 and $1,716,217 for the three and nine months ended September 30, 2023, respectively.
Amounts payable under the promissory notes are as follows:

	Debt Principal	Interest
2024	$-	$172,848
2025	$10,750,000	$-
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
On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum. The Company will pay the Lender a fee in an amount equal to 1% of the aggregate Commitments as of March 27, 2024, payable in 12 monthly installments on each interest payment date commencing April 2024. At September 30, 2024, amounts borrowed bear interest at 14.21%.
The 2024 Credit Agreement provides that FlexShopper may not incur additional indebtedness (other than expressly permitted indebtedness) without the permission of the Lender, and also prohibits payments of cash dividends on common stock. Additionally, the 2024 Credit Agreement includes covenants requiring FlexShopper to maintain a minimum amount of Equity Book Value, Liquidity and Cash, and maintain a certain ratio of Consolidated Total Debt to Equity Book Value (each capitalized term, as defined in the 2024 Credit Agreement). Upon a Permitted Change of Control, FlexShopper must refinance the debt under the 2024 Credit Agreement, subject to the payment of an early termination fee. A summary of the covenant requirements, and FlexShopper’s actual results at September 30, 2024, follows:

	September 30, 2024
	Required Covenant	Actual Position
Equity Book Value not less than	$16,452,247	$29,808,572
Liquidity greater than	4,000,000	10,513,666
Cash greater than	3,000,000	7,330,542
Consolidated Total Debt to Equity Book Value ratio not to exceed	5.25	4.78
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
The Company borrowed under the Credit Agreement $12,600,000 and $34,961,690 for the three and nine months ended September 30, 2024, respectively, and $5,050,000 and $7,800,000 for the three and nine months ended September 30, 2023, respectively. The Company repaid under the Credit Agreement and $0 and $0 for the three and nine months ended September 30, 2024, respectively, and $0 and $2,795,000 for the three and nine months ended September 30, 2023, respectively.
Interest expense incurred under the Credit Agreement amounted to $4,573,654 and $12,996,319 for the three and nine months ended September 30, 2024, respectively, and $3,503,486 and $10,115,009 for the three and nine months ended September 30, 2023, respectively. The outstanding balance under the Credit Agreement was $131,416,690 as of September 30, 2024 and was $96,455,000 as of December 31, 2023. Such amount is presented in the condensed consolidated balance sheets net of unamortized issuance costs of $1,142,325 and $70,780 as of September 30, 2024 and December 31, 2023, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2026, or from reductions in the borrowing base. The Company must repay all borrowed amounts one year after the Commitment Termination Date. Accordingly, all principal is shown as a non-current liability at September 30, 2024.
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
•Series 1 Convertible Preferred Stock – Series 1 Convertible Preferred Stock ranks senior to common stock upon liquidation.
As of September 30, 2024, each share of Series 1 Convertible Preferred Stock was convertible into 1.32230 shares of the Company’s common stock, subject to certain anti-dilution rights. The holders of the Series 1 Convertible Preferred Stock have the option to convert the shares to common stock at any time. Upon conversion, all accumulated and unpaid dividends, if any, will be paid as additional shares of common stock. The holders of Series 1 Convertible Preferred Stock have the same dividend rights as holders of common stock, as if the Series 1 Convertible Preferred Stock had been converted to common stock.
As of September 30, 2024, there were 170,332 shares of Series 1 Convertible Preferred Stock outstanding, which were convertible into 225,231 shares of common stock.
•Series 2 Convertible Preferred Stock – The Company sold to B2 FIE V LLC (the “Investor”), an entity affiliated with Pacific Investment Management Company LLC, 20,000 shares of Series 2 Convertible Preferred Stock

(“Series 2 Preferred Stock”) for gross proceeds of $20.0 million. The Company sold an additional 1,952 shares of Series 2 Preferred Stock to a different investor for gross proceeds of $1.95 million at a subsequent closing.
The Series 2 Preferred Shares were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10% compounded annually. Cumulative accrued dividends as of September 30, 2024 totaled $26,525,613. As of September 30, 2024, each Series 2 Preferred Share was convertible into approximately 266 shares of common stock; however, the conversion rate is subject to further increase pursuant to a weighted average anti-dilution provision. The holders of the Series 2 Preferred Stock have the option to convert such shares into shares of common stock and have the right to vote with holders of common stock on an as-converted basis. If the average closing price during any 45-day consecutive trading day period or change of control transaction values the common stock at a price equal to or greater than $23.00 per share, then conversion shall be automatic. Upon a Liquidation Event or Deemed Liquidation Event (each as defined), holders of Series 2 Preferred Stock shall be entitled to receive out of the assets of the Company prior to and in preference to the common stock and Series 1 Convertible Preferred Stock an amount equal to the greater of (1) the Stated Value, plus any accrued and unpaid dividends thereon, and (2) the amount per share as would have been payable had all shares of Series 2 Preferred Stock been converted to common stock immediately before the Liquidation Event or Deemed Liquidation Event.
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
See subsequent events related to Common Stock on Note 18.

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
There was no expense related to warrants during the three and nine months ended September 30, 2024, and the expense related to warrants was $917,581 and $917,581 for the three and nine months ended September 30, 2023, respectively.

The following table summarizes information about outstanding stock warrants as of September 30, 2024 and December 31, 2023, all of which are exercisable:

Exercise Price	Common Stock Warrants Outstanding	Weighted Average Remaining Contractual Life
		September 30, 2024	Dec 31, 2023
$1.25	1,055,184	1 year	2 years
$1.25	160,000	1 year	2 years
$1.34	40,000	1 year	2 years
$1.40	40,000	1 year	2 years
$1.54	40,000	1 year	2 years
$1.62	40,000	1 year	2 years
$1.68	40,000	1 year	2 years
$1.69	40,000	1 year	2 years
$1.74	40,000	1 year	2 years
$1.76	40,000	1 year	2 years
$1.91	40,000	1 year	2 years
$1.95	40,000	1 year	2 years
$2.00	40,000	1 year	2 years
$2.01	40,000	1 year	2 years
$2.08	40,000	1 year	2 years
$2.45	40,000	1 year	2 years
$2.53	40,000	1 year	2 years
$2.57	40,000	1 year	2 years
$2.70	40,000	1 years	2 years
$2.78	40,000	1 year	2 years
$2.79	40,000	1 years	2 years
$2.89	40,000	3 years	4 years
$2.93	40,000	1 year	2 years
$2.97	40,000	1 years	2 years
$3.09	40,000	2 years	3 years
$3.17	40,000	3 years	4 years
$3.19	40,000	1 years	2 years
$3.27	40,000	1 years	2 years
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
Grants under the 2018 Plan and the Prior Plans consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalents and other stock-based awards. Employees, directors and consultants and other service providers are eligible to participate in the 2018 Plan and the Prior Plans. As September 30, 2024, approximately 1,474,461 shares remained available for issuance under the 2018 Plan.

Stock-based compensation expense included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$81,695	$242,180	$242,602	$1,047,324
Performance share units	75,227	229,639	286,318	289,044
Total stock-based compensation	$156,922	$471,819	$528,920	$1,336,368
The fair value of stock-based compensation is recognized as compensation expense over the vesting period. Compensation expense recorded for stock-based compensation in the condensed consolidated statements of operations was $156,922 and $528,920 for the three and nine months ended September 30, 2024, respectively, and $471,819 and $1,336,368 for the three and nine months ended September 30, 2023, respectively. Unrecognized compensation cost related to non-vested options and PSU at September 30, 2024 amounted to $1,033,134, which is expected to be recognized over a weighted average period of 2.19 years.
Stock options:
The fair value of stock options is recognized as compensation expense using the straight-line method over the vesting period. The Company measured the fair value of each stock option award on the date of grant using the Black-Scholes-Merton (BSM). The Company did not grant stock options during the nine months ended September 30, 2024. The weighted average assumptions used for the stock options granted during the nine months ended September 30, 2023 were as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Exercise price	$1.03	$0.80
Expected life	4 years	6 years
Expected volatility	69%	95%
Dividend yield	0%	0%
Risk-free interest rate	3.55%	3.59%
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

Activity in stock options for the nine month periods ended September 30, 2024 and September 30, 2023 was as follows:

	Number of options	Weighted average exercise price	Weighted average contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2024	4,452,447	$1.57		$2,152,602
Granted	677,500	$1.03
Exercised/Released	-
Canceled/ Forfeited	(1,500)	0.79		480
Expired	(55,000)	8.00		-
Outstanding at September 30, 2024	5,073,447	$1.43	6.46	$525,296
Vested and exercisable at September 30, 2024	3,660,278	$1.57	6.46	$393,901

Outstanding at January 1, 2023	3,919,228	$1.97		$52,223
Granted	1,596,567	0.80		75
Exercised	(1,500)	0.79		345
Canceled/ Forfeited	(1,105,900)	1.91
Outstanding at September 30, 2023	4,408,395	$1.56	7.56	$561,402
Vested and exercisable at September 30, 2023	3,183,408	$1.74	7.12	$328,031
The weighted average grant date fair value of options granted during the nine month periods ended September 30, 2024 and September 30, 2023 was $0.56 and $0.61 per share, respectively.

Performance Share Units:
On February 10, 2022 and on April 21, 2023, the Compensation Committee of the Board of Directors approved awards of performance share units to certain senior executives of the Company (the “2022 PSU” and the “2023 PSU”, respectively).
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
The fair value of performance share units is based on the fair market value of the Company’s common stock on the date of grant. The compensation expense associated with these awards is amortized on an accelerated basis over the vesting period based on the Company’s projected assessment of the level of performance that will be achieved and earned. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the plan will be achieved, all previously recognized compensation expense is reversed in the period such a determination is made. The 2022 PSU were forfeited in April 2023 as the minimum performance component was not achieved. For the 2023 PSU, the Company determined it was probable that the minimum performance component would be met and accordingly commenced amortization in the quarter ended September 30, 2023. In April 2024, 1,250,000 shares of the 2023 PSU were earned as the performance criteria was met and 312,501 shares were vested.

Activity in performance share units for the nine months ended September 30, 2024 and September 30, 2023 was as follows:

	Number of performance share units	Weighted average grant date fair value
Non- vested at January 1, 2024	1,250,000	$0.78
Exercised/Released	(312,501)	0.78
Non- vested at September 30, 2024	937,499	$0.78
Non- vested at January 1, 2023	790,327	$1.53
Granted	1,250,000	0.78
Forfeited/ unearned	(790,327)	1.53
Non- vested at September 30, 2023	1,250,000	$0.78
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
The Company’s effective income tax rate for the nine months ended September 30, 2024 was approximately 28.19%. This was different than the expected federal income tax rate of 21% primarily due to the impact of non-deductible expenses, equity compensation and state income taxes.
The realization of the deferred tax asset as of September 30, 2024 is more likely than not based on the Company’s projected taxable income.
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
Litigation
The Company is not involved in any current or pending material litigation as a defendant. The Company could be involved in litigation incidental to the operation of the business. The Company intends to vigorously defend all matters in which the Company is named defendants, and, for insurable losses, maintain significant levels of insurance to protect against adverse judgments, claims or assessments that may affect the Company. Although the adequacy of existing insurance coverage of the outcome of any legal proceedings cannot be predicted with certainty, based on the current information available, the Company does not believe the ultimate liability associated with known claims or litigation, if any, in which the Company is involved will materially affect the Company’s consolidated financial condition or results of operations.
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
14. REVOLUTION TRANSACTION
On December 3, 2022, Flex Revolution, LLC, a wholly-owned subsidiary of FlexShopper, Inc. (the “Buyer”), closed a transaction (“Revolution Transaction”) pursuant to an Asset Purchase Agreement with Revolution Financial, Inc., a provider of consumer loans and credit products (collectively with certain of its subsidiaries, “Revolution”), under which the Company acquired the material net assets of the Revolution business.
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
15. BASEPOINT CREDIT AGREEMENT
On June 7, 2023, the Company, through a wholly owned subsidiary, Flex Revolution, LLC (the “New Borrower”), entered into a Joinder Agreement to a credit agreement (the “Basepoint Credit Agreement”) with Revolution Financial, Inc. (the “Existing Borrower”), the subsidiary guarantors party thereto, the lenders party thereto, the individual guarantor party and BP Fundco, LLC, as administrative agent.
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

The Basepoint Credit Agreement includes covenants requiring the Borrower and the guarantor to maintain a minimum amount of liquidity that is no less than 5% of the current Borrowing Base and maintain a minimum amount of cash held in the concentration accounts of $200,000. The tangible net worth of the borrower and the guarantor shall not be less than 10% of the current Borrowing Base and the borrower and the guarantor shall maintain a positive consolidated net income. The terms tangible net worth and positive consolidated net income for the purpose of calculating the covenants under the Basepoint Credit Agreement are defined in the agreement. The Company is in compliance with Basepoint Credit Agreement covenants as of September 30, 2024.
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
Interest expense incurred under the Basepoint Credit Agreement amounted to $251,456 and $754,957 for the three and nine months ended September 30, 2024, respectively and to $251,456 and $843,470 for the three and nine months ended September 30, 2023, respectively . The outstanding balance under the Basepoint Credit Agreement was $7,412,605 as of September 30, 2024. Such amount is presented in the consolidated balance sheets net of unamortized issuance costs of $64,113 as of September 30, 2024. Interest is payable weekly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months, or from reductions in the borrowing base. Accordingly, all principal is shown as a non-current liability at September 30, 2024.
16. EMPLOYEE BENEFIT PLAN
The Company sponsors an employee retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute, but not more than statutory limits. The Company makes nondiscretionary 4% Safe Harbor contributions of participants’ eligible earnings who have completed the plan’s eligibility requirements. The contributions are made to the plan on behalf of the employees. Total contributions to the plan were $48,811 and $146,627 for the three and nine months ended September 30, 2024, respectively, and $39,939 and $126,701 for the three and nine months ended September 30, 2023, respectively.
17. SHARE REPURCHASE PROGRAM

On May 17, 2023, the Board of Directors authorized a share repurchase program to acquire up to $2 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program have a term through May 2025 and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock.
The Company purchased under the share repurchase program 362,793 shares of common stock for a net cost of $396,780 for the nine months ended September 30, 2024.
18. SUBSEQUENT EVENTS
Common Stock
On October 7, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share, from 40,000,000 shares to 100,000,000 shares. The increase in the number of authorized shares was approved by the Company’s stockholders on October 7, 2024.
Equity Compensation Plan
On August 27, 2024, the Company Board of Directors approved Amendment No. 5 to the 2018 Omnibus Equity Plan (the “2018 Plan Amendment”), subject to stockholder approval. The 2018 Plan Amendment was approved by the Company’s stockholders on October 7, 2024. The 2018 Plan Amendment increased (a) the total number of shares available for issuance under the 2018 Plan by 3,000,000 shares, to a new total of 11,057,000 shares, and (b) the number of shares available for issuance as “incentive stock options,” within the meaning of Internal Revenue Code (the “Code”) Section 422 (“ISOs”), by 3,000,000 shares.
Preferred Stock Purchase Option Agreement
On October 25, 2024, the Company entered into a Preferred Stock Purchase Option Agreement granting the Company the right at any time through October 25, 2025 to repurchase and cancel 20,000 shares of its series 2 convertible preferred stock, representing approximately 91% of the shares in such series, at varying purchase prices below the then-current liquidation value of the series 2 convertible preferred stock, ranging from $20,250,000 to $22,500,000, depending on when the Company exercises the option, from B2 FIE V LLC, which acquired the preferred stock in a private placement in June 2016.

Each share of series 2 convertible preferred stock is convertible into 266.2942 shares of the Company’s common stock or an aggregate of 5,325,888 shares of its common stock, based on the series 2 convertible preferred stock issue price of $1,000 per share and conversion rate of $3.76 per share, and accrues dividends through an increase in its liquidation preference at an annual rate equal to 10% of the original series 2 convertible preferred stock issue price per share. The purchase price of the series 2 convertible preferred stock, which was negotiated between the parties, represents approximately 50% of the current liquidation preference of the preferred stock, which was approximately $44.2 million as of September 30, 2024.

The terms of the preferred stock repurchase provide that, if the Company exercises the option and within 12 months following the date of the Preferred Stock Purchase Option Agreement, it completes a liquidity event or a change of control occurs, the Company would be required to make an incremental “true-up” payment to B2 FIE V LLC. This payment would be in an amount equal to the difference between the Company’s share price before the announcement of the liquidity event or change of control and the increased value of the Company’s share price, if any, after announcing the transaction, applied to the number of repurchased preferred shares on an as-if-converted to common stock basis. A discount of 8.3% is applied to this payment every 30-day period following the closing of the preferred stock repurchase. Additionally, assuming the shares of series 2 preferred stock are repurchased, and the Company is awarded monetary damages or a settlement award in connection with its patent infringement lawsuits, the Company would also be required to pay a portion of those proceeds to B2 FIE V LLC. That portion would be determined by the increase in the value of the Company’s share price, if any, after announcing the award as applied to the number of repurchased preferred shares on an as-if-converted to common stock basis, provided that the Company is not required to pay B2 FIE V LLC more than $4.00 per share on any share increase in value or 18% of the award.
Rights Offering
On October 28, 2024, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed rights offering in which it plans to distribute to its stockholders non-transferable subscription rights to purchase up to 35,000,000 units. Each unit will consist of one share of common stock and three short-term rights to purchase additional shares of common stock at varying discounted market-based prices.
The Company intends to use the net proceeds of the rights offering to provide funding for the repurchase of over 90% of its series 2 convertible preferred stock, reduce a portion of the outstanding balance under its credit facility, and finance the costs of potential acquisitions of other payment solutions companies. Any remaining proceeds will be used for general corporate purposes.

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
Patent Infringement Lawsuit Filed Against Competitors
On September 30, 2024, the Company filed patent infringement lawsuits against Upbound Group, Inc. (Nasdaq: UPBD) (including its Acima subsidiaries) (“Upbound Group”) and Katapult Holdings, Inc. (Nasdaq: KPLT) (“Katapult”), which are competitors of the Company, alleging unauthorized use of the Company patented technologies. These cases were filed in the U.S. District Court for the Eastern District of Texas. The lawsuits revolve around five key patents, granted between 2018 and the present, which protect the Company computer-implemented LTO technology. These patents cover the Company innovative systems and methods for enabling retailers to partner with third-party LTO providers, facilitating seamless LTO transactions for consumers. The lawsuits accuse Upbound Group and Katapult of multiple forms of infringement, including direct infringement, contributory infringement, and inducement of others to infringe. The Company is seeking both injunctive relief to prevent further infringement and monetary damages. The Company intends to vigorously protects its patents; however the Company is currently unable to predict the timing or outcome of this lawsuit.
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
Lease Receivables and Allowance for Doubtful Accounts - FlexShopper seeks to collect amounts owed under its leases from each customer on a weekly or biweekly basis by charging their bank accounts or credit cards. Lease receivables are principally comprised of lease payments currently owed to FlexShopper which are past due, as FlexShopper has been unable to successfully collect in the manner described above. An allowance for doubtful accounts is estimated primarily based upon historical collection experience that considers both the aging of the lease and the origination channel. Other qualitative factors are considered in estimating the allowance, such as seasonality, underwriting changes and other business trends. The lease receivables balances consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Lease receivables	$104,879,703	$64,749,918
Allowance for doubtful accounts	(38,698,232)	(19,954,828)
Lease receivables, net	$66,181,471	$44,795,090

FlexShopper does not charge off any customer account until it has exhausted all collection efforts with respect to each account, including attempts to repossess items. Lease receivables balances charged off against the allowance were $2,393,131 and $6,630,081 for the three and nine months ended September 30, 2024, respectively, and $726,007 and $33,454,814 for the three and nine months ended September 30, 2023, respectively.

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Beginning balance	$19,954,828	$13,078,800
Provision	25,373,485	42,505,647
Accounts written off	(6,630,081)	(35,629,619)
Ending balance	$38,698,232	$19,954,828
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
Key performance metrics for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$36,381,080	$31,266,666	$5,114,414	16.4
Provision for doubtful accounts	(8,083,009)	(10,038,122)	1,955,113	(19.5)
Gain on sale of lease receivables	15,791	(146,345)	162,136	(110.8)
Lease placement collections	50,328	-	50,328	-
Net lease billing and fees	$28,364,190	$21,082,199	$7,281,991	34.5
Loan revenues and fees	2,780,667	3,208,920	(428,253)	(13.3)
Net changes in the fair value of loans receivable	6,266,498	7,095,327	(828,829)	(11.7)
Net loan revenue	9,047,165	10,304,247	(1,257,082)	(12.2)
Retail revenue	1,177,146	-	1,177,146	-
Total revenues	$38,588,501	$31,386,446	$7,202,055	22.9
Depreciation and impairment of lease merchandise	(14,486,564)	(13,061,958)	(1,424,606)	10.9
Loans origination costs and fees	(677,913)	(1,389,107)	711,194	(51.2)
Cost of retail revenues	(923,203)	—	(923,203)	—
Gross profit	$22,500,821	$16,935,381	$5,565,440	32.9
Gross profit margin	58%	54%

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Adjusted EBITDA:
Net income	$2,366,384	$940,101	$1,426,283	151.7
Income taxes expense	1,518,514	265,517	1,252,997	471.9
Amortization of debt issuance costs	314,702	194,682	120,020	61.6
Amortization of discount on the promissory note related to acquisition	-	59,238	(59,238)	(100.0)
Other amortization and depreciation	2,436,357	1,964,229	472,128	24.0
Interest expense	5,357,892	4,492,881	865,011	19.3
Stock-based compensation	156,922	471,819	(314,897)	(66.7)
Adjusted EBITDA	$12,150,771	$8,388,467	$3,762,304	44.9

Key performance metrics for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Gross Profit:
Gross lease billings and fees	$106,352,849	$98,023,406	$8,329,443	8.5
Provision for doubtful accounts	(25,373,485)	(32,123,950)	6,750,465	(21.0)
Gain on sale of lease receivables	77,225	2,803,745	(2,726,520)	(97.2)
Lease placement collections	215,384	-	215,384	-
Net lease billing and fees	$81,271,973	$68,703,201	$12,568,772	18.3
Loan revenues and fees	8,527,443	11,742,778	(3,215,335)	(27.4)
Net changes in the fair value of loans receivable	11,165,374	6,258,279	4,907,095	78.4
Net loan revenues	$19,692,817	$18,001,057	$1,691,760	9.4
Retail revenues	3,327,468	-	3,327,468	-
Total revenues	$104,292,258	$86,704,258	$17,588,000	20.3
Depreciation and impairment of lease merchandise	(43,021,351)	(42,893,163)	(128,188)	0.3
Loans origination costs and fees	(2,395,780)	(4,878,158)	2,482,378	(50.9)
Cost of retail revenues	(2,593,505)	-	(2,593,505)	-
Gross profit	$56,281,622	$38,932,937	$17,348,685	44.6
Gross profit margin	54%	45%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Adjusted EBITDA:
Net income/ (loss)	$549,147	$(4,587,769)	$5,136,916	(112.0)
Income taxes expense/ (benefit)	215,550	(1,185,247)	1,400,797	(118.2)
Amortization of debt issuance costs	824,499	376,857	447,642	118.8
Amortization of discount on the promissory note related to acquisition	-	177,714	(177,714)	(100.0)
Other amortization and depreciation	7,134,573	5,674,931	1,459,642	25.7
Interest expense	15,389,344	13,292,114	2,097,230	15.8
Stock-based compensation	528,920	1,336,367	(807,447)	(60.4)
Adjusted EBITDA	$24,642,033	$15,084,967	$9,557,066	63.4
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
Adjusted EBITDA represents net income before interest, stock-based compensation, taxes, depreciation (other than depreciation of leased merchandise), amortization and one-time or non-recurring items. We believe that Adjusted EBITDA provides us with an understanding of one aspect of earnings before the impact of investing and financing charges and income taxes. Adjusted EBITDA may be useful to an investor in evaluating our operating performance and liquidity because this measure:

•is widely used by investors to measure a company’s operating performance without regard to items excluded from the calculation of such measure, which can vary substantially from company to company;
•is a financial measurement that is used by rating agencies, lenders and other parties to evaluate our credit worthiness; and
•is used by our management for various purposes, including as a measure of performance and as a basis for strategic planning and forecasting.
Adjusted EBITDA is a supplemental measure of FlexShopper’s performance that is neither required by, nor presented in accordance with, GAAP. Adjusted EBITDA should not be considered as substitutes for GAAP metrics such as operating income/ (loss), net income or any other performance measures derived in accordance with GAAP.

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table details operating results for the three months ended September 30, 2024 and 2023:

	2024	2023	$ Change	% Change

Gross lease billings and fees	$36,381,080	$31,266,666	$5,114,414	16.4
Provision for doubtful accounts	(8,083,009)	(10,038,122)	1,955,113	(19.5)
Gain on sale of lease receivables	15,791	(146,345)	162,136	(110.8)
Lease placement collections	50,328	-	50,328	-
Net lease billing and fees	$28,364,190	$21,082,199	$7,281,991	34.5
Loan revenues and fees	2,780,667	3,208,920	(428,253)	(13.3)
Net changes in the fair value of loans receivable	6,266,498	7,095,327	(828,829)	(11.7)
Net loan revenues	$9,047,165	$10,304,247	$(1,257,082)	(12.2)
Retail revenues	1,177,146	-	1,177,146	-
Total revenues	$38,588,501	$31,386,446	$7,202,055	22.9
Depreciation and impairment of lease merchandise	(14,486,564)	(13,061,958)	(1,424,606)	10.9
Loans origination costs and fees	(677,913)	(1,389,107)	711,194	(51.2)
Cost of retail revenues	(923,203)	-	(923,203)	-
Marketing	(2,005,559)	(1,671,137)	(334,422)	20.0
Salaries and benefits	(4,049,422)	(3,231,100)	(818,322)	25.3
Other operating expenses	(6,888,348)	(6,080,725)	(807,623)	13.3
Operating income	9,557,492	5,952,419	3,605,073	60.6
Interest expense	(5,672,594)	(4,746,801)	(925,793)	19.5
Income taxes expense	(1,518,514)	(265,517)	(1,252,997)	471.9
Net income	$2,366,384	$940,101	$1,426,283	151.7
FlexShopper originated 22,997 leases with an average origination value of $712 for the three months ended September 30, 2024 compared to 21,459 leases with an average origination value of $668 for the comparable period last year. Net lease revenues for the three months ended September 30, 2024 were $28,364,190 compared to $21,082,199 for the three months ended September 30, 2023, representing an increase of $7,281,991 or 34.5%. In 2024, the volume increased due to the increase in approval rates and the average origination value per lease was higher compared to the same period last year. The provision for doubtful accounts relative to gross lease billings and fees were 22.2% and 32.1% for the three months ended September 30, 2024 and 2023, respectively.
Net loan revenues for our bank partner loan model for the three months ended September 30, 2024 were a loss of $189,608 compared to a gain of $7,656,790 for the three months ended September 30, 2023, representing a decrease of $7,846,398 or 102.5%. The decrease is mainly due to an update made in the third quarter of 2023 of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 75 loans for the three months ended September 30, 2023. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. In May 2024, the Company purchased $1.06 million in loan participation from the bank partner. With this purchase, the bank partner has no remaining participation in this portfolio. The Company is actively working on onboarding a new bank partner for this loan model.

Net loan revenues for our state license loan model for the three months ended September 30, 2024 were a gain of $9,236,773 compared to a gain of $2,647,457 for the three months ended September 30, 2023, representing an increase of $6,589,316 or 248.9%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2024, the Company started placing the state license loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. For the state license loan model, the Company originated 32,868 loans in the three months ended September 30, 2024 compared to 35,847 loans for the three months ended September 30, 2023.
Depreciation and impairment of lease merchandise for the three months ended September 30, 2024 was $14,486,564 compared to $13,061,958 for the three months ended September 30, 2023, representing an increase of $1,424,606 or 10.9%. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue. The increase in depreciation and impairment of lease merchandise is mainly related to the increase in gross lease billing and fees, however this increase was partially offset by the increase of wholesale vendors in the portfolio, and therefore, the reduction in the cost of the merchandise.
Loans origination cost and fees for the three months ended September 30, 2024 was $677,913 compared to $1,389,107 for the three months ended September 30, 2023, representing a decrease of $711,194 or 51.2%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products.
Marketing expenses in the three months ended September 30, 2024 were $2,005,559 compared to $1,671,137 in the three months ended September 30, 2023, an increase of $334,422 or 20.0%. In 2023, due to the macroeconomic conditions along with tightening approval rates, the Company had slowed down the marketing expenses. In 2024, marketing expenses are increasing slowly to generate more originations.
Salaries and benefits expense in the three months ended September 30, 2024 were $4,049,422 compared to $3,231,100 in the three months ended September 30, 2023, an increase of $818,322 or 25.3%.The addition of employees for the state license model and for the new initiatives that the Company is working on contributed to the increase in salaries and benefits.
Other operating expenses for the three months ended September 30, 2024 and 2023 included the following:

	2024	2023
Amortization and depreciation	$2,436,357	$1,964,229
Computer and internet expenses	905,744	978,599
Legal and professional fees	916,950	854,948
Merchant bank fees	738,755	430,506
Customer verification expenses	157,766	97,981
Stock-based compensation expense	156,922	471,819
Insurance expense	146,836	160,493
Office and telephone expense	309,275	303,668
Rent expense	406,660	312,254
Advertising and recruiting fees	11,205	98,972
Travel expense	210,196	191,328
Business taxes and licenses	51,957	60,133
Bank service charges	117,215	97,734
Other	322,510	58,061
Total	$6,888,348	$6,080,725

Amortization and depreciation expenses in the three months ended September 30, 2024 were $2,436,357 compared to $1,964,229 in the three months ended September 30, 2023, representing an increase of $472,128 or 24.0%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of capitalized data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.
Computer and internet expenses in the three months ended September 30, 2024 were $905,744 compared to $978,599 in the three months ended September 30, 2023, representing a decrease of $72,855 or 7.4%. The decrease is mainly due to the optimization of IT related expenses after Revolution Transaction (see Note 14).
Legal and professional fees expenses in the three months ended September 30, 2024 were $916,950 compared to $854,948 in the three months ended September 30, 2023, representing an increase of $62,002 or 7.3%. The change is associated mainly with the increase in legal fees as the Company analyzed to offer different products.
Merchant bank fees expenses in the three months ended September 30, 2024 were $738,755 compared to $430,506 in the three months ended September 30, 2023, representing an increase of $308,249 or 71.6%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.
Customer verification expenses in the three months ended September 30, 2024 were $157,766 compared to $97,981 in the three months ended September 30, 2023, representing an increase of $59,785 or 61.0%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The increase in marketing expense contributed to the increase in this expense.
Stock compensation expense in the three months ended September 30, 2024 was $156,922 compared to $471,819 in the three months ended September 30, 2023, representing a decrease of $314,897 or 66.7%. This decrease is due to the fact that the Company did not grant new stock options in the first 8 months of 2024.
Rent expense in the three months ended September 30, 2024 was $406,660 compared to $312,254 in the three months ended September 30, 2023, representing an increase of $94,406 or 30.2%. The increase is related to the monthly lease expense for the storefronts the Company added for the state licensed loan model.
Advertising and recruiting fees in the three months ended September 30, 2024 were $11,205 compared to $98,972 in the three months ended September 30, 2023, representing a decrease of $87,767 or 88.7%. This decrease is related to the hire of new employees at the end of 2023.
Travel expense in the three months ended September 30, 2024 was $210,196 compared to $191,328 in the three months ended September 30, 2023, representing an increase of $18,869 or 9.9%. This increase is mainly related to the roll out of new stores in our retailer channel.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table details operating results for the nine months ended September 30, 2024 and 2023:

	2024	2023	$ Change	% Change

Gross lease billings and fees	$106,352,849	$98,023,406	$8,329,443	8.5
Provision for doubtful accounts	(25,373,485)	(32,123,950)	6,750,465	(21.0)
Gain on sale of lease receivables	77,225	2,803,745	(2,726,520)	(97.2)
Lease placement collections	215,384	-	215,384	-
Net lease billing and fees	$81,271,973	$68,703,201	$12,568,772	18.3
Loan revenues and fees	8,527,443	11,742,778	(3,215,335)	(27.4)
Net changes in the fair value of loans receivable	11,165,374	6,258,279	4,907,095	78.4
Net loan revenues	$19,692,817	$18,001,057	$1,691,760	9.4
Retail revenues	3,327,468	-	3,327,468	-
Total revenues	$104,292,258	$86,704,258	$17,588,000	20.3
Depreciation and impairment of lease merchandise	(43,021,351)	(42,893,163)	(128,188)	0.3
Loans origination costs and fees	(2,395,780)	(4,878,158)	2,482,378	(50.9)
Retail cost	(2,593,505)	-	(2,593,505)	-
Marketing	(6,316,945)	(4,258,904)	(2,058,041)	48.3
Salaries and benefits	(12,357,955)	(8,933,998)	(3,423,957)	38.3
Other operating expenses	(20,628,182)	(17,666,366)	(2,961,816)	16.8
Operating income	16,978,540	8,073,669	8,904,871	110.3
Interest expense	(16,213,843)	(13,846,685)	(2,367,158)	17.1
Income taxes (expense)/ benefit	(215,550)	1,185,247	(1,400,797)	(118.2)
Net income/ (loss)	$549,147	$(4,587,769)	$5,136,916	(112.0)
FlexShopper originated 65,057 leases with an average origination value of $706 for the nine months ended September 30, 2024 compared to 63,341 leases with an average origination value of $668 for the comparable period last year. Net lease revenues for the nine months ended September 30, 2024 were $81,271,973 compared to $68,703,201 for the nine months ended September 30, 2023, representing an increase of $12,568,772 or 18.3%. In 2024, the volume increased due to the increase in approval rates and the average origination value per lease was higher compared to the same period last year. The provision for doubtful accounts relative to gross lease billings and fees were 23.9% and 32.8% for the nine months ended September 30, 2024 and 2023, respectively. FlexShopper collected $292,609 and 2,803,745 from leases sold or placed to/with third parties for the nine months ended September 30, 2024 and 2023, respectively.
Net loan revenues for our bank partner loan model for the nine months ended September 30, 2024 were $5,577,043 compared to $10,643,244 for the nine months ended September 30, 2023, representing a decrease of $5,066,201 or 47.6%. The decrease is mainly due to an update made in the third quarter of 2023 of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2023, the Company started placing the bank partner’s loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. Our bank partner originated 373 loans for nine months ended September 30, 2023. The Company’s bank partner for the loan partner loan model chose to exit the high APR business in 2023. In May 2024, the Company purchased $1.06 million in loan participation from the bank partner. With this purchase, the bank partner has no remaining participation in this portfolio. The Company is actively working on onboarding a new bank partner for this loan model.

Net loan revenues for our state license loan model for the nine months ended September 30, 2024 were $14,115,774 compared to $7,357,813 for the nine months ended September 30, 2023, representing an increase of $6,757,961 or 91.8%. The increase is mainly due to an update of the Company’s best estimate of the estimated losses assumption a market participant would use to calculate the fair value of this loan portfolio. In the third quarter of 2024, the Company started placing the state license loans in default to a third-party collector, which resulted in an update on the cash flow model used in the fair value calculation. For the state license loan model, the Company originated 98,220 loans in the nine months ended September 30, 2024, compared to 103,228 loans for the nine months ended September 30, 2023.
Depreciation and impairment of lease merchandise for the nine months ended September 30, 2024 was $43,021,351 compared to $42,893,163 for nine months ended September 30, 2023, representing an increase of $128,188 or 0.3%. Asset level performance within the portfolio, as well as the mix of early paid off leases, will alter the average depreciable term of the leases within the portfolio and result in increases or decreases in cost of lease revenue and merchandise sold relative to lease revenue. The increase in depreciation and impairment of lease merchandise is mainly related to the increase in gross lease billing and fees, however this increase was partially offset by the increase of wholesale vendors in the portfolio, and therefore, the reduction in the cost of the merchandise.
Loans origination cost and fees for the nine months ended September 30, 2024 was $2,395,780 compared to $4,878,158 for the nine months ended September 30, 2023, representing a decrease of $2,482,378 or 50.9%. Loan origination cost and fees is correlated to the volume and dollar amount of loan products.
Marketing expenses in the nine months ended September 30, 2024 were $6,316,945 compared to $4,258,904 in the nine months ended September 30, 2023, an increase of $2,058,041 or 48.3%. In 2023, due to the macroeconomic conditions along with tightening approval rates, the Company had slowed down the marketing expenses. In 2024, marketing expenses are increasing slowly to generate more originations.
Salaries and benefits expense in the nine months ended September 30, 2024 were $12,357,955 compared to $8,933,998 in the nine months ended September 30, 2023, an increase of $3,423,957 or 38.3%. The addition of employees for the state license model and for the new initiatives that the Company is working on contributed to the increase in salaries and benefits.
Other operating expenses for the nine months ended September 30, 2024 and 2023 included the following:

	2024	2023
Amortization and depreciation	$7,134,573	$5,674,931
Computer and internet expenses	2,852,495	3,271,651
Legal and professional fees	2,781,265	2,302,946
Merchant bank fees	1,997,829	1,277,193
Customer verification expenses	536,522	285,194
Stock-based compensation expense	528,920	1,336,368
Insurance expense	455,774	469,271
Office and telephone expense	946,584	953,471
Rent expense	1,204,127	912,356
Advertising and recruiting fees	115,445	113,594
Travel expense	649,933	429,875
Business taxes and licenses	196,040	210,739
Bank service charges	331,248	335,535
Other	897,427	93,242
Total	$20,628,182	$17,666,366

Amortization and depreciation expenses in the nine months ended September 30, 2024 were $7,134,573 compared to $5,674,931 in the nine months ended September 30, 2023, representing an increase of $1,459,642 or 25.7%. The majority of the increase is related to the amortization of capitalized software costs due to the preparation for new products offered by the Company and the amortization of capitalized data that is not directly used in underwriting decisions and that are probable that they will provide future economic benefit.
Computer and internet expenses in the nine months ended September 30, 2024 were $2,852,495 compared to $3,271,651 in the nine months ended September 30, 2023, representing a decrease of $419,156 or 12.8%. The decrease is mainly due to the optimization of IT related expenses after Revolution Transaction (see Note 14).
Legal and professional fees expenses in the nine months ended September 30, 2024 were $2,781,265 compared to $2,302,946 in the nine months ended September 30, 2023, representing an increase of $478,319 or 20.8%. The change is associated mainly with the increase in legal fees as the Company analyzed to offer different products.
Merchant bank fees expenses in the nine months ended September 30, 2024 were $1,997,829 compared to $1,277,193 in the nine months ended September 30, 2023, representing an increase of $720,636 or 56.4%. Merchant bank fee expense represents the ACH and card processing fees related to billing consumers. This expense is related to the size of the lease and loan portfolio.
Customer verification expenses in the nine months ended September 30, 2024 were $536,522 compared to $285,194 in the nine months ended September 30, 2023, representing an increase of $251,328 or 88.1%. Customer verification expense is primarily the cost of data used for underwriting new lease and loan applicants. The increase in marketing expense contributed to the increase in this expense.
Stock compensation expense in the nine months ended September 30, 2024 was $528,920 compared to $1,336,368 in the nine months ended September 30, 2023, representing a decrease of $807,448 or 60.4%. This decrease is due to the fact that the Company did not grant new stock options in the first 8 months of 2024.
Rent expense in the nine months ended September 30, 2024 was $1,204,127 compared to $912,356 in the nine months ended September 30, 2023, representing an increase of $291,771 or 32.0%. The increase is related to the monthly lease expense for the storefronts the Company added for the state licensed loan model.
Advertising and recruiting fees in the nine months ended September 30, 2024 were $115,445 compared to $113,594 in the nine months ended September 30, 2023, representing an increase of $1,851 or 1.6%. This increase is related to the hire of new employees.
Travel expense in the nine months ended September 30, 2024 was $649,933 compared to $429,875 in the nine months ended September 30, 2023, representing an increase of $220,058 or 51.2%. This increase is mainly related to the roll out of new stores in our retailer channel.
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
Liquidity and Capital Resources
As of September 30, 2024, the Company had cash of $7,330,542 compared to $5,732,483 at the same date in 2023. As of December 31, 2023, the Company had cash of $4,413,130. The increase in cash from December 31, 2023, was primarily due to the cash generated by the portfolio and the proceeds from the 2024 Credit Agreement.
As of September 30, 2024, the Company had lease receivables of $104,879,703 offset by an allowance for doubtful accounts of $38,698,232, resulting in net accounts receivable of $66,181,471. Accounts receivable is principally comprised of past due lease payments owed to the Company. An allowance for doubtful accounts is estimated based upon historical collection and delinquency percentages.
As of September 30, 2024, the Company had loan receivables of $47,116,140 which is measured at fair value. The Company primarily estimates the fair value of its loan receivables using discounted cash flow models that have been internally developed.
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

On March 27, 2024, FlexShopper, through a wholly-owned subsidiary (“Borrower”), entered into a new credit agreement (the “2024 Credit Agreement”) with Computershare Trust Company, National Association as paying agent, various lenders from time to time party thereto and Powerscourt Investment 50, LP, an affiliate of Waterfall Asset Management, LLC, as administrative agent and lender (“Lender”). The Borrower is permitted to borrow funds under the 2024 Credit Agreement based on FlexShopper’s cash on hand and the Amortized Order Value of its Eligible Leases (as such terms are defined in the 2024 Credit Agreement) less certain deductions described in the 2024 Credit Agreement. Under the terms of the 2024 Credit Agreement, subject to the satisfaction of certain conditions, the Borrower may borrow up to $150,000,000 from the Lender until the Commitment Termination Date and must repay all borrowed amounts one year thereafter, on the date that is 12 months following the Commitment Termination Date (unless such amounts become due or payable on an earlier date pursuant to the terms of the Credit Agreement). The Commitment Termination Date is April 1, 2026. The Lender was granted a security interest in certain leases and loans as collateral under this Agreement. The interest rate charged on amounts borrowed is SOFR plus 9% per annum. The Company will pay the Lender a fee in an amount equal to 1% of the aggregate Commitments as of March 27, 2024, payable in 12 monthly installments on each interest payment date commencing April 2024. At September 30, 2024, amounts borrowed bear interest at 14.21%.
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
The Company borrowed under the Credit Agreement $12,600,000 and $34,961,690 for the three and nine months ended September 30, 2024, respectively, and $5,050,000 and $7,800,000 for the three and nine months ended September 30, 2023, respectively. The Company repaid under the Credit Agreement and $0 and $0 for the three and nine months ended September 30, 2024, respectively, and $0 and $2,795,000 for the three and nine months ended September 30, 2023, respectively.
Interest expense incurred under the Credit Agreement amounted to $4,573,654 and $12,996,319 for the three and nine months ended September 30, 2024, respectively, and $3,503,486 and $10,115,009 for the three and nine months ended September 30, 2023, respectively. The outstanding balance under the Credit Agreement was $131,416,690 as of September 30, 2024 and was $96,455,000 as of December 31, 2023. Such amount is presented in the condensed consolidated balance sheets net of unamortized issuance costs of $1,142,325 and $70,780 as of September 30, 2024 and December 31, 2023, respectively. Interest is payable monthly on the outstanding balance of the amounts borrowed. No principal is expected to be repaid in the next twelve months due to the Commitment Termination Date having been extended to April 1, 2026, or from reductions in the borrowing base. The Company must repay all borrowed amounts one year after the Commitment Termination Date. Accordingly, all principal is shown as a non-current liability at September 30, 2024.

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
The Borrower previously entered into letter agreements with NRNS Capital Holdings LLC (“NRNS”), the manager of which is the Chairman of the Company’s Board of Directors, pursuant to which the Borrower issued subordinated promissory notes to NRNS (the “NRNS Note”) in the total principal amount of $3,750,000. Payment of principal and accrued interest under the NRNS Note was due and payable by the Borrower on June 30, 2021 and FlexShopper, LLC can prepay principal and interest at any time without penalty. At September 30, 2024, amounts outstanding under the NRNS

Note bear interest at a rate of 19.21%. Obligations under the NRNS Note are subordinated to obligations under the Credit Agreement. The NRNS Note is subject to customary representations and warranties and events of default. If an event of default occurs and is continuing, the Borrower may be required to repay all amounts outstanding under the NRNS Note. Obligations under the NRNS Note is secured by substantially all of the Borrower’s assets, subject to rights of the lenders under the Credit Agreement. On March 22, 2021, FlexShopper, LLC executed an amendment to the NRNS Note such that the maturity date was extended to April 1, 2022. On February 2, 2022, FlexShopper LLC executed another amendment to the NRNS Note. This last amendment extended the maturity date from April 1, 2022 to July 1, 2024 and increased the credit commitment from $3,750,000 to $11,000,000.
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
Principal and accrued and unpaid interest outstanding on the NRNS Note was $10,922,848 as of September 30, 2024.
Cash Flow Summary
Cash Flows from Operating Activities
Net cash used in operating activities was $23,791,180 for the nine months ended September 30, 2024 and was primarily due to the purchases of leased merchandise and the change in lease receivable offset by the add back of provision for doubtful accounts and the add back of depreciation and impairment on leased merchandise.
Net cash provided by operating activities was $2,562,763 for the nine months ended September 30, 2023 and was primarily due to the provision for doubtful accounts and the depreciation and impairment on leased merchandise partially offset by the purchases of leased merchandise and the change in lease receivable.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, net cash used in investing activities was $6,225,129 comprised of the use of $4,889,386 for the purchase of property and equipment, including capitalized software costs, and $1,335,743 of data costs.
For the nine months ended September 30, 2023, net cash used in investing activities was $5,136,639 comprised of the use of $4,565,819 for the purchase of property and equipment, including capitalized software costs, and $570,820 of data costs.
Cash Flows from Financing Activities
Net cash provided by financing activities was $32,933,721 for the nine months ended September 30, 2024 primarily due to the funds drawn on the 2024 Credit Agreement of $34,961,690.
Net cash provided by financing activities was $2,138,336 for the nine months ended September 30, 2023 primarily due to the funds borrowed under the Credit Agreement of $7,800,000 offset by repayments of amounts borrowed under Credit Agreement of $2,795,000, repayment of Basepoint credit agreement of $1,500,000 and repayment of 122 Partner Note for $1,000,000.
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

As of September 30, 2024, the material weakness described above was remediated as management of the Company changed the tax third party service provider to a well-known tax and audit firm and added more review procedures to the tax provision.

In connection with our September 30, 2024 financial statements, we identified a material weakness in our internal control over financial reporting. This material weakness is due to a lack of effective controls over the monitoring of assets pledged as collateral against certain of the Company’s loan receivables at fair value.

The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2024.

Notwithstanding the identified material weaknesses, the Company believes the financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Other than the remediation of the material weakness identified as of December 31, 2023, and the identification of the material weakness identified as of September 30, 2024 mentioned above, there were no other changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock made during the three month period ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of a Publicly Announced Programs	Maximum Dollar Value of Shares that may yet be Purchased Under Publicly Announced Programs ($)
July 1- July 31	15,207	1.09	15,207	1,615,275
August 1- August 31	58,932	1.07	58,932	1,550,051
September 1- September 30	106,425	1.04	106,425	1,436,463
The Company purchased under the share repurchase program 180,564 shares of common stock for a net cost of $195,974 for the three months ended September 30, 2024.
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

3.5
Certificate of Amendment to the Company's Certificate of Incorporation, filed October 7, 2024 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 8, 2024 and incorporated herein by reference).

10.1
Preferred Stock Purchase Option Agreement, dated October 25, 2024, between FlexShopper, Inc. and B2 FIE V LLC (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 28, 2024 and incorporated herein by reference).

10.2
Amendment No.5 to the FlexShopper, Inc. 2018 Omnibus Equity Compensation Plan (previously filed as Appendix B to the Company’s Definitive Proxy Statement filed on September 9, 2024 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification – Principal Executive and Financial Officer.*
32.1	Section 1350 Certification – Principal Executive and Financial Officer.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSHOPPER, INC.

Date: November 19, 2024	By:	/s/ H. Russell Heiser, Jr.
H. Russell Heiser, Jr.
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)